Form 10-Q
period 2008-09-30
Ascent Media CORP
filed 2008-11-12
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34176

ASCENT MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broadway, 5th floor
Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(310) 434-7500

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of Ascent Media Corporation’s common stock as of October 31, 2008 was:

Series A common stock 13,399,099 shares; and
Series B common stock 659,732 shares.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$356,078	201,633
Trade receivables, net	136,718	122,079
Prepaid expenses	13,703	13,084
Deferred income tax assets, net	17,019	12,907
Assets of discontinued operations (note 3)	—	13,232
Other current assets	2,182	2,298

Total current assets	525,700	365,233
Investments in marketable securities	—	23,545
Property and equipment, net	234,818	259,026
Goodwill (note 6)	95,069	95,069
Deferred income tax assets, net	20,704	27,076
Assets of discontinued operations	—	50,038
Other assets, net	8,712	10,999

Total assets	$885,003	830,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,815	24,768
Accrued payroll and related liabilities	22,063	23,614
Other accrued liabilities	36,956	34,120
Deferred revenue	17,155	24,492
Income taxes payable	17,704	12,764
Liabilities of discontinued operations (note 3)	—	2,779

Total current liabilities	123,693	122,537
Other liabilities	23,817	21,553

Total liabilities	147,510	144,090

Commitments and contingencies (note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,399,099 shares at September 30, 2008	134	—
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 659,732 shares at September 30, 2008	7	—
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,459,338
Parent’s investment	—	1,437,520
Accumulated deficit	(728,068)	(761,337)
Accumulated other comprehensive earnings	6,082	10,713

Total stockholders’ equity	737,493	686,896

Total liabilities and stockholders’ equity	$885,003	830,986

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	amounts in thousands,
	except per share
	amounts

Net revenue	$146,146	152,287	472,602	440,465

Operating expenses:
Cost of services	106,530	106,947	346,335	310,587
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 4)	34,821	29,978	96,515	91,684
Restructuring and other charges	1,436	192	2,699	192
Gain on sale of operating assets, net	(7,332)	(63)	(7,152)	(52)
Depreciation and amortization	15,103	15,846	45,785	46,634

	150,558	152,900	484,182	449,045

Operating loss	(4,412)	(613)	(11,580)	(8,580)
Other income:
Interest income	1,661	2,953	5,160	8,378
Other income (expense), net	1,274	(407)	(34)	(1,317)

	2,935	2,546	5,126	7,061

Earnings (loss) from continuing operations before income tax	(1,477)	1,933	(6,454)	(1,519)
Income tax benefit (expense) from continuing operations	27	(1,671)	(4,512)	(6,550)

Net earnings (loss) from continuing operations	(1,450)	262	(10,966)	(8,069)
Discontinued operations (note 3):
Earnings from discontinued operations	70,857	2,609	77,236	6,678
Income tax expense	30,079	1,228	33,001	2,951

Earnings from discontinued operations, net of income tax	40,778	1,381	44,235	3,727

Net earnings (loss)	39,328	1,643	33,269	(4,342)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(5,296)	2,037	(4,729)	4,042
Unrealized holding gains arising during the period, net of income tax	—	—	—	2
Minimum pension liability adjustment	98	—	98	—

Other comprehensive earnings (loss)	(5,198)	2,037	(4,631)	4,044

Comprehensive earnings (loss)	$34,130	3,680	28,638	(298)

Basic earnings (loss) per share (note 5)
Continuing operations	$(.10)	.02	(.78)	(.57)
Discontinued operations	2.90	.10	3.15	.26

Net earnings (loss)	$2.80	.12	2.37	(.31)

Diluted earnings (loss) per share (note 5)
Continuing operations	$(.10)	.02	(.78)	(.57)
Discontinued operations	2.90	.10	3.14	.26

Net earnings (loss)	$2.80	.12	2.36	(.31)

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	amounts in thousands

Cash flows from operating activities:
Net earnings (loss)	$33,269	(4,342)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(44,235)	(3,727)
Depreciation and amortization	45,785	46,634
Deferred income tax expense	3,527	5,233
Gain on sale of operating assets	(7,152)	(52)
Other non-cash activity, net	61	(628)
Changes in assets and liabilities:
Trade receivables	(15,058)	(3,919)
Prepaid expenses and other current assets	(1,250)	(4,374)
Payables and other liabilities	19,956	(3,225)
Operating activities from discontinued operations, net	(6,597)	2,606

Net cash provided by operating activities	28,306	34,206

Cash flows from investing activities:
Capital expenditures	(28,931)	(33,106)
Net sales (purchases) of marketable securities	23,545	(41)
Cash proceeds from sale of discontinued operations	127,833	—
Cash proceeds from sale of operating assets	11,398	88
Other investing activities, net	—	58
Investing activities from discontinued operations, net	(5,455)	(1,338)

Net cash provided by (used in) investing activities	128,390	(34,339)

Cash flows from financing activities:
Net cash transfers from (to) Discovery Holding Company (“DHC”)	(1,735)	2,380
Payment of capital lease obligation	(516)	(469)

Net cash provided by (used in) financing activities	(2,251)	1,911

Net increase in cash and cash equivalents	154,445	1,778
Cash and cash equivalents at beginning of period	201,633	154,455

Cash and cash equivalents at end of period	$356,078	156,233

Non-cash investing and financing activity:
Capital lease	$—	5,774

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Nine months ended September 30, 2008
(unaudited)

								Accumulated
					Additional			Other	Total
	Preferred	Common Stock			Paid-In	Parent’s	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings	Equity
	amounts in thousands

Balance at January 1, 2008	$—	—	—	—	—	1,437,520	(761,337)	10,713	686,896
Net earnings	—	—	—	—	—	—	33,269	—	33,269
Other comprehensive loss	—	—	—	—	—	—	—	(4,631)	(4,631)
Contribution of net operating losses from DHC	—	—	—	—	—	23,694	—	—	23,694
Net cash transfers to DHC	—	—	—	—	—	(1,735)	—	—	(1,735)
Change in capitalization in connection with AMC Spin Off (note 2)	—	134	7	—	1,459,338	(1,459,479)	—	—	—

Balance at September 30, 2008	$—	$134	7	—	1,459,338	—	(728,068)	6,082	737,493

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(1)	Basis of Presentation

For periods prior to the September 17, 2008 consummation of the spin off transaction (“AMC Spin Off”) described in note 2, the accompanying condensed consolidated financial statements of Ascent Media Corporation (“AMC” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“Ascent Media”), a wholly-owned subsidiary of DHC, (2) Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), a wholly-owned subsidiary of DHC until its sale on September 4, 2008 (see note 3) and (3) cash and investment assets of DHC. For the period following September 17, 2008, the accompanying condensed consolidated financial statements of AMC represent AMC and its consolidated subsidiaries. The AMC Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

AMC is comprised of two reportable segments. AMC’s creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images captured in principal photography or creates new three dimensional images and animation sequences. In addition, the creative services group provides a full complement of facilities and services necessary to archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber, and the Internet. The network services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite, and the Internet to programming providers in North America, Europe, and Asia. Additionally, the network services group provides systems integration, design, consulting, engineering and project management services for the worldwide broadcast, cable television, broadband, government and telecommunications markets.

AccentHealth operated an advertising-supported captive audience television network in doctor office waiting rooms nationwide, and was included as part of the network services group for financial reporting purposes until its sale on September 4, 2008.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Media Group December 31, 2007 combined financial statements and notes thereto included in the Company’s Information Statement, which was filed as Exhibit 99.1 to the Company’s Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission on September 17, 2008 (the “Information Statement”).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

(2)	AMC Spin Off Transaction

During the fourth quarter of 2007, the Board of Directors of DHC approved a resolution to spin off the capital stock of AMC to the holders of DHC Series A and Series B common stock. The AMC Spin Off was approved in connection with a transaction between DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) signed on June 4, 2008, pursuant to which DHC and Advance/Newhouse combined their respective indirect interests in Discovery Communications, LLC (“Discovery”), a leading global media and entertainment company.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The AMC Spin Off was completed on September 17, 2008 (the “Spin Off Date”) and was effected as a distribution by DHC to holders of its Series A and Series B common stock of shares of AMC Series A and Series B common stock, respectively. Holders of DHC common stock on September 17, 2008 received 0.05 of a share of AMC Series A common stock for each share of DHC Series A common stock owned and 0.05 of a share of AMC Series B common stock for each share of DHC Series B common stock owned. Approximately 13,399,000 shares of AMC Series A common stock and 660,000 shares of AMC Series B common stock were issued in the AMC Spin Off. The AMC Spin Off did not involve the payment of any consideration by the holders of DHC common stock and is intended to qualify as a transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes.

Following the AMC Spin Off, AMC and DHC operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the AMC Spin Off, AMC and DHC entered into certain agreements in order to govern certain of the ongoing relationships between AMC and DHC after the AMC Spin Off and to provide mechanisms for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement and a Tax Sharing Agreement.

The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the AMC Spin Off and cross indemnities. Pursuant to the Services Agreement, AMC will provide a subsidiary of DHC with certain general and administrative services for a one-year period beginning on the date of the AMC Spin Off, including accounting, finance, human resources, information technology, payroll and real estate management services. In consideration for such services, DHC’s subsidiary will pay AMC a fee of $1,000,000. DHC’s subsidiary will also reimburse AMC for any out-of-pocket expenses incurred by AMC in providing these services. In addition, during the term of the Services Agreement, AMC has agreed to make cash advances to such subsidiary of DHC from time to time, in an aggregate principal amount not to exceed $1.5 million, as reasonably required to meet this DHC subsidiary’s current payroll and to pay third-party vendors in the ordinary course of its business. Such advances will be due and payable in full on the first anniversary of the AMC Spin Off and will bear interest at the prime rate, calculated on an average daily balance basis.

Under the Tax Sharing Agreement, AMC will be responsible for all taxes attributable to it or one of its subsidiaries, whether accruing before, on or after the AMC Spin Off (other than any such taxes for which DHC is responsible under the Tax Sharing Agreement). AMC has also agreed to be responsible for and to indemnify DHC with respect to (i) all taxes attributable to DHC or any of its subsidiaries (other than Discovery) for any tax period that ends on or before the date of the AMC Spin Off (and for any tax period that begins on or before and ends after the date of the AMC Spin Off, for the portion of that period on or before the date of the AMC Spin Off), other than such taxes arising as a result of the AMC Spin Off and related internal restructuring of DHC and (ii) all taxes arising as a result of the AMC Spin Off or the internal restructuring of DHC to the extent such taxes are not the responsibility of DHC under the Tax Sharing Agreement. DHC will be responsible for (i) all U.S. federal, state, local and foreign income taxes attributable to DHC or any of its subsidiaries for any tax period that begins after the date of the AMC Spin Off (and for any tax period that begins on or before and ends after the date of the AMC Spin Off, for the portion of that period after the date of the AMC Spin Off), other than such taxes arising as a result of the AMC Spin Off and related internal restructuring of DHC, (ii) all taxes arising as a result of the AMC Spin Off to the extent such taxes arise as a result of any breach on or after the date of the AMC Spin Off of any representation, warranty, covenant or other obligation of DHC or of a subsidiary or shareholder of DHC made in connection with the issuance of the tax opinion relating to the AMC Spin Off or in the Tax Sharing Agreement, and (iii) all taxes arising as a result of such internal restructuring of DHC to the extent such taxes arise as a result of any action undertaken after the date of the AMC Spin Off by DHC or a subsidiary or shareholder of DHC.

Pursuant to a Services Agreement between Liberty Media Corporation (“Liberty”) and AMC, Liberty will provide certain general and administrative services including legal, tax, accounting, treasury and investor relations support. AMC will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

services and for AMC’s allocable portion of costs associated with any shared services or personnel. Liberty and AMC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.

(3)	Discontinued Operations

The condensed consolidated financial statements and accompanying notes of AMC have been prepared reflecting the following businesses as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment and Disposal of Long-lived Assets”.

On September 4, 2008, AMC completed the sale of 100% of its ownership interests in AccentHealth, part of the network services group, to an unaffiliated third party for net cash proceeds of $118,643,000. AMC’s board of directors determined that AccentHealth was a non-core asset, and that the sale of AccentHealth would be consistent with the Company’s strategy to invest in core business operations, while seeking opportunities to divest of non-core assets, where appropriate. AMC recognized a pre-tax gain on the sale of $63,929,000, subject to customary post-closing adjustments, and $27,537,000 of income tax expense on the gain. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

On September 8, 2008, AMC sold 100% of the outstanding membership interests in Ascent Media Systems & Technology Services, LLC, part of the network services group, located in Palm Bay, Florida (“Palm Bay”), to an unaffiliated third party for net cash proceeds of $7,040,000. AMC’s board of directors determined that Palm Bay was a non-core asset, and it does not anticipate that the sale of Palm Bay will materially impact the remaining businesses and assets of AMC. AMC recognized a pre-tax gain on the sale of $3,370,000 and recorded income tax expense on the gain of $1,452,000. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

On September 30, 2008, AMC sold 100% of its ownership interest in Visiontext Limited (“Visiontext”), part of the creative services group, to an unaffiliated third party for net cash proceeds of $2,150,000. AMC recognized a pre-tax gain on the sale of $1,777,000 and recorded income tax expense on the gain of $497,000. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

The following table presents the results of operations of the discontinued operations that are included in Earnings from discontinued operations, net of income tax:

	Nine Months Ended
	September 30,
	2008	2007
	amounts in thousands

Revenue	30,394	29,483
Earnings before income taxes(1)	77,236	6,678

(1)	The 2008 amount includes a $63,929,000 gain on the sale of AccentHealth, a $3,370,000 gain on the sale of Palm Bay and a $1,777,000 gain on the sale of Visiontext.

(4)	Long-Term Incentive Compensation

2006 Ascent Media Long-Term Incentive Plan

Ascent Media has made awards to certain employees under its 2006 Long-Term Incentive Plan, as amended, (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“PAR Value”) is equal to the positive amount (if any) by which (a) the sum of (i) 6% of

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000; plus (ii) the calculated value of Ascent Media, based on a formula set forth in the 2006 Plan, divided by 10,000,000; exceeds (b) a baseline value determined at the time of grant. The 2006 Plan is administered by a committee whose members are designated by our board of directors. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 483,500 PARs granted as of September 30, 2008. The PARs vest quarterly over a three year period beginning on the grant date, and vested PARs are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment for any reason other than cause) in either cash or stock at the committee’s discretion. Ascent Media records a liability and a charge to expense based on the PAR Value and percent vested at each reporting period.

Prior to the most recent amendment of the 2006 Plan, the calculated value and free cash flow of AccentHealth were included in determining the PAR value. Effective September 9, 2008, the 2006 Plan was amended to reflect the sale of AccentHealth. As a result of the amendment, Ascent Media will make cash distributions to each grantee who held PARs on the date of the AccentHealth sale, in an aggregate amount for each grantee representative of the increase in PAR Value related to AccentHealth from the date of grant of PARs to such grantee through the date of sale. These cash distributions will be made over a three year period, beginning in February 2009, with the majority of grantees receiving their entire distribution in 2009. Ascent Media recorded a liability and a charge to selling, general and administrative expense of $3,598,000 for such distribution.

Ascent Media Corporation 2008 Incentive Plan

The Ascent Media Corporation 2008 Incentive Plan (the “2008 incentive plan”) became available to certain employees and independent contractors on the Spin Off Date. The 2008 incentive plan is designed to provide additional compensation to certain employees and independent contractors for services rendered, to encourage their investment in AMC’s capital stock and to attract persons of exceptional ability to become officers and employees. The number of individuals who receive awards under the 2008 incentive plan will vary from year to year and is not predictable. Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing (collectively, “awards”). The maximum number of shares of AMC’s common stock with respect to which awards may be granted under the 2008 incentive plan is 2,000,000, subject to anti-dilution and other adjustment provisions of the incentive plan. The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted. As of September 30, 2008, no awards had been granted.

Other

As of the Spin Off Date, DHC stock options held by a certain officer and director of DHC, who is currently a director of DHC’s successor, were converted into options to purchase shares of the applicable series of AMC common stock and options to purchase shares of the applicable series of common stock of DHC’s successor. In accordance with the conversion calculation, the holder received 11,722 AMC Series A options with exercise prices ranging from $16.70 to $29.42 and 76,210 AMC Series B options with an exercise price of $25.29. In accordance with the terms of the original DHC option and the conversion, the holder may elect, at the exercise date, to convert the Series B options into 93,115 Series A options with an exercise price of $22.53. All of these options are fully vested. The AMC Series B options (and the AMC Series A options into which such Series B options may be converted) expire in 3 years. The rest of the AMC Series A options expire in 5 to 9 years.

(5)	Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic and diluted earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the number of Series A and Series B common shares outstanding for the period. The number of shares outstanding for periods prior to the Spin Off Date is 14,058,831 shares, which is the number of shares that were issued on the Spin

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Off Date. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. As of September 30, 2008, the options to purchase AMC common stock had a dilutive effect of 20,664 shares.

(6)	Goodwill

At September 30, 2008 and December 31, 2007, the entire $95,069,000 of goodwill is included in the creative services group. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those years, and AMC has elected the deferral provision, as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairments under SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(7)	Income Taxes

Although AMC was included in the DHC consolidated tax returns while it was a subsidiary of DHC, AMC has accounted for income taxes on a separate company return basis in the accompanying condensed consolidated financial statements. Such methodology resulted in AMC recording income taxes payable prior to the AMC Spin Off. Because DHC had net operating losses to offset $23,694,000 of the tax payable in its consolidated tax return, AMC reduced its income tax payable by this amount immediately prior to the AMC Spin Off with an offsetting increase to additional paid-in capital.

During the first quarter of 2008, Liberty reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty allocated to the Company at the time of the 2005 spin off. The reduction in the Company’s federal NOLs resulted in tax expense of $1,880,000 (35% of $5,370,000). The Company did not expect to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense.

At September 30, 2008 AMC has fully utilized its federal net operating losses against its current and discontinued operations. The Company has $252 million of California net operating losses to carry forward, which are subject to a gross $129 million valuation allowance and a tax effected amount of $7,417,000.

At September 30, 2008 AMC has provided for $1,876,000 of U.S. tax expense for future repatriation of cash from its Singapore operations pursuant to APB Opinion No. 23,“Accounting for Income Taxes — Special Areas”. This charge represents all undistributed earnings from Singapore not previously taxed in the U.S. In addition, AMC has received a benefit of $2,144,000 of foreign tax credits from its Singapore operations, now available for use in 2008 and future years by AMC.

As of January 1, 2008, the Company’s tax reserves related to unrecognized tax benefits for uncertain tax positions were not significant. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2008.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income (expense), net, in the accompanying condensed consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

other income (expense), net, in the accompanying condensed consolidated statements of operations. As of September 30, 2008, accrued interest and penalties related to uncertain tax positions were not significant.

(8)	Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

The Company and its subsidiaries lease offices, satellite transponders and certain equipment under capital and operating lease arrangements.

On December 31, 2003, AMC acquired the operations of Sony Electronics’ systems integration center business and related assets, which we refer to as SIC. In the exchange, Sony received the right to be paid by the end of 2008 an amount equal to 20% of the value of the combined business of AMC’s wholly owned subsidiary, AF Associates, Inc. (“AF Associates”), and SIC. The value of 20% of the combined business of AF Associates and SIC is estimated at $6,100,000. On July 30, 2008, AMC and Sony Electronics entered in to an amended agreement which required AMC to immediately pay $1,874,000 to Sony Electronics as a partial payment of the 20% of value, but delayed any further payments until a date no earlier than December 31, 2012. As a result of this amended agreement and payment to Sony Electronics, the estimated remaining liability was reduced from $6,100,000 to $4,226,000, and such amount is included in other liabilities in the accompanying condensed consolidated balance sheet. The combined business of AF Associates and SIC is included in AMC’s network services group.

(9)	Related Party Transactions

AMC provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery Communications, Inc. (“DCI”). AMC, previously a wholly-owned subsidiary of DHC, and DCI, previously an equity investment of DHC, were related parties through the Spin Off Date. Revenue recorded by AMC for these services in 2008 through the Spin Off Date and for the nine months ended September 30, 2007 aggregated $24,727,000 and $34,281,000, respectively. AMC continues to provide services to DCI subsequent to the Spin Off Date.

(10)	Information About Reportable Segments

The Company’s chief operating decision maker, or his designee (the “CODM”), has identified the Company’s reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent more than 10% of the Company’s combined revenue or earnings before taxes. Based on the foregoing criteria, the Company’s business units have been aggregated into two reportable segments: the creative services group and the network services group.

The creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to programming providers in North America, Europe and Asia. Additionally, the network services group provides systems integration, design, consulting, engineering and project management services for the worldwide broadcast, cable television, broadband, government and telecommunications markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company evaluates the performance of these operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). The Company defines adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations). This non-GAAP financial measure is used by management to view operating results and perform analytical comparisons and identify strategies to improve performance.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Creative	Network
	Services	Services			Consolidated
	Group	Group(1)	Total	Other(2)	Total
		amounts in thousands

Three months ended September 30, 2008
Revenue from external customers	$84,235	61,911	146,146	—	146,146
Adjusted OIBDA	$7,661	7,847	15,508	(7,055)	8,453
Capital expenditures	$8,484	4,895	13,379	1,504	14,883
Total assets	$334,495	195,194	529,689	355,314	885,003
Nine months ended September 30, 2008
Revenue from external customers	$242,317	230,285	472,602	—	472,602
Adjusted OIBDA	$19,351	33,258	52,609	(19,354)	33,255
Capital expenditures	$17,508	7,628	25,136	3,795	28,931
Three months ended September 30, 2007
Revenue from external customers	$84,679	67,608	152,287	—	152,287
Adjusted OIBDA	$11,014	10,189	21,203	(5,650)	15,553
Capital expenditures	$4,900	4,469	9,369	387	9,756
Nine months ended September 30, 2007
Revenue from external customers	$257,334	183,131	440,465	—	440,465
Adjusted OIBDA	$32,332	24,021	56,353	(16,905)	39,448
Capital expenditures	$17,386	12,131	29,517	3,589	33,106

(1)	Included in network services group revenue is broadcast services revenue of $32,201,000 and $31,089,000 and systems integration revenue of $29,710,000 and $36,519,000 for the three months ended September 30, 2008 and 2007, respectively. Included in network services group revenue is broadcast services revenue of $101,321,000 and $96,173,000 and systems integration revenue of $128,964,000 and $86,958,000 for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Amounts shown in other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in other is (i) SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of cash, investments in marketable securities and deferred income tax assets.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of consolidated segment adjusted OIBDA to earnings (loss) before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		amounts in thousands

Consolidated segment adjusted OIBDA	$15,508	21,203	52,609	56,353
Corporate selling, general and administrative expenses	(7,055)	(5,650)	(19,354)	(16,905)
Stock-based and long-term incentive compensation	(3,597)	(111)	(3,313)	(1,018)
Accretion expense on asset retirement obligations	(61)	(80)	(190)	(236)
Restructuring and other charges	(1,436)	(192)	(2,699)	(192)
Depreciation and amortization	(15,103)	(15,846)	(45,785)	(46,634)
Gain on sale of operating assets, net	7,332	63	7,152	52
Other, net	2,935	2,546	5,126	7,061

Earnings (loss) from continuing operations before income tax	$(1,477)	1,933	(6,454)	(1,519)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	amounts in thousands

Revenue
United States	$110,098	115,781	351,613	331,531
United Kingdom	31,439	30,505	104,106	90,339
Other countries	4,609	6,001	16,883	18,595

	$146,146	152,287	472,602	440,465

	September 30,	December 31,
	2008	2007
	amounts in thousands

Property and equipment, net
United States	$159,457	167,583
United Kingdom	56,555	68,548
Other countries	18,806	22,895

	$234,818	259,026

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	lack of operating history;

•	general economic and business conditions and industry trends including the timing of, and spending on, motion picture, television and television advertising;

•	integration of acquired businesses;

•	the regulatory and competitive environment of the industries in which we and our customers operate;

•	retention of our largest customer accounts;

•	availability of third-party satellite and terrestrial connectivity services relied on by us to provide our services;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	competitor and overall market response to our products and services, including acceptance of the pricing of such products and services; and

•	risk of loss from earthquakes and other catastrophic events.

For additional risk factors, please see the Information Statement, which was included in our Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission on September 17, 2008 (the “Information Statement”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the combined financial statements and notes thereto included in the Information Statement.

Overview

We are a holding company and own 100% of our principal operating subsidiary, Ascent Media Group, LLC (“Ascent Media”). We recently sold our other wholly-owned operating subsidiary, Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”).

AMC Spin Off

On September 17, 2008, Discovery Holding Company (“DHC”) completed the spin off of our capital stock to the holders of DHC Series A and Series B common stock (the “AMC Spin Off”). The AMC Spin Off was effected as a distribution by DHC to holders of its Series A and Series B common stock of shares of our Series A and Series B common stock. The AMC Spin Off did not involve the payment of any consideration by the holders of DHC common stock and is intended to qualify as a transaction under Section 368(a) and 355 of the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. The AMC Spin Off was accounted for at historical cost due to the pro rata nature of the distribution. The AMC Spin Off was made as a dividend to holders of record of DHC common stock as of the close of business on September 17, 2008. The AMC Spin Off was approved by the board of directors of DHC in connection with a transaction between DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”), pursuant to which DHC and Advance/Newhouse combined their respective interests in Discovery Communications Holding, LLC. It was a condition to the AMC Spin Off that the agreement between DHC and Advance/Newhouse relating to that transaction was in effect and that all conditions precedent to that transaction (other than the AMC Spin Off and certain conditions to be satisfied at the closing thereof) had been satisfied or, to the extent waivable, waived. Following the AMC Spin Off, we are a separate publicly traded company, and we and DHC operate independently.

As a result of becoming a separate publicly traded company, we expect to incur costs and expenses greater than those we incurred as a subsidiary of DHC. These increased costs and expenses will arise from various factors, including, but not limited to:

•	Costs associated with complying with the federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002;

•	Increased professional fees for annual and quarterly public reporting requirements, tax consulting and legal counseling;

•	Fees paid to our board of directors; and

•	Fees associated with public company requirements, such as listing our Series A common stock on the Nasdaq Global Market, filing and printing our reporting requirements, stockholder related expenses and investor relations related expenses.

We estimate that these costs and expenses, in the aggregate, could result in approximately $5 to $7 million of additional annual expense.

Ascent Media

Ascent Media provides creative and network services to the media and entertainment industries in the United States, the United Kingdom (“UK”) and Singapore. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media’s operations are organized into two groups: the creative services group and the network services group.

On November 5, 2007, Writers Guild of America, East and West (“Writers Guild”) declared a strike affecting the script writing for television shows and films. The strike, which lasted until February 12, 2008, had a significant adverse effect on the revenue generated by Ascent Media’s creative services business for services provided on new entertainment projects utilizing scripted content and the production of new television commercials. The 2007-2008 television season was significantly affected by the strike. Networks and producers resumed production of some scripted television programming interrupted by the strike. However, some programming never resumed production for that season.

The contract between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers (“AMPTP”) for theatrical motion picture and television performances expired on June 30, 2008, without agreement on terms for a new contract. The Screen Actors Guild continues to work under the terms of the expired contract but the failure to finalize and ratify a new agreement with the AMPTP could lead to a strike or other job action. Any such labor dispute could have an adverse effect on the television and motion picture production industries, including Ascent Media’s business, and in the case of a severe or prolonged work stoppage, the adverse effect on Ascent Media’s business, operations, results of operations and/or financial condition could be material.

In recent years, Ascent Media has been challenged by increasing competition and resulting downward rate pressure for certain of its networks services. Such factors have caused some margin compression and lower operating income. Ascent Media believes that while its networks services margins in 2007 and 2008 are lower than in some previous years, they have stabilized for the time being, and Ascent Media is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the U.S., the U.K. and Singapore, Ascent Media hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include increased competition in both its creative and network services, the continuing need to incur capital expenditures for equipment and other items to meet customers’ requirements for integrated and file-based workflows, technological challenges relating to the continued development of end to end file-based solutions, and the need to continue to differentiate products and services to help maintain or increase operating margins.

Discontinued Operations

The condensed consolidated financial statements and accompanying notes of Ascent Media Corporation (“AMC”), included elsewhere herein, have been prepared to reflect the following businesses as discontinued operations for all periods presented.

AccentHealth

AccentHealth, which we acquired on January 27, 2006, operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. AccentHealth was part of the network services group. On September 4, 2008, we completed the sale of 100% of the ownership interests in AccentHealth to an unaffiliated third party for net cash proceeds of $118,643,000. Our board of directors determined that AccentHealth was a non-core asset, and the sale of AccentHealth would be consistent with our strategy of continuing to invest in core business operations while seeking opportunities to divest our non-core assets. We recognized a pre-tax gain on the sale of $63,929,000 subject to customary post-closing adjustments, and $27,537,000 of income tax expense on the gain. We do not anticipate that the sale of AccentHealth will materially impact our remaining businesses and assets.

Palm Bay

Ascent Media Systems & Technology Services, LLC, located in Palm Bay, Florida (“Palm Bay”), provides field service operations through an on-staff network of field engineers located throughout the United States and was part of the network services group. Services include preventative and reactive maintenance of satellite earth stations, fiber-based digital transmission facilities, cable and telecommunications stations, and other technical facilities for the distribution of video content. It also operates a call center and a network operations center. Palm Bay’s clients include major U.S. broadcast and cable networks, telecommunications providers, digital equipment manufacturers, and government and corporate operations. On September 8, 2008, we sold Palm Bay to an unaffiliated third party for net cash proceeds of $7,040,000. We recognized a gain on this sale of $3,370,000, and income tax expense of $1,452,000 on such gain.

Visiontext

Visiontext Limited (“Visiontext”) operates a post-production subtitling business in the U.K. and U.S. and was part of the creative services group. On September 30, 2008, we sold Visiontext to an unaffiliated third party for net cash proceeds of $2,150,000. We recognized a gain on this sale of $1,777,000, and income tax expense of $497,000 on such gain.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). We define segment adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations). We believe this non-GAAP financial measure is an important indicator of the operational strength and performance of our businesses, including each business’ ability to invest in ongoing capital expenditures and service any debt. In addition, this measure is used by management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Results of Operations

Our operations are organized into two groups: creative services and the network services.

Ascent Media’s creative services group generates revenue primarily from fees for post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and television commercials. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. Additionally, the creative services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these creative services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. The creative services group includes Ascent Media’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms.

The network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group also includes the Ascent Media Systems & Technology Services division (“S&TS”), which derives revenue from systems integration and field support services, technology consulting services, design and implementation of advanced video systems and engineering project management. For the nine months ended September 30, 2008, approximately 44% of the network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 56% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

Three and Nine months ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	dollar amounts in thousands

Segment Revenue
Creative Services group	$84,235	84,679	242,317	257,334
Network Services group	$61,911	67,608	230,285	183,131
Segment Adjusted OIBDA
Creative Services group	$7,661	11,014	19,351	32,332
Network Services group	$7,847	10,189	33,258	24,021
Segment Adjusted OIBDA as a percentage of Revenue
Creative Services group	9.1%	13.0%	8.0%	12.6%
Network Services group	12.7%	15.1%	14.4%	13.1%

Revenue.  Our consolidated revenue decreased $6,141,000 or 4.0% and increased $32,137,000 or 7.3% for the three and nine months ended September 30, 2008, as compared to the corresponding prior year period. The creative services group revenue decreased $444,000 or 0.5% and $15,017,000 or 5.8% for the three and nine months ended September 30, 2008, respectively, while network services group revenue decreased $5,697,000 or 8.4% and increased $47,154,000 or 25.7% for such periods.

The decrease in creative services group revenue for the three month period was due to (i) a decrease of $1,718,000 in media services from lower digital, lab and DVD services and (ii) unfavorable changes in foreign currency exchange rates of $1,409,000, partially offset by an increase of $2,543,000 in feature film revenue driven by increased titles for post production work both in the U.S. and U.K. The decrease for the nine month period was due to (i) a decrease of $13,364,000 in television post production services primarily driven by the impact of the Writers Guild strike earlier in the year along with a weaker broadcast market in the U.K., (ii) a decrease of $2,956,000 in media services from lower lab and digital services work, (iii) a decrease of $2,090,000 in commercial revenue driven by a weaker worldwide market in 2008, and (iv) unfavorable changes in foreign currency exchange rates of $1,163,000. These decreases were partially offset by an increase of $4,763,000 in feature film revenue driven by increased titles for dailies and post production services.

The decrease in the network services group revenue for the three month period was mainly due to a decrease of $6,808,000 in system integration services revenue primarily driven by the timing of a large project in the third quarter of 2007. The increase for the nine month period was due to (i) an increase of $42,007,000 in system integration services revenue reflecting a significant number of larger projects in 2008, with one customer contributing to a significant amount of the increase and (ii) an increase of $3,613,000 in content distribution revenue in the U.S. and U.K.

For the nine months ended September 30, 2008, $65,178,000 of the network services group revenue was generated by one customer, Motorola, Inc., under system integration services contracts which expire in July 2009. We could only sustain this level of revenue in the future if we enter into other contracts of this same magnitude, of which there is no guarantee. Additionally, from January 1, 2008 to September 17, 2008 and for the nine months ended September 30, 2007, the network services group earned revenue from Discovery of $24,727,000 and $34,281,000, respectively. We continue our relationship with Discovery after the AMC Spin Off. Prior to the AMC Spin Off, we were a wholly-owned subsidiary of DHC and Discovery was an equity investment of DHC.

Cost of Services.  Cost of services decreased $417,000 or 0.4% and increased $35,748,000 or 11.5% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The decrease for the three month period was mainly attributable to network services resulting from lower volumes of system integration services, which incur significant production material costs. The decrease was partially offset by higher cost of services in creative services driven by increases in features post production work. The increase in cost of sales for the nine month period was attributable to network services resulting from higher volumes of system integration services, driving large increases in production material costs. This increase was partially offset by lower cost of services in creative services driven by decreases in television production services impacted by the Writers Guild strike.

As a percent of revenue, cost of services was 72.9% and 70.2% for the three month periods and 73.3% and 70.5% for the nine months ended September 30, 2008 and 2007, respectively. The percentage increase is mainly a result of revenue mix primarily driven by the higher production material costs for system integration projects. Additionally, creative services labor costs decreased to a much lesser degree than revenue during the period of the Writers Guild strike, with certain fixed costs remaining regardless of the decline in revenue.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	amounts in thousands

SG&A	$31,163	29,787	93,012	90,430
Stock-based and long-term incentive compensation	3,597	111	3,313	1,018
Accretion expense on asset retirement obligations	61	80	190	236

Total SG&A	$34,821	29,978	96,515	91,684

Our SG&A, including AMC corporate expenses but excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations, increased $1,376,000 or 4.6% and $2,582,000 or 2.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The increase was mainly driven by higher facility costs related to duplicative rent as a creative services business unit relocates to a new facility, public company costs, primarily professional fees, and new product development costs. As a percent of revenue, our SG&A was 21.3% and 19.6% for the three month periods and 19.7% and 20.5% for the nine months ended September 30, 2008 and 2007, respectively.

Adjusted OIBDA.  The following table provides a reconciliation of consolidated segment adjusted OIBDA to earnings (loss) before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	amounts in thousands

Consolidated segment adjusted OIBDA	$15,508	21,203	52,609	56,353
Corporate selling, general and administrative expenses	(7,055)	(5,650)	(19,354)	(16,905)
Stock-based and long-term incentive compensation	(3,597)	(111)	(3,313)	(1,018)
Accretion expense on asset retirement obligations	(61)	(80)	(190)	(236)
Restructuring and other charges	(1,436)	(192)	(2,699)	(192)
Depreciation and amortization	(15,103)	(15,846)	(45,785)	(46,634)
Gain on sale of operating assets, net	7,332	63	7,152	52
Other, net	2,935	2,546	5,126	7,061

Earnings (loss) from continuing operations before income tax	$(1,477)	1,933	(6,454)	(1,519)

Total adjusted OIBDA as a percentage of revenue (“OIBDA Margin”) was 5.8% and 10.2% for the three month periods and 7.0% and 9.0% for the nine months ended September 30, 2008 and 2007, respectively. The services provided by the creative services group are very labor intensive and incur high facility costs, with labor and facility costs representing over 71% of revenue. The creative services group’s other primary cost components are production equipment, materials cost and general and administrative expenses. Creative services group OIBDA Margin was lower for 2008 compared to 2007 mainly due to the impact of the Writers Guild strike, as certain fixed costs and staffing requirements remained regardless of the decline in revenue.

The primary cost components for the network services group are labor and materials, with these costs comprising over 70% of the networks’ revenue. The other primary cost components for the network services group are facility costs, production equipment and general and administrative expenses. For the three months ended September 30, 2008, network services group OIBDA Margin was lower than the corresponding prior year period due to a $1.7 million loss recorded on a system integration contract in 2008. For the nine months ended September 30, 2008, network services group OIBDA Margin was higher than the corresponding prior year period as the overall revenue mix shifted toward large systems integration projects in 2008, causing an increase in material costs that was more than offset by a decrease in labor and facility costs as a percentage of revenue.

Due to the higher labor and facility costs for the creative services group, as well as slightly higher production equipment costs, the OIBDA Margin for creative services group is lower than such margin for the network services group for the three and nine months ended September 30, 2008 and 2007.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was $3,313,000 and $1,018,000 for the nine months ended September 30, 2008 and 2007, respectively, and is included in SG&A in our consolidated statements of operations. Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan, as amended, (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media that are payable in cash or stock at the committee’s discretion. The value of the PARs is based on a formula set forth in the 2006 Plan and is tied to cumulative free cash flow and a calculation based on certain operating and financial results of Ascent Media. We record compensation based on the vesting and value of the PARs. Effective September 9, 2008, the 2006 Plan was amended to reflect the sale of AccentHealth, which was previously included in determining the value of the PARs. As a result of the amendment, we will make cash distributions to each grantee who held PARs on the date of the AccentHealth sale, which distributions total $3,598,000. These cash distributions will be made over a three year period, beginning in February 2009, with the majority of grantees receiving their entire distribution in 2009. The charge to expense is included in stock-based and long-term incentive compensation for the nine months ended September 30, 2008.

Restructuring Charges.  During the nine months ended September 30, 2008, we recorded restructuring charges of $2,699,000, related to severance and facility costs in conjunction with restructuring efforts in our U.K. creative services group and the closing of our operations in Mexico. During the nine months ended September 30, 2007, we recorded restructuring charges of $192,000 related to severance in conjunction with U.S. and U.K. restructuring efforts in the creative services group.

Gain on Sale of Operating Assets, net.  During the three and nine months ended September 30, 2008, we recorded a gain on sale of operating assets, net, of $7,332,000 and $7,152,000, respectively. Included in these amounts was a pre-tax gain on sale of $7,780,000 for the August 29, 2008 sale of creative services group U.K. real estate for net cash proceeds of $9,564,000.

Depreciation and Amortization.  Depreciation and amortization expense for the three and nine months ended September 30, 2008 was relatively flat compared to the corresponding prior year periods due to depreciation on new assets placed in service offset by assets becoming fully depreciated.

Income Taxes from Continuing Operations.  For the nine months ended September 30, 2008, we had a pre-tax loss from continuing operations of $6,454,000, but incurred $4,512,000 of income tax expense mainly due to (i) a settlement with the IRS which reduced net operating losses that had been allocated from Liberty Media Corporation (“Liberty Media”), (ii) federal and state tax expense of $1,876,000 related to certain Singapore entities and (iii) a state rate change which generated $1,075,000 in expense. During the first quarter of 2008, Liberty Media reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty Media in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty Media allocated to us at the time of the 2005 spin off. The reduction in our federal NOLs resulted in tax expense of $1,880,000 (35% of $5,370,000). We had no expectation that we would be able to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense.

For the nine months ended September 30, 2007, we had pre-tax loss from continuing operations of $1,519,000, but incurred income tax expense of $6,550,000 mainly due to federal and state tax expense related to certain Singapore entities and from an increase in our valuation allowance related to U.K. losses.

Net Earnings (Loss).  Our net earnings (loss) increased from a loss of $4,342,000 for the nine months ended September 30, 2007 to earnings of $33,269,000 for the nine months ended September 30, 2008. The change in net earnings (loss) is due to the other aforementioned changes in revenue, expenses and other income, as well as to the earnings and gains on sale of discontinued operations. Included in these amounts was earnings from discontinued operations of $3,727,000 for the nine months ended September 30, 2007 and earnings from discontinued operations of $44,235,000 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the nine months ended September 30, 2008 and 2007, our cash from operating activities was $28,306,000 and $34,206,000, respectively. The primary drivers of our cash flow from operating activities are adjusted OIBDA and changes in working capital. Fluctuations in our adjusted OIBDA are discussed in “Results of Operations” above under the captions Revenue, Cost of Services and Selling, General and Administrative. Changes in working capital are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue. The increase in accounts receivable from December 31, 2007 to September 30, 2008 is mainly driven by a $6,958,000 increase in systems integration contract billings and a $6,686,000 increase in U.K. network services contracts. The increase in accounts payables is mainly the result of equipment purchases on large systems integration contracts.

During the nine months ended September 30, 2008 and 2007, we used cash of $28,931,000 and $33,106,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not the specific customer. During the nine months ended September 30, 2008, we sold marketable securities for cash of $23,545,000. Those securities were originally purchased in 2006. In September 2008, we received net cash proceeds of $118,643,000 from the sale of AccentHealth, $7,040,000 from the sale of Palm Bay, $2,150,000 from the sale of Visiontext and $11,398,000 from the sale of other creative services group assets.

During the nine months ended September 30, 2008, we transferred $1,735,000 of cash to DHC, on a net basis, while we received $2,380,000 of net cash from DHC during the nine months ended September 30, 2007. All of the transfers occurred prior to our September 17, 2008 spin off from DHC, while we were still a DHC wholly-owned operating subsidiary.

At September 30, 2008, we have approximately $356 million of cash on hand, and for the next twelve months, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

In the fourth quarter of 2008, we expect to spend up to $15 million for capital expenditures, which we expect will be funded with cash from operations and cash on hand.

Our ability to seek additional sources of funding depends on our future financial position and results of operations, which, to a certain extent, are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Risk

We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

Item 4T.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

Date: November 11, 2008	By:	/s/ William R. Fitzgerald William R. Fitzgerald Chairman and Chief Executive Officer

Date: November 11, 2008	By:	/s/ Jose A. Royo Jose A. Royo President and Chief Operating Officer

Date: November 11, 2008	By:	/s/ George C. Platisa George C. Platisa Executive Vice President and Chief Financial Officer

II-2

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.