Form 10-K
period 2008-12-31
Ascent Media CORP
filed 2009-03-31
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34176

ASCENT MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code:
(720) 875-5622

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Series B Common Stock, par value $.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
     (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of Ascent Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on February 27, 2009, was approximately $313 million.

The number of shares outstanding of Ascent Media Corporation’s common stock as of February 27, 2009 was: Series A common stock 13,410,044 shares; and Series B common stock 659,679 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT MEDIA CORPORATION
2008 ANNUAL REPORT ON FORM 10-K

ITEM 1.	DESCRIPTION OF OUR BUSINESS

(a)	General Development of Business

Ascent Media Corporation (“Ascent Media”) was incorporated in the state of Delaware on May 29, 2008 as a wholly-owned subsidiary of Discovery Holding Company (“DHC”). On September 17, 2008, DHC completed the spin-off of Ascent Media to DHC’s shareholders and we became an independent, publicly traded company. In the spin-off, each holder of DHC common stock received 0.05 of a share of our Series A common stock for each share of DHC Series A common stock held and 0.05 of a share of our Series B common stock for each share of DHC Series B common stock held. 13,401,886 shares of our Series A common stock and 659,732 shares of our Series B common stock were issued in the spin-off, which was intended to qualify as a tax-free transaction.

Our principal assets are our wholly-owned operating subsidiary Ascent Media Group, LLC (“AMG”) and cash and cash equivalents. At December 31, 2008, cash and cash equivalents, on a consolidated basis, totaled $341,517,000, which included AMG’s cash on hand. We currently have no indebtedness for borrowed money. We intend to continue to operate AMG, while also looking for opportunities to leverage our strong capital position through strategic acquisitions or other investments.

AMG is primarily engaged in the business of providing content and creative services to the media and entertainment industries in the United States, the United Kingdom and Singapore. Through its Content Services and Creative Services groups, AMG provides solutions for the creation, management and distribution of content to major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Services are marketed to target industry segments through AMG’s internal sales force and may be sold on a bundled or individual basis.

Recent Developments

On September 4, 2008, we consummated the sale of 100% of the outstanding ownership interests in Ascent Media CANS, LLC (“AccentHealth”) to an unaffiliated third party, for approximately $120 million in cash. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. Our assets at the time of the spin-off included the cash proceeds we received in such sale, net of selling expenses. The results of operations of AccentHealth have been treated as discontinued operations for all periods presented in this Annual Report.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions;

•	industry trends including the timing of, and spending on, feature film, television and television commercial production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development of new business lines and business strategies;

•	integration of acquired operations;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and internet protocol-based television and their impact on television advertising revenue;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	fluctuations in foreign currency exchange rates;

•	political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, or FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests; and

•	threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

(b)	Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before taxes and equity affiliates whose share of earnings represent more than 10% of our earnings before taxes.

Based on the foregoing criteria, our two reportable segments are our Content Services group and our Creative Services group, which are also operating segments of AMG. Financial information related to our reportable segments can be found in note 16 to our consolidated financial statements found in Part II of this Annual Report.

(c)	Narrative Description of Business

Through our wholly-owned subsidiary AMG, we are primarily engaged in the business of providing services to the media and entertainment industries in the United States, the United Kingdom and Singapore.

AMG provides a wide variety of creative services and content management and delivery services to the media and entertainment industries in the United States, the United Kingdom and Singapore. AMG provides solutions for the creation, management and distribution of content to major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Services are marketed to target industry segments through AMG’s internal sales force and may be sold on a bundled or individual basis.

The assets and operations of AMG are composed primarily of the assets and operations of various businesses acquired from 2000 through 2004, including The Todd-AO Corporation, Four Media Company, Video Services Corporation, Group W Network Services, London Playout Centre and the systems integration business of Sony Electronics. The combination and integration of these and other acquired entities allows AMG to offer integrated outsourcing solutions for the technical and creative requirements of its clients, from content creation and other post-production services to media management and transmission of the final product to broadcast television stations, cable system head-ends and other destinations and distribution points.

In the quarter ended December 31, 2008, AMG changed its alignment of operating segments. As a result, AMG is organized into two operating groups: businesses that provide content management and delivery services and businesses that provide creative services. The content services businesses will provide fully integrated content delivery solutions and services to its customers. The creative services businesses will focus on providing post-production services to the television and movie industry. Segment information for prior periods has been revised to retrospectively reflect AMG’s current segment reporting structure. The change to segment reporting has no effect on our reported net earnings (loss).

Content Services

AMG’s Content Services group provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet, as well as the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. AMG’s Content Services group operates from facilities located in California, Connecticut, Florida, Minnesota, New York, New Jersey, Virginia, the United Kingdom and Singapore. As used in the media services industry, the term “element” refers to a unit of created content of any length, such as a feature film, television episode, commercial spot, movie trailer, promotional clip or other unique product, such as a foreign language version or alternate format of any of the foregoing.

Key services provided by AMG’s Content Services group include the following:

Assembly, formatting and master creation and duplication.  AMG implements clients’ creative decisions, including decisions regarding the integration of sound and visual effects, to assemble source material into its final form. In addition, AMG uses sophisticated computer graphics equipment to generate titles and character imagery and to format certain entertainment media content to meet specific production and distribution requirements, including time compression and commercial breaks. Finally, AMG creates and delivers multiple master copies of the applicable final product for distribution, broadcast, archival and other purposes designated by the customer.

Digital media management services.  AMG’s Digital Media Distribution Center provides services that enable content owners to digitize content once, then store, manage, re-purpose and distribute such content globally in multiple formats and languages to numerous providers. These file-based services can help AMG’s clients exploit existing and emerging global revenue streams, including broadband, mobile and other digital outlets and devices, reducing time-to-market while providing increased security, flexibility and database functionality. Such services can be implemented as a fully outsourced platform or individual managed services.

Advertising distribution.  Once a television commercial has been completed, AMG provides support services required to manufacture and deliver commercials to specific television broadcasters or radio stations, including format conversion, video and audio duplication, distribution, and storage and asset management, for advertising agencies, corporate advertisers and other content owners. AMG uses satellite, fiber-optic and Integrated Services Digital Network, or ISDN, Internet access, terrestrial broadband, and conventional air freight for the delivery of television and radio spots to broadcasters and radio stations. AMG’s commercial television distribution facilities in Los Angeles and San Francisco, California enable AMG to service any regional or national client.

Restoration, preservation and asset protection of existing and damaged content.  AMG provides film restoration, preservation and asset protection services. AMG’s technicians use photochemical and digital processes to clean, repair and rebuild a film’s elements in order to return the content to its original and sometimes to an improved image quality. AMG also protects film element content from future degradation by transferring film images to newer archival film stocks and digital files. AMG also provides asset protection services for its clients’ color library titles, which is a preservation process whereby B/W, silver image, polyester, positive and color separation masters are created, to protect the images of new and older films.

Transferring film to video or digital media masters.  A considerable amount of film content is ultimately distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to a video or digital file format. Each frame must be color corrected and adapted to the desired aspect ratio to meet the required distribution specifications and ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as the domestic introduction of television sets with a 16 X 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, have contributed to the growth of AMG’s film transfer business. AMG also digitally removes dirt and scratches from a damaged film master that is transferred to a digital file format.

Professional duplication and standards conversion.  AMG provides professional duplication, which is the process of creating broadcast quality and resolution independent sub-masters for distribution to professional end users. AMG uses master elements to make sub-masters in numerous domestic and international broadcast standards as well as up to 22 different tape formats. AMG also provides standards conversion, which is the process of changing the frame rate of a video signal from one video standard, such as the United States standard (NTSC), to another, such as a European standard (PAL or SECAM). Content is regularly copied, converted and checked by quality control for use in intermediate processes, such as editing, on-air backup and screening and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. AMG’s duplication and standards conversion facilities are technically advanced with unique characteristics that significantly increase equipment capacity while reducing error rates and labor cost.

DVD compression and authoring and menu design.  AMG provides all stages of DVD production, including creative menu design, special feature production, interactive features, compression, authoring, multi channel audio mixing, and quality control. AMG supports DVD production in traditional DVD formats as well as the Blu Ray format. AMG also prepares and optimizes content for evolving formats of digital distribution, such as video-on-demand and interactive television.

Storage of elements and working masters.  AMG’s physical archives are designed to store working master videotapes and film elements in a highly controlled environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Physical elements stored in AMG’s archive are uniquely bar-coded and maintained in a library management database offering rapid access to elements, concise reporting of element status and element tracking throughout its travel through AMG’s operations. AMG also provides file-based digital archive services, as discussed under the heading Digital media management services above.

Syndicated television distribution.  AMG’s syndication services provide AMOL-encoding and closed-captioned sub-mastering, commercial integration, library distribution, station list management and v-chip encoding. AMG distributes syndicated television content by freight, satellite, fiber or the Internet, in formats ranging from low-resolution proxy streams to full-bandwidth high-definition television and streaming media.

Network origination and master control.  AMG provides outsourced network origination services to cable, satellite and pay-per-view programming networks. This suite of services involves the digitization and management of client-provided media assets (programs, advertisements, promotions and secondary events) and their aggregation into a continuous playout stream in accordance with the programming schedule. Currently, over two hundred programming feeds — running 24 hours a day, seven days a week — are supported by AMG’s facilities in the United States, London and Singapore. Network origination services are provided from large-scale technical platforms with integrated asset management, hierarchical storage management (a data storage technique which automatically moves data between high-cost and low-cost storage media), and broadcast automation capabilities. These platforms, which are designed, built, owned and operated by AMG, require AMG to incorporate and integrate hardware and software from multiple third-party suppliers into a coordinated service solution. Associated services include cut-to-clock and compliance editing, tape library management, ingest & quality control, format conversion, and tape duplication. For multi-language television services, AMG facilitates the collection, aggregation, and playout of languaging materials, including subtitles and foreign language dubs. On-air graphics and other secondary events are also integrated with the content. In conjunction with network origination services, AMG operates television production studios and provides complete post-production services for on-air promotions for some clients.

Transport and connectivity.  AMG operates satellite earth station facilities in Singapore, California, New York, New Jersey, Minnesota and Connecticut. AMG’s facilities are staffed 24 hours a day and may be used for uplink, downlink and turnaround services. AMG accesses various “satellite neighborhoods,” including basic and premium cable, broadcast syndication, direct-to-home and DBS markets. AMG resells transponder capacity for occasional and full-time use and operates a global fiber network with both real-time and file-transport capabilities. AMG’s “teleports” are high-bandwidth communications gateways with video switches and facilities for satellite, optical fiber and microwave transmission. AMG’s facilities offer satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. AMG operates a global fiber network to carry real-time video and data services between its various locations in the US, London, and Singapore. This network is used to provide full-time program feeds and ad hoc services to clients and to transport files and real-time signals between AMG locations. AMG also operates industry-standard encryption and/or compression systems as needed for customer satellite transmission. AMG’s transport and connectivity services may be directly associated with network origination services or may be provided on a stand-alone basis.

Engineering and systems integration.  AMG designs, builds, installs and services advanced technical systems for production, management and delivery of rich media content to the worldwide broadcast, cable television, broadband, government and telecommunications industries. AMG’s engineering and systems integration business operates out of facilities in New Jersey, California, Virginia, and London, and services global clients including major broadcasters, cable and satellite networks, telecommunications providers, and corporate television networks, as well as numerous production and post-production facilities. Services offered include program management, engineering design, equipment procurement, software integration, construction, installation, service and support.

Strategic consulting services.  AMG provides strategic, technology and business consulting services to the media and entertainment industry. Key practice areas include: digital migration, content delivery strategies, workflow analysis and design, emerging delivery platforms (such as Internet-protocol television, mobile and broadband), technology assessment, and technology-enabled business strategies.

The Content Services group has entered into long-term contracts mainly for its content origination and transport services and its systems integration services with many of its largest customers, including its largest customer, Motorola, Inc. At December 31, 2008, service commitments that are deemed to be under long-term contracts totaled $273 million with approximately $107 million of this amount expected to be earned in fiscal year 2009. At December 31, 2007, service commitments under these types of contracts were $374 million.

Creative Services

AMG’s Creative Services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers and TV spots, documentaries, independent films, scripted and reality television, TV movies and mini-series, television commercials, internet and new media advertising, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services.

AMG markets its creative services under various brand names that are generally well known in the entertainment industry, including Company 3, Encore Hollywood, FilmCore, Level 3 Post, Method, RIOT Santa Monica, RIOT Atlanta, Rushes and Ascent 142.

The creative services client base comprises major motion picture studios and their international divisions, independent television production companies, broadcast networks, cable programming networks, advertising agencies, creative editorial companies, corporate media producers, independent owners of television and film libraries and emerging new media distribution channels. The principal facilities of the Creative Services group are in Los Angeles, the New York metropolitan area and London, with additional facilities in Atlanta, Chicago and San Francisco.

Key services provided by AMG’s Creative Services group include the following:

Dailies.  Clients that are in production require daily screening of their previous day’s footage captured on film, video or data in order to evaluate technical and aesthetic qualities of the production and to facilitate the creative editorial process. AMG provides the services necessary for clients to view principal photography on a daily basis (known as “dailies” in the United States and “rushes” in Europe), including film processing and digital transfer, which is the transfer of film negatives to video or digital data. Dailies may be delivered to customers in a variety of videotape or file based formats. AMG also provides dailies viewing environments at client locations and in editorial cutting rooms for their clients’ productions.

Digital intermediates.  AMG’s digital intermediate service provides customers with the ability to convert film to a high resolution digital master file for color correction, creative editorial and electronic assembly of masters in other formats. The digital intermediate process provides filmmakers and commercial producers with greater creative control through enhanced visual manipulation options and the ability to see their creative decisions applied in real time.

Color correction.  The color correction process allows for the development of a creative look and feel for media content, which can then be applied to different source elements that are assembled in sequence to allow for consistency of visual presentation, notwithstanding variations in the original source material and the differing color spectrums of film and other media. AMG employs highly-skilled creative talent who utilize creative colorizing techniques, equipment and processes to enable its clients to achieve desired results for creative content including television commercials, music videos, feature films and television shows.

Creative editorial.  After principal photography of advertising content has been completed, AMG’s editors assemble various elements into a cohesive story consistent with the messaging, branding and creative direction of AMG’s advertising clients. AMG provides the tools and talent required through all stages of the “finishing” process necessary for creation, and primary and secondary distributions, of completed advertising content.

Visual effects.  Visual effects can be used to create images that cannot be created physically through a more cost-effective means, to digitally remove elements captured in principal photography, and to enhance or supplement original visual images by integrating computer generated images with images captured during principal photography. AMG provides its visual effects services with teams of artists utilizing an array of graphics and animation workstations and using a variety of software to accomplish unique effects.

Industry

The entertainment and media services industry supports the entertainment and media industries in the creation, management and distribution of various forms of media content, including motion pictures, movie trailers, television programs, television commercials, music videos, interactive games, new digital media, promotional and identity campaigns and corporate communications. Motion pictures are generally released in a “first-run” distribution, such as in a theatrical or straight-to-DVD release, or on broadcast or cable networks, and later in one or more additional distribution channels, such as home video, online media providers, pay-per-view, or domestic or international syndication. Television content is generally initially distributed over broadcast or cable networks, and may be concurrently distributed over secondary networks or via the Internet on network websites or by online media providers. Television content may be subsequently distributed or repurposed in the form of network re-broadcasts, clip shows, syndicated reruns, on-demand programming, additional online programming or home video distributions (including series or season DVD releases).

AMG’s business segments benefit from the volume of content being created and distributed as well as the success or popularity of an individual motion picture, television program or other stand-alone media property. The following trends in the creative media services industry are expected to have an impact on AMG’s business and operations:

Growing worldwide demand for original entertainment content.  The global demand for entertainment content continues to increase, and the entertainment and media industry is increasingly reliant on international revenue. Accordingly, the need for the associated technical and creative services AMG offers is expanding. At the same time, the pace of technological change continues to accelerate. This may lead to an increased demand for capital expenditures in order to meet the industry demand for technological innovation. If AMG meets these technological challenges, AMG may benefit from the ability to provide an increasingly complex mix of content formats and broadcast standards to various geographic locations and cultures.

The development of new business opportunities for existing content libraries.  The vast libraries of the major film and television studios are an ongoing source of programming for traditional and new channels of media distribution. For exploitation in a digital environment, these libraries must be re-mastered, augmented, restored, re-colored, converted and reformatted. In addition, current and developing digital media formats have contributed to the lack of uniformity in worldwide motion picture and television format, distribution and presentation standards, thus creating the need for the creation of new master elements in unique formats.

Continued proliferation of new distribution channels.  Advances in technology and the creation and market acceptance of such content distribution channels as video-on-demand, mobile video over cell phones, and Internet distribution, as well as the government-mandated transition to digital television, facilitating the deployment of high-definition and/or multiple standard definition broadcast feeds, require new technical and operational infrastructure to create, manage and distribute content. The industry requires technical facilities and operational management that facilitates the creation, management, formatting and delivery of that content to the applicable markets and viewing audiences. At the same time, such changes have provided content owners the opportunity to create multiple distribution outlets and revenue streams from the same programming.

Increased demand for innovation, technical and creative quality and format options.  Advances in technology, new broadcast standards, growing adoption by consumers of personal video recorders, which facilitate “time shifting” of programming by the television consumer, and increasing audience fragmentation require content owners, producers and distributors to cost-effectively increase image and audio quality and create increasingly innovative, compelling viewing experiences for audiences. Such advances have also resulted in audience acceptance of and demand for multiple content format options, including, in certain markets, standard and high-definition motion picture and television content, and variant audio tracks and aspect ratios associated with such content.

Reality-based programming.  Broadcast and cable programmers continue to rely on reality-based programming for significant portions of their daytime, primetime and pre-primetime schedules. Although many such shows have tended to have lower post-production budgets and costs than scripted programming,

AMG does not believe that the demand for its services has been negatively impacted by recent increases in primetime reality-based programming. However, further increased reliance on such reality-based programming could reduce industry demand for some of the services that AMG provides.

Content repurposing.  Broadcast and cable programmers have continued to show and distribute more regular-season reruns in regular time slots, at alternative viewing times and on-line. To the extent that this practice may reduce demand for original programming, or erode the traditional concept of the 24-week television season, such trends could reduce industry demand for some of AMG’s services, potentially offsetting in whole or in part other industry trends.

Extended use of advertising spots.  Although television commercials have traditionally had a relatively short “shelf-life,” with spots updated frequently within a given advertising campaign, some advertisers have begun to re-use the same television commercials for longer periods. If it becomes more widespread, this practice may negatively impact the production of new short-form television commercials.

Demands of studios and independent production companies.  While the domestic motion picture industry continues to be dominated by the major studios, including Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, and Warner Bros. Entertainment, smaller studios or “mini-majors” and independent production companies also play an important role in the production of motion pictures for domestic and international feature film markets. AMG markets its services to the full-range of content creators, owners and distributors.

Strategy

We are actively seeking opportunities to leverage our strong capital position through strategic acquisitions in the technology, media, telecommunications and related industries. In evaluating potential acquisition candidates we will consider various factors, including among other things:

•	financial characteristics, including free cash flow;

•	growth potential;

•	potential return on investment incorporating appropriate financial leverage, including the target’s existing indebtedness and opportunities to restructure any existing target indebtedness; and

•	potential synergies with AMG, including for example the potential of the acquired business to benefit from AMG technology relating to content preparation and distribution.

We will consider acquisitions for cash, leveraged acquisitions, and acquisitions for Ascent Media stock. In addition to acquisitions, we will consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that include a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

In addition, Ascent Media’s goal is to be the world’s leading supplier of integrated digital media services by offering superior creative and technological solutions to the media and entertainment industry — creating, managing and distributing rich media content across all distribution channels on a global basis. We believe we can optimize our position in the market by pursuing the following strategies:

Provide a broad range of media services.  The entertainment services industry has historically been fragmented, with numerous providers offering discrete, geographically-limited, non-integrated services. We provide a broad range of services from the creation and management of media content to the distribution of content via multiple transmission paths, including satellite, fiber and Internet Protocol-based networks on a global basis. We believe our range of service offerings and in-depth knowledge of media workflows provide us with a strategic advantage over less-diversified service providers in developing deep, long-term relationships with creators, owners and distributors of creative content. In addition, we believe that the reputations of our highly-respected creative boutiques, which operate under our own well-known brand names, help distinguish us from commodity suppliers.

Grow digital media management business.  We seek to increase business with major media and entertainment clients by creating, storing, managing, repurposing and distributing their digital media content through traditional channels as well as emerging new media outlets on a global basis. We believe that the technical complexity and scale issues associated with providing these services will make outsourcing of activities more attractive to our client base, creating opportunities for increased market share. In 2008, we extended the geographical reach of our proprietary digital media management system, adding capabilities in Singapore to our existing centers in Los Angeles, the New York metropolitan area and the United Kingdom.

Deploy an international media network.  We plan to provide clients access to a fiber-based network integrated with our creative services and content management and delivery services. The network, which was deployed in 2008 and will be further expanded in 2009, will provide global connectivity and file transport capabilities, which will make client workflows more efficient and enhance our end-to-end portfolio of services.

Invest in core business operations.  We intend to increase our capabilities through internal investments to improve the capacity, utilization and throughput of our existing facilities. We will also consider opportunities that may arise to add scale or service offerings, or to increase market share, through strategic acquisitions or joint ventures. Consistent with this strategy, we will also seek opportunities to divest non-core assets, when appropriate.

Seek opportunities to offer new services within core competencies.  We intend to expand our market share by applying our core capabilities to develop new value-added service offerings, participating in emerging high revenue-generating services such as re-versioning content for distribution to new platforms. We will endeavor to develop service offerings that meet the unique needs of our customers. In that regard, we are in the process of developing an online marketplace that will give content owners and rights holders a platform to sell and distribute film, television, short film and other video content to web publishers, cable outlets, television networks and stations world-wide, and we plan to roll out the online marketplace in the third quarter of 2009.

For a description of the risks associated with the foregoing strategies, and with Ascent Media’s business in general, see “Risk Factors” section beginning on page 13.

Seasonality

The demand for AMG’s core motion picture services, primarily in its Creative Services group, has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter), and lower demand in the winter and summer. Similarly, demand for AMG’s television program services, primarily in its Creative Services group, is higher in winter (first fiscal quarter) and fall (fourth fiscal quarter) and lowest in the summer. Demand for AMG’s commercial services, primarily in its Creative Services group, has historically been fairly consistent with slightly higher activity in the summer (third fiscal quarter). However, as a result of economic conditions in the United States and the possibility of a strike by the Screen Actors Guild, there has been increased volatility in the volume of production of commercials and feature films over the course of the past year, and, in particular, the third and fourth quarters of 2008. AMG anticipates greater fluctuation in demand for its commercial and feature film services as a result of this volatility in production volume. In addition, changes in the timing of the demand for television program services may result in increased business for AMG in the summer. In addition, the timing of long-term projects in AMG’s Content Services group have started to offset the quarters in which there has been historically lower demand for AMG’s motion picture and television services.

Regulatory Matters

Some of AMG’s subsidiary companies hold licenses and authorizations from the FCC, required for the conduct of their businesses, including earth station and various classes of wireless licenses and an authorization to provide certain services pursuant to Section 214 of the Communications Act of 1934, as amended. Many of the FCC licenses held by such subsidiaries are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations, there can be no assurance that these licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from domestic satellites from points within the United States. AMG relies on third party licenses or authorizations when it and its subsidiaries transmit domestic satellite traffic through earth stations operated by third parties. The FCC establishes technical standards for satellite transmission equipment that change from time to time and requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae also is typically subject to regulation under local zoning ordinances. Wireless licenses generally are granted for a period of ten years. The FCC regulates technical standards governing wireless licenses. The transfer of control and assignment of transmit/receive earth stations and most wireless licenses are subject to the prior approval of the FCC.

Competition

The entertainment and media services industry is highly competitive, with much of the competition centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as from the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, and Warner Bros. Entertainment, while AMG’s customers, can perform similar services in-house with substantially greater financial resources than AMG’s, and in some cases significant marketing advantages. These studios may also outsource their requirements to other independent providers like us or to other studios. Other major competitors of AMG include: Thomson, a French corporation, particularly under its Technicolor brand; Kodak, through its Laser Pacific division; Deluxe Entertainment Services; and DG FastChannel, Inc. In addition, there may be new entrants into aspects of the entertainment and media services industry, which may include new media companies, such as Google and Amazon, consulting companies, such as Accenture and Deloitte, and traditional information technology companies, such as IBM and Hewlett-Packard. These companies may become competitors of AMG as well. AMG also actively competes with certain industry participants that have a unique operating niche or specialty business. There is no assurance that AMG will be able to compete effectively against these competitors. AMG’s management believes that important competitive factors include the range of services offered, reputation for quality and innovation, pricing and long-term relationships with customers.

Employees

Ascent Media, together with its subsidiaries, has approximately 3,100 employees, most of which work on a full-time basis. Approximately 2,150 of the employees are employed in the United States, with the remaining 950 employed outside the United States, principally in the United Kingdom and the Republic of Singapore.

Approximately 75 of AMG’s employees belong to either the International Alliance of Theatrical Stage Employees in the United States or the Broadcasting Entertainment Cinematograph and Theatre Union in the United Kingdom.

(d)	Financial Information About Geographic Areas

For financial information related to our geographic areas in which we do business, see note 16 to our consolidated financial statements found in Part II of this Annual Report.

(e)	Available Information

All of our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.ascentmediacorporation.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Ascent Media Corporation, 520 Broadway, 5th Floor, Santa Monica, CA 90401. Telephone No. (310) 434-7000.

The information contained on our website is not incorporated by reference herein.

ITEM 1A.	RISK FACTORS

The risks described below and elsewhere in this Annual Report are not the only ones that relate to our businesses or our common stock. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to our Business

We have a history of losses and may incur losses in the future, which could materially and adversely affect the market price of our common stock.

On a combined basis, our subsidiaries incurred losses in three out of the last five fiscal years. In future periods, we may not be able to increase or sustain profitability on a consistent quarterly or annual basis. Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

We have a limited operating history as a separate company upon which you can evaluate our performance.

Although our subsidiary AMG was a separate public company prior to June 2003, we have had an operating history as a separate public company only since September 2008. There can be no assurance that our business strategy will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.

Our historical financial information may not be representative of our results as a separate company.

Certain historical financial information included in this Annual Report reflects our results of operations, financial condition and cash flow with respect to time periods during which we were not a stand-alone entity, and may not necessarily reflect what such metrics would have been had we been a separate, stand-alone entity pursuing independent strategies during the periods presented.

The failure of any banking institution in which we deposit our funds or the failure of any such banking institutions to operate in the ordinary course could have a material adverse effect on our results of operations and financial position.

Recent conditions in global credit and other financial markets have resulted in significant volatility and disruptions in the availability of credit and in some cases have pressured the solvency or liquidity of some financial institutions. Some of these financial institutions, including banks, have had difficulty providing financial services in the ordinary course and in some cases have failed or otherwise been largely taken over by governments. We and our subsidiaries deposit our cash and cash equivalents with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to operate in the ordinary course, our access to our own funds may be interrupted or delayed. If we are unable to timely access such funds, we may need to seek credit from other banks or financial institutions, to the extent available. No assurances can be given that we would be able to obtain credit in such circumstances on terms acceptable to us, or on any terms. If we are unable to access some or all of our cash on deposit, either temporarily or permanently, or if we required to borrow to meet our working capital needs, or are unable to do so, it could have a negative impact on our operations, including our reported operating results, or our financial position, or both.

Disruptions in worldwide credit markets have increased the risk of default by the issuers of instruments in which we invest cash and other financial institutions.

Disruptions in the credit and other financial markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our cash and other investments, we are exposed to an increased risk that our counterparties may default on their obligations to us. At December 31, 2008, our total assets included short-term marketable securities of $328 million. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our financial condition could be adversely affected.

An inability to access capital markets at attractive rates could materially increase our expenses.

Although we currently have sufficient cash and investments available to meet our currently anticipated capital requirements, we may in the future require access to capital markets as a source of liquidity for capital expenditures not satisfied by operating cash flows. However, in such event there can be no assurance that we will be able to obtain financing on terms acceptable to us or on any terms. If our ability to access required capital were to become significantly constrained, we could incur material interest costs, our financial condition could be harmed and future results of operations could be adversely affected.

We may not be successful in implementing our acquisition strategy.

One focus of our corporate strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that we will be able to consummate that strategy, and if we are not able to invest our capital in acquisitions that are accretive to free cash flow it could negatively impact the growth of our business. Our ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

•	failure to identify attractive acquisition candidates on acceptable terms;

•	competition from other bidders;

•	inability to raise any required financing; and

•	antitrust or other regulatory restrictions, including any requirements that may be imposed by government agencies as a condition to any required regulatory approval.

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. Our business strategy includes the future acquisition of businesses that we believe are strategically attractive and that we expect will be accretive to consolidated free cash flow. If we undertake any acquisition, the process of operating such acquired business on a stand-alone basis, or of integrating an acquired business with AMG, may result in unforeseen operating difficulties and expenditures and may absorb significant management attention. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce our current stockholders’ ownership percentage, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives. We may incur significant expenditures in anticipation of an acquisition that is never realized.

We cannot be certain that AMG will be successful in integrating any acquired businesses.

AMG’s businesses may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale; eliminating duplicative overheads; and integrating networks, financial systems and operational systems. We cannot assure you that, with respect to any acquisition, AMG will realize anticipated benefits or successfully integrate any acquired business with its existing operations. In addition, while AMG intend to implement appropriate controls and procedures as they integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by United States federal securities laws and regulations) until AMG has fully integrated them.

Our businesses are subject to risks of adverse government regulation.

The industries in which we operate, and those of our customers, are subject to varying degrees of regulation in the United States by the FCC and other entities and in foreign countries by similar entities. There can be no assurance that our business, either directly or through AMG’s reliance on customers or vendors impacted by such regulations, will not be adversely affected by any future legislation, new regulation or deregulation.

A loss of any of AMG’s largest customers would reduce its revenue.

Although AMG serviced over 3,000 customers during the year ended December 31, 2008, its ten largest customers accounted for approximately 52% of its consolidated revenue. The ten largest customers of the Content Services group accounted for approximately 60% of the revenue of the Content Services operating segment during the 2008 fiscal year, with one customer accounting for approximately 18% of the group’s revenue. The ten largest customers of the Creative Services group accounted for approximately 46% of the revenue of the Creative Services operating segment during the 2008 fiscal year. The loss of, and failure to replace, any significant portion of the revenue generated from sales to any of AMG’s largest customers could have a material adverse effect on the business of AMG or on the affected operating segment. However, the Creative Services group’s revenue generated by AMG’s largest customers represents various types of services provided by various facilities within the group for multiple points of contact at the corporate customer. Network origination services are generally provided pursuant to contracts with terms of one to three years or longer. AMG’s ten largest customers include, among others, the parent companies of the six major motion picture studios.

AMG’s business depends on certain client industries.

AMG derives substantially all its revenue from services provided to the motion picture, television and advertising industries. Fundamental changes in the business practices of any of these client industries could cause a material reduction in demand by AMG’s clients for the services offered by AMG. AMG’s business benefits from the volume of motion picture and television content being created and distributed as well as the success or popularity of an individual television show. Accordingly, a decrease in either the supply of, or demand for, original entertainment content would have a material adverse effect on AMG’s results of operations. Because spending for television advertising drives the production of new television programming, as well as the production and deployment of television commercials and the sale of existing content libraries for syndication, a reduction in television advertising spending would adversely affect AMG’s business. Factors that could impact television advertising and the general demand for original entertainment content include the growing use of personal video recorders and video-on-demand services, continued fragmentation of and competition for the attention of television audiences, the proliferation of alternatives to traditional television viewing (including Internet video services) and general economic conditions.

Because AMG uses third-party satellite and terrestrial connectivity services to provide certain of its creative and content services, a material disruption to such connectivity services could have a negative impact on AMG’s operations.

AMG obtains satellite transponder capacity, fiber-optic capacity and Internet connectivity pursuant to long-term contracts and other arrangements with third-party vendors. Such connectivity services are used in connection with many aspects of AMG’s business, including network origination, teleport services, digital media management, dailies, telecine services, distribution of advertising, syndicated television programming and other content, and various Web-based services and interfaces. Although AMG believes that its arrangements with connectivity suppliers are adequate, disruptions in such services may occur from time to time as a result of technical malfunction, disputes with suppliers, force majeure or other causes. In the event of any such disruption in satellite or terrestrial connectivity services, AMG may incur additional costs to supplement or replace the affected service, and may be required to compensate its own customers for any resulting declines in service levels.

A significant labor dispute in AMG’s client industries could have a material adverse effect on its business.

An industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union could reduce the supply of original entertainment content, which would in turn reduce the demand for AMG’s services. An extensive work stoppage would affect feature film production as well as episodic television and commercial production and could have a material adverse effect on the Creative Services group, including the potential loss of key personnel and the possibility that broadcast and cable networks will seek to reduce the proportion of their schedules devoted to scripted programming.

On November 5, 2007, the Writers Guild of America, East and West (the “Writers Guild”) declared a strike affecting the script writing for television shows and films. The strike, which lasted until February 12, 2008, had a significant adverse effect on the revenue generated by AMG’s creative services business for services provided on new entertainment projects utilizing scripted content and the production of new television commercials during the 2007-2008 television season.

The contract between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers (“AMPTP”) for theatrical motion picture and television performances expired on June 30, 2008, without agreement on terms for a new contract. The Screen Actors Guild continues to work under the terms of the expired contract. Further, the commercial contracts between the Screen Actors Guild, the American Federation of Television and Radio Artists and the advertising industry for television, radio and internet/new media commercials is scheduled to expire on March 31, 2009. The failure to finalize and ratify a new agreement with the AMPTP or the failure to enter into new commercial contracts upon expiration of the current contracts could lead to a strike or other job action. Any such labor dispute could have an adverse effect on the television and/or motion picture production industries, including AMG’s business, and in the case of a severe or prolonged work stoppage, the adverse effect on AMG’s business, operations, results of operations and/or financial condition could be material.

Changes in technology may limit the competitiveness of and demand for AMG’s services.

The post-production industry is characterized by technological change, evolving customer needs and emerging technical standards. Historically, AMG has expended significant amounts of capital to obtain equipment using the latest technology. Obtaining access to any new technologies that may be developed in AMG’s industries will require additional capital expenditures, which may be significant and may have to be incurred in advance of any revenue that may be generated by such new technologies. In addition, the use of some technologies may require third party licenses, which may not be available on commercially reasonable terms. Although we believe that AMG will be able to continue to offer services based on the newest technologies, we cannot assure you that AMG will be able to obtain any of these technologies, that AMG will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete AMG’s role as a provider of motion picture and television production services. If AMG’s competitors providing content management and delivery services have technology that enables them to provide services that are more reliable, faster, less expensive, reach more customers or have other advantages over the network origination and content distribution services AMG provides, then the demand for AMG’s content management and delivery services may decrease.

While AMG believes that its business methods and technical processes do not infringe upon the proprietary rights of any third parties, there can be no assurances that third parties will not assert infringement claims against AMG.

AMG’s business of providing creative services and content management and delivery services is highly dependent upon the technical abilities and knowledge of its personnel and business methods and processes developed by AMG and its subsidiaries and their respective predecessors over time. There can be no assurance that third parties will not bring trade secret, copyright infringement or other proprietary rights claims against AMG, or claim that AMG’s use of certain technologies violates a patent. There can be no assurances as to the outcome of any such claims. However, even if these claims are not meritorious, they could be costly and could divert management’s attention from other more productive activities. If it is determined that AMG has infringed upon or misappropriated a third party’s proprietary rights, there can be no assurance that any necessary license or rights could be obtained on terms satisfactory to AMG, if at all. The inability to obtain any such license or rights could result in the incurrence of expenses and changes in the way AMG operates its business.

Loss of key personnel could negatively impact AMG’s business.

AMG’s future success depends in large part on the retention, continued service and specific abilities of its key creative, technical and management personnel. A significant percentage of our revenue can be attributed to services that can only be performed by certain highly compensated, specialized employees, and in certain instances, our customers have identified by name those personnel requested to work on such customers’ projects. Competition for highly qualified employees in the entertainment and media services industry is intense and the process of locating and recruiting key creative, technical and management personnel with the combination of skills and abilities required to execute AMG’s strategy is time-consuming. AMG has employment agreements with many of its key creative, technical and management personnel. However, there can be no assurance that AMG will continue to attract, motivate and retain key personnel, and any inability to do so could negatively impact our business and our ability to grow.

Risk of loss from earthquakes or other catastrophic events could disrupt AMG’s business.

Some of AMG’s purpose-built facilities are located in Southern California, a region known for seismic activity. Due to the extensive amount of specialized equipment incorporated into specially designed editorial suites, digital intermediates suites and theaters, and other post-production facilities, as well as teleports, AMG’s operations in this region may not be able to be temporarily relocated to mitigate the impacts of a catastrophic event. AMG carries insurance for property loss and business interruption resulting from such events, including earthquake insurance, subject to deductibles, and for certain operations has facilities in other geographic locations. Although we believe AMG has adequate insurance coverage relating to damage to its property and the temporary disruption of its business from casualties, and that it could provide services at other geographic locations, there can be no assurance that such insurance and other facilities would be sufficient to cover all of AMG’s costs or damages or AMG’s loss of income resulting from its inability to provide services in Southern California for an extended period of time.

Failure to obtain renewal of FCC licenses could disrupt AMG’s business.

AMG holds licenses, authorizations and registrations from the FCC required for the conduct of its content services business, including earth station and various classes of wireless licenses and an authorization to provide certain services. Many of the FCC licenses held by AMG are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that AMG’s licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from satellites from points within the United States. AMG relies on third party licenses or authorizations when it transmits domestic satellite traffic through earth stations operated by third parties. Our failure, and the failure of third parties, to obtain renewals of such FCC licenses could disrupt the content services segment of AMG and have a material adverse effect on AMG. The FCC generally grants wireless licenses for ten year terms and regulates the technical standards governing wireless licenses. Failure to comply with the FCC’s wireless license regulations may cause the FCC to impose fines and forfeitures on a licensee. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses will not be adversely affected by future legislation, new regulation, deregulation or court decisions.

AMG operates in an increasingly competitive market, and there is a risk that it may not be able to compete effectively with other providers in the future.

The entertainment and media services industries in which AMG competes are highly competitive and service-oriented, and the network origination and data transmission industries are currently saturated with companies providing services similar to AMG’s. AMG has few long-term or exclusive service agreements with its creative services customers. Business generation in these markets is based primarily on the reputation of the provider’s creative talent and customer satisfaction with reliability, timeliness, quality and price. The major motion picture studios, which are AMG’s customers, such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century

Fox, Universal Pictures, The Walt Disney Company and Warner Bros. Entertainment, have the capability to perform similar services in-house. These studios also have substantially greater financial resources than AMG’s, and in some cases significant marketing advantages. Thus, depending on the in-house capacity available to some of these studios, a studio may be not only a customer but also a competitor. There are also numerous independent providers of services similar to AMG’s and we actively compete with certain industry participants that have a unique operating niche or specialty business. If there were a significant decline in the number of motion pictures or the amount of original television programming produced, or if the studios or AMG’s other clients either established in-house post-production facilities or significantly expanded their in-house capabilities, AMG’s operations could be materially and adversely affected.

We may have substantial indemnification obligations under certain inter-company agreements we entered into in connection with the spin-off.

Pursuant to our tax sharing agreement with DHC, we have agreed to be responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the spin-off (subject to specified exceptions). We have also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the spin-off (subject to specified exceptions). Our indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Pursuant to the reorganization agreement we entered into with DHC in connection with the spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of AMG, whether incurred prior to or after the spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

We cannot predict or quantify the impact weakening economic conditions in the United States and abroad may have on the media and entertainment industries or the demand for our services.

The media and entertainment industries, as well as our business and earnings, are affected by general business and economic conditions in the United States and abroad, and the current downturn of such conditions could adversely affect demand for our products and services. Adverse economic conditions, such as high unemployment rates, fluctuations in debt and equity markets, poor credit availability, high cost of capital and declining investor confidence, may cause a significant reduction in consumer entertainment spending, media production levels, advertising spending, capital expenditures for systems integration projects, and media outsourcing demands, which would in turn materially impair our business and earnings. There can be no assurance as to the effectiveness of any legislative or other act or initiative of any federal or state governmental authority designed to respond to the ongoing financial crisis and economic downturn. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We are unable to predict the extent of any of these potential adverse effects.

Piracy of elements may harm our business.

AMG’s customers rely on it to process, complete and deliver filmed, video and digital footage for motion pictures, television programming, commercials and other proprietary content prior to public release and to archive, manage and distribute copyrighted media elements. Any failure or inability to protect the intellectual property rights of AMG’s clients from piracy, counterfeiting or other unauthorized use could negatively affect AMG’s business. Although AMG believes its security policies and procedures are adequate, there can be no assurances that AMG will not experience liability losses arising from piracy claims in the future and any such claims may have a negative impact on AMG’s reputation and our sales.

Factors Relating to our Common Stock and the Securities Market

We cannot be certain that an active trading market will be sustained, and our stock price may fluctuate significantly.

We cannot assure you that an active trading market will be sustained for our common stock, nor can we predict the prices at which either series of our common stock may trade. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of comparable companies; and

•	domestic and foreign economic conditions.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to issue an attestation regarding our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, subject to change, and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of shareholders;

•	prohibiting shareholder action by written consent (subject to certain exceptions), thereby requiring shareholder action to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	requiring shareholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation;

•	requiring the consent of the holders of at least 75% of the outstanding Series B common stock (voting as a separate class) to certain share distributions and other corporate actions in which the voting power of the Series B common stock would be diluted by, for example, issuing shares having multiple votes per share as a dividend to holders of Series A common stock; and

•	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, John C. Malone, our largest shareholder, beneficially owns shares of our common stock that represent 31% of the aggregate voting power of our outstanding common stock.

We have adopted a shareholder rights plan in order to encourage anyone seeking to acquire our company to negotiate with our board of directors prior to attempting a takeover.

While the plan is designed to guard against coercive or unfair tactics to gain control of our company, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of our company.

Holders of a single series of our common stock may not have any remedies if an action by our directors or officers has an adverse effect on only that series of our common stock.

Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our shareholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common shareholders regardless of class or series and does not have separate or additional duties to any group of shareholders. As a result, in some circumstances, our directors may be required to make a decision that is adverse to the holders of one series of our common stock. Under the principles of Delaware law referred to above, you may not be able to challenge these decisions if a majority of our board of directors is disinterested, independent and adequately informed with respect to their decisions and acts in good faith, and in the honest belief that it is acting in the best interest of all of our stockholders.

Our Series B common stock trades on the OTC Bulletin Board, which is often characterized by volatility and illiquidity.

The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. The potential for illiquidity and volatility with respect to our Series B common stock may also be adversely affected by (i) the relatively small number of shares of our Series B common stock held by persons other than our officers, directors and persons who hold in excess of 10% of the Series B common stock outstanding, (ii) the relatively small number of such unaffiliated shareholders, and (iii) the low trading volume of such shares on the OTC Bulletin Board.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of our real and tangible personal property is owned or leased by our subsidiaries or affiliates.

The operations of Ascent Media, through its AMG subsidiary, are conducted at approximately 50 properties. Certain of these facilities are used by multiple operations within AMG. In the United States, AMG utilizes owned and leased properties in California, Connecticut, Georgia, New Jersey, New York and Virginia; the Content Services group also operates a satellite earth station and related facilities in Minnesota. Internationally, AMG utilizes owned and leased properties in the United Kingdom, in London and Milton Keynes. In addition, the Content Services group operates two leased facilities in Singapore.

Worldwide, AMG leases approximately 880,000 square feet and owns another 270,000 square feet, for a total of 1,150,000 square feet. The Content Services group utilizes 670,000 square feet and the Creative Services group utilizes 295,000 square feet. Approximately 140,000 square feet is shared between the Content Services group and the Creative Services group, with the remaining 45,000 square feet utilized by Corporate.

In the United States, AMG’s leased properties total approximately 620,000 square feet and have terms expiring between June 2009 and June 2019. Several of these agreements have extension options. The leased properties are used for our technical operations, office space and media storage.

AMG’s international leases total approximately 260,000 square feet and have terms that expire between June 2009 and June 2021, and are also used for technical operations, office space and media storage. The majority of the international leases have extension clauses.

Approximately 210,000 square feet of AMG’s owned properties are located in Southern California, with another 45,000 square feet located in Northvale, New Jersey, Tappan, New York, and Minneapolis, Minnesota. In addition, AMG owns approximately 15,000 square feet in London, England. Nearly all of AMG’s owned properties are purpose-built for its technical and creative service operations. AMG’s facilities are adequate to support its current near-term growth needs.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have two series of common stock, Series A, which trades on the NASDAQ Global Select Market under the symbol ASCMA and Series B, which is eligible for quotation on the OTC Bulletin Board under the symbol ASCMB but did not trade in 2008. The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock from September 18, 2008 to December 31, 2008.

	Series A
	High	Low

2008
Third quarter	$33.81	24.41
Fourth quarter	$26.31	17.00

Holders

As of January 31, 2009, there were approximately 1,328 and 73 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of shareholders.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A common stock for the period beginning September 18, 2008 and ended December 31, 2008 as compared to the S&P Media Index and the NASDAQ Stock Market Index over the same period. The graph assumes $100 was originally invested on September 18, 2008 and that all subsequent dividends were reinvested in additional shares.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A common stock.

	9/18/08	12/31/08

ASCMA Series A	$100.00	$80.37
S&P Media Index	$100.00	$71.29
NASDAQ Stock Market Index	$100.00	$71.71

ITEM 6.	SELECTED FINANCIAL DATA

Effective September 17, 2008, DHC completed a spin off transaction pursuant to which our capital stock was distributed as a dividend to holders of DHC’s Series A and Series B common stock. See the “Ascent Media Spin-Off” section of “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for further information.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2008	2007	2006	2005	2004
	Amounts in thousands

Summary Balance Sheet Data:
Current assets	$490,618	363,076	316,504	385,868	187,811
Goodwill	$—	95,069	260,036	351,101	353,028
Total assets	$745,304	830,986	952,919	996,627	805,435
Current liabilities	$91,202	119,600	114,229	84,783	107,437
Stockholders’ equity	$625,310	686,896	814,696	890,029	677,560

	Years Ended December 31,
	2008	2007	2006	2005	2004
	Amounts in thousands, except per share amounts

Summary Statement of Operations Data:
Net revenue	$600,613	589,395	571,123	589,024	528,608
Operating income (loss)(a)	$(116,393)	(170,547)	(112,453)	3,416	11,823
Net earnings (loss) from continuing operations(a)	$(111,181)	(147,557)	(87,864)	6,297	10,644
Net earnings (loss)(a)	$(64,619)	(132,331)	(83,007)	8,970	15,147
Basic and diluted earnings (loss) per common share(b)	$(4.60)	(9.41)	(5.90)	0.64	1.08

(a)	Includes impairment of goodwill of $95,069,000, $165,347,000 and $93,402,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(b)	Basic and diluted net earnings (loss) per common share is based on (1) 14,061,618 shares, which is the number of shares issued in the spin off, for all periods prior to the spin off and (2) the actual number of weighted average outstanding shares for all periods subsequent to the spin off.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We are a holding company and own 100% of our principal operating subsidiary, Ascent Media Group, LLC (“AMG”). We sold our other wholly-owned operating subsidiary, Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), on September 4, 2008.

Ascent Media Spin-Off

On September 17, 2008, Discovery Holding Company (“DHC”) completed the spin off of our capital stock to the holders of DHC Series A and Series B common stock (the “Ascent Media Spin Off”). The Ascent Media Spin Off was effected as a distribution by DHC to holders of its Series A and Series B common stock of shares of our Series A and Series B common stock. The Ascent Media Spin Off did not involve the payment of any consideration by the holders of DHC common stock and is intended to qualify as a transaction under Section 368(a) and 355 of the Internal Revenue Code of 1986, as amended, for United States federal income tax purposes. The Ascent Media Spin Off was accounted for at historical cost due to the pro rata nature of the distribution. The Ascent Media Spin Off was made as a dividend to holders of record of DHC common stock as of the close of business on September 17, 2008. The Ascent Media Spin Off was approved by the board of directors of DHC in connection with a transaction between DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”), pursuant to which DHC and Advance/Newhouse combined their respective interests in Discovery Communications Holding, LLC. It was a condition to the Ascent Media Spin Off that the agreement between DHC and Advance/Newhouse relating to that transaction was in effect and that all conditions precedent to that transaction (other than the Ascent Media Spin Off and certain conditions to be satisfied at the closing thereof) had been satisfied or, to the extent waivable, waived. Following the Ascent Media Spin Off, we are a separate publicly traded company, and we and DHC operate independently.

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

We estimate that these costs and expenses, in the aggregate, could result in approximately $5 to $7 million of additional annual expense as compared to those historically reported.

Ascent Media Group

AMG provides creative services and content management and delivery services to the media and entertainment industries in the United States, the United Kingdom and Singapore. AMG’s clients include major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. AMG’s operations are organized into the following two groups: the Content Services group and the Creative Services group.

On November 5, 2007, Writers Guild of America, East and West (“Writers Guild”) declared a strike affecting the script writing for television shows and films. The strike, which lasted until February 12, 2008, had a significant adverse effect on the revenue generated by AMG’s creative services business for services provided on new entertainment projects utilizing scripted content and the production of new television commercials during the 2007-2008 television season.

The contract between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers (“AMPTP”) for theatrical motion picture and television performances expired on June 30, 2008, without agreement on terms for a new contract. The Screen Actors Guild continues to work under the terms of the expired contract. Further, the commercial contracts between the Screen Actors Guild, the American Federation of Television and Radio Artists and the advertising industry for television, radio and internet/new media commercials is scheduled to expire on March 31, 2009. The failure to finalize and ratify a new agreement with the AMPTP or the failure to enter into new commercial contracts upon expiration of the current contracts could lead to a strike or other job action. Any such labor dispute could have an adverse effect on the television and/or motion picture production industries, including AMG’s business, and in the case of a severe or prolonged work stoppage, the adverse effect on AMG’s business, operations, results of operations and/or financial condition could be material.

In recent years, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused some margin compression and lower operating income. AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include continued development of end to end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements for integrated and file-based workflows.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). We define segment adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) determined in each case for the relevant operating segment only. We believe this non-GAAP financial measure is an important indicator of the operational strength and performance of our businesses, including each business’ ability to invest in ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains on sale of operating assets and other income that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis.

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

The Content Services group’s revenue consists of fees relating to facilities and services necessary to optimize, archive, manage and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. In addition, the Content Services group includes the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Content Services group includes AMG’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms. Additionally, the Content Services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. For the year ended December 31, 2008, approximately 31% of the Content Services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 33% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

AMG’s Creative Services group generates revenue primarily from fees for various technical and creative services necessary to complete principal photography into final products. Generally, these services pertain to the completion of feature films, television programs, television commercials and new digital media. These services are referred to generally in the entertainment industry as “post-production” services. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project.

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

Consolidated Results of Operations
Net revenue	$600,613	589,395	571,123
Loss from continuing operations before income tax	$(108,810)	(161,294)	(102,638)
Net loss	$(64,619)	(132,331)	(83,007)
Segment Results of Operations
Revenue
Content Services group	$430,648	404,043	386,984
Creative Services group	$169,965	185,352	184,139
Adjusted OIBDA
Content Services group	$47,169	45,560	39,066
Creative Services group	$22,480	35,529	40,830

Total segment adjusted OIBDA(a)	$69,649	81,089	79,896

Adjusted OIBDA as a Percentage of Revenue
Content Services group	11.0%	11.3%	10.1%
Creative Services group	13.2%	19.2%	22.2%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue increased $11,218,000 or 1.9% and $18,272,000 or 3.2% for the years ended December 31, 2008 and 2007, respectively, as compared to the prior year. In 2008, Content Services revenue increased by $26,605,000 due to (i) an increase of $31,951,000 in system integration services revenue reflecting a significant number of larger projects in the United States and Europe in 2008, with one customer in the United States contributing to a significant amount of the increase, (ii) an increase of $8,259,000 for traditional media services both in the United States and the United Kingdom and (iii) an increase of $3,070,000 for content origination and transport services primarily with existing customers worldwide. These increases were partially offset by (i) a decrease of $6,625,000 in lab revenues driven by declines in the photochemical market in the United States and the disruption impact of consolidation of our labs in the United Kingdom (ii) a decrease of $4,525,000 in subtitling services in the United Kingdom, (iii) a decrease of $2,094,000 in DVD services in the United States driven by lower number of titles due to delayed transition to BluRay and (iv) unfavorable changes in foreign currency exchange rates of $7,145,000. In 2008, Creative Services revenue decreased by $15,387,000 due to (i) a decrease of $8,798,000 in television post production services primarily driven by the Writers Guild strike earlier in the year, (ii) a decrease of $5,323,000 in commercial revenue driven by a weaker worldwide commercial production market particularly in the later half of 2008 (iii) a decrease of $4,130,000 resulting from the shut down of certain operations in Mexico and United States and (iv) unfavorable changes in foreign currency exchange rates of $1,282,000. These decreases were partially offset by an increase of $5,007,000 in feature film revenue driven by increased titles for digital intermediate and post-production services.

For the year ended December 31, 2008, $77,088,000 of the content services revenue was generated by one customer, Motorola, Inc., under system integration services contracts. For the year ended December 31, 2007, these

Motorola contracts generated $36,011,000 of content services revenue. These contracts expire in July 2009 and we could only sustain this level of revenue in the future if we enter into other contracts of this same magnitude, for which there can be no assurances.

For the year ended December 31, 2007, Content Services group’s revenue increased $17,059,000 from the prior year due to (i) an increase of $16,823,000 in system integration services revenue due to an increase in the number of projects, (ii) an increase of $10,363,000 in new digital media management services and (iii) favorable changes in foreign currency exchange rates of $9,352,000. These increases in revenue were partially offset by (i) a decrease of $9,218,000 in worldwide media services including audio, broadcast, subtitling and lab, (ii) a decrease of $5,704,000 primarily due to the expiration of certain service contracts and (iii) decrease of $3,867,000 in content origination and transport services with the expiration of certain contracts primarily in the United Kingdom. In 2007, Creative Services group revenue increased $1,213,000 due to (i) an increase of $5,025,000 in commercial revenue driven primarily by strong worldwide demand in the first quarter, (ii) an increase of $3,818,000 in feature revenue driven by increased titles for digital intermediate and post production services and (iii) favorable changes in foreign currency exchange rates of $1,452,000. These increases were partially offset by a $6,520,000 decrease in television post production services in the United States as the Creative Services revenue was negatively impacted by the Writers Guild strike, which primarily impacted television production in the fourth quarter of 2007.

Cost of Services.  Our cost of services increased $24,462,000 or 5.9% and $25,554,000 or 6.5% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. A significant portion of the 2008 increase related to Content Services resulting from higher volumes of system integration services, driving large increases in production material and labor costs. This was partially offset by lower cost of services in Creative Services driven by decreases in television production services impacted by the Writers Guild strike.

A significant portion of the 2007 increase related to Content Services resulting from higher volumes of system integration services, which have a higher percentage of production material and labor costs. The cost of services for the Creative Services group was higher on only slightly higher revenue due to higher labor costs which were fixed despite the loss of revenue from the Writers Guild strike at the end of 2007.

As a percent of revenue, cost of services was 73.5%, 70.8% and 68.5% for the years ended December 31, 2008, 2007 and 2006, respectively. The percentage increases are mainly a result of revenue mix primarily driven by the higher production material costs for system integration projects in the Content Services group. Additionally, creative services labor costs decreased to a much lesser degree than revenue during the period of the Writers Guild strike, with certain fixed costs remaining regardless of the decline in revenue.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

SG&A(a)	$117,112	113,864	126,194
Stock-based and long-term incentive compensation	3,531	262	934
Accretion expense on asset retirement obligations	296	296	673

Total SG&A	$120,939	114,422	127,801

(a)	SG&A includes corporate SG&A of $27,617,000, $22,565,000 and $26,420,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which are not included in total segment adjusted OIBDA.

SG&A, excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations, increased $3,248,000 or 2.9% and decreased $12,330,000 or 9.8% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. For 2008, the increase was due to higher public company costs primarily for professional fees, start up costs relating to development efforts on new businesses, higher facility costs related to duplicative rent as a creative services business unit relocates and higher bad-debt expense. These increases were partially offset by lower personnel costs at the Creative Services group as a result of the strike and the shutdown of Mexico operations and the impact of headcount reductions made in the fourth quarter in conjunction with restructuring activities. For 2007, the decline is driven by lower personnel costs, resulting from restructuring in the third and fourth quarters of 2006, and lower professional fees. As a percent of revenue, our SG&A, excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations, was 19.5%, 19.3% and 22.1% for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-based and Long-term Incentive Compensation.  Stock-based compensation was $3,531,000, $262,000 and $934,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in SG&A in our consolidated statements of operations. Effective August 3, 2006, AMG adopted its 2006 Long-Term Incentive Plan, as amended, (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of AMG that are payable in cash or stock at the compensation committee’s discretion. The value of the PARs is based on a formula set forth in the 2006 Plan and is tied to cumulative free cash flow and a calculation based on certain operating and financial results of AMG. We record compensation based on the vesting and value of the PARs. Effective September 9, 2008, the 2006 Plan was amended to reflect the sale of AccentHealth, which was previously included in determining the value of the PARs. As a result of the amendment, we will make cash distributions totaling $3,523,000 to the grantees who held PARs on the date of the AccentHealth sale. These cash distributions will be made over a three year period, beginning in February 2009, with the majority of grantees expected to receive their entire distribution in 2009. The charge to expense is included in stock-based and long-term incentive compensation for the year ended December 31, 2008. We recorded 2006 Plan expense of $276,000 for the year ended December 31, 2007, with no expense recorded in 2006.

Restructuring Charges.  During 2008, we recorded restructuring charges of $8,801,000, related to certain severance and facility costs in conjunction with ongoing structural changes being implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United States and the United Kingdom, the closing of our operations in Mexico and reduction in headcount to realign with the new reporting structure. Approximately $4.8 million of the 2008 restructuring charges related to the Creative Services group in the United States and United Kingdom while the remaining amount related mainly to the Content Services group. Any additional future restructuring costs for the ongoing structural changes being implemented is not currently determinable.

During 2007, we recorded restructuring charges of $761,000 related to severance in conjunction with restructuring efforts primarily within the United Kingdom creative services business. During 2006, we recorded restructuring charges of $10,832,000 primarily related to severance from the realignment of its operating divisions. These restructuring activities were primarily in the Corporate and other group in the United States and United Kingdom.

The following table provides the activity and balances of the restructuring reserve.

	Opening			Ending
	Balance	Additions	Deductions(a)	Balance
		Amounts in thousands

Severance	$—	8,645	(2,694)	5,951
Excess facility costs	3,828	2,187	(2,251)	3,764

December 31, 2006	$3,828	10,832	(4,945)	9,715

Severance	5,951	761	(5,355)	1,357
Excess facility costs	3,764	—	(2,142)	1,622

December 31, 2007	$9,715	761	(7,497)	2,979

Severance	1,357	5,183	(4,014)	2,526	(b)
Excess facility costs	1,622	3,618	(1,946)	3,294	(c)

December 31, 2008	$2,979	8,801	(5,960)	5,820

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

Gain on Sale of Operating Assets, net.  During 2008, we recorded a gain on sale of operating assets, net, of $9,038,000. Included in these amounts was a pre-tax gain of $10,174,000 for the 2008 sales of United Kingdom real estate for net cash proceeds of $16,215,000.

Depreciation and Amortization.  Depreciation and amortization expense decreased 4.9% to $59,766,000 and increased 1.2% to $62,868,000 for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. The 2008 decrease is the result of a decrease in property, plant and equipment as the amount of assets that were either sold or fully depreciated exceeded the depreciation on new assets placed in service during 2008. The 2007 increase is due to depreciation on new assets placed in service in 2007 partially offset by assets becoming fully depreciated.

Impairment of Goodwill.  In connection with our 2008 annual evaluation of the recoverability of our goodwill, we estimated the value of our commercial TV reporting unit, which is included in the Creative Services group, using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the commercial TV reporting unit was less than its carrying value. The commercial TV reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $95,069,000 excess of the carrying amount of the Creative Services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2008. The impairment charge is the result of lower future expectations for commercial TV operating cash flow due to the impact of the current global economic climate on our customers in the entertainment industry.

In connection with our 2007 annual evaluation of the recoverability of our goodwill, we estimated the value of our reporting units using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the former Network Services group, which is now included in the Content Services group, was less than its carrying value. The Network Services reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $165,347,000 excess of the carrying amount of the Content Services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2007. The impairment charge is the result of lower future expectations for network services operating cash flow due to a continued decline in operating cash flow margins as a percent of revenue, resulting from competitive conditions in the entertainment and media services industries and increasingly complex customer requirements that are expected to continue for the foreseeable future.

In 2006, the former Media Management Services group, which is now included in the Content Services group, was tested for goodwill impairment in the third quarter, prior to AMG’s annual goodwill valuation assessment. It was tested prior to the annual assessment due to its restructuring activities and the declining financial performance of the former Media Management Services group, including ongoing operating losses driven by technology and customer requirement changes in the industry. We estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. This test resulted in a goodwill impairment loss for the former Media Management Services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Loss from Continuing Operations Before Income Taxes.  We recorded net losses from continuing operations before income taxes of ($108,810,000), ($161,294,000) and ($102,638,000) for the years ended December 31, 2008, 2007 and 2006, respectively. The changes between these years are the result of the aforementioned changes in revenue and expenses.

Income Taxes from Continuing Operations.  Our effective tax rate was an expense of 2.2%, a benefit of 8.5% and a benefit of 14.4% for the years ended December 31, 2008, 2007 and 2006, respectively. For 2008, we had a pre-tax loss from continuing operations of ($108,810,000), but incurred $2,371,000 of income tax expense. We incurred income tax expense despite the pre-tax loss from continuing operations mainly due to (i) the tax impact of $32,290,000 related to non-deductible goodwill impairment and (ii) an increase in the valuation allowance of $10,052,000. For 2007 and 2006, our income tax rates were lower than the federal income tax rate of 35% primarily from goodwill impairment charges of $165,347,000 and $93,402,000, respectively, for which we did not receive full tax benefits. In 2006, the impact of not receiving a tax benefit on the impairment charge was partially offset by a $7,663,000 tax benefit resulting from a change in the valuation allowance.

Earnings from Discontinued Operations, Net of Income Taxes.  We recorded earnings from discontinued operations, net of income taxes of $46,562,000, $15,226,000 and $4,857,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts included the earnings of the discontinued operations mentioned above. The 2008 amount includes the pre-tax gains on the sale of the discontinued operations totaling approximately $69 million and $27.4 million in related income tax expense. See further information about the discontinued operations below.

Net Loss.  We recorded net losses of ($64,619,000), ($132,331,000) and ($83,007,000) for the years ended December 31, 2008, 2007 and 2006, respectively. The changes between these years are the result of the aforementioned changes in revenue and expenses and discontinued operations.

Adjusted OIBDA.  The following table provides a reconciliation of consolidated segment adjusted OIBDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2008	2007	2006
	Amounts in thousands

Total segment adjusted OIBDA	$69,649	81,089	79,896
Corporate selling, general and administrative expenses	(27,617)	(22,565)	(26,420)
Stock-based and long-term incentive compensation	(3,531)	(262)	(934)
Accretion expense on asset retirement obligations	(296)	(296)	(673)
Restructuring and other charges	(8,801)	(761)	(10,832)
Depreciation and amortization	(59,766)	(62,868)	(62,095)
Gain on sale of operating assets, net	9,038	463	2,007
Impairment of goodwill	(95,069)	(165,347)	(93,402)
Other income, net	7,583	9,253	9,815

Loss from continuing operations before income taxes	$(108,810)	(161,294)	(102,638)

Content Services group adjusted OIBDA as a percentage of revenue was 11.0%, 11.3% and 10.1% for the years ended December 31, 2008, 2007 and 2006, respectively. Creative Services group adjusted OIBDA as a percentage of revenue was 13.2%, 19.2% and 22.2% for the years ended December 31, 2008, 2007 and 2006, respectively. Due to the higher labor and material costs for the Content Services group, as well as higher facility costs, the adjusted OIBDA margin for the Content Services group is lower than such margin for the Creative Services group for the years ended December 31, 2008, 2007 and 2006.

The primary cost components for the Content Services group are labor and materials, with these costs comprising over 71% of the segment revenue. The other cost components for the Content Services group are facility costs, production equipment and general and administrative expenses. Content Services group adjusted OIBDA increased $1,609,000 or 3.5% for the year ended December 31, 2008, compared to the prior year. This increase in adjusted OIBDA was due to (i) an increase of $6,777,000 driven by higher systems integration revenues and (ii) an increase of $2,200,000 driven by higher content distribution and transport services. These increases in adjusted OIBDA were partially offset by (i) a decrease of $2,853,000 in digital media services as more complex projects increased costs, (ii) a $2,700,000 loss recorded on a systems integration contract, and (iii) $2,100,000 startup costs relating to development efforts on new businesses. As a result of the above, for the year ended December 31, 2008, the Content Services group adjusted OIBDA margin was slightly lower than the prior year.

Content Services adjusted OIBDA increased $6,494,000 or 17% for the year ended December 31, 2007, compared to the prior year. This increase in adjusted OIBDA was due to (i) $5,356,000 resulting from new digital media services, (ii) $2,871,000 from higher system integration services and (iii) $1,483,000 from reduced cost structure in media services in the United States. This increase in adjusted OIBDA was partially offset by a decrease of $2,527,000 from lower content origination and transport revenues. As a result, for the year ended December 31, 2007, content services adjusted OIBDA margin was higher than the prior year.

The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with labor and facility costs representing over 73% of revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses. Creative Services group adjusted OIBDA decreased $13,049,000 or 37% for the year ended December 31, 2008, compared to the prior year. This decrease in adjusted OIBDA was due to (i) $8,018,000 from lower commercial revenues and declines in the average size of commercial projects resulting in a lower margin revenue mix, (ii) $5,053,000 from the impact of the Writers Guild strike as certain fixed costs and staffing levels continued as revenue declined and (iii) $2,400,000 primarily from duplicative rent and facility closures. These declines in adjusted OIBDA were offset by an increase of $2,537,000 from higher revenues in feature films and digital intermediate projects. As a result of the above, the overall Creative Services group OIBDA margin was lower for 2008 compared to 2007.

Creative Services group adjusted OIBDA decreased $5,301,000 or 13% for the year ended December 31, 2007, compared to the prior year. This decrease in adjusted OIBDA was largely due to a decrease of $4,527,000 due to the Writer’s Guild strike.

Discontinued Operations

AccentHealth

AccentHealth, which was acquired in January 2006, operated an advertising-supported captive audience television network in doctor office waiting rooms nationwide. AccentHealth was part of the Content Services group. On September 4, 2008, we completed the sale of 100% of the ownership interests in AccentHealth to an unaffiliated third party for net cash proceeds of $118,641,000. Our board of directors determined that AccentHealth was a non-core asset, and the sale of AccentHealth would be consistent with our strategy of continuing to invest in core business operations while seeking opportunities to divest our non-core assets. We recognized a pre-tax gain on the sale of $63,929,000 subject to customary post-closing adjustments, and $25,566,000 of income tax expense on the gain. We do not anticipate that the sale of AccentHealth will materially impact our remaining businesses or assets.

Palm Bay

Ascent Media Systems & Technology Services, LLC, located in Palm Bay, Florida (“Palm Bay”), provided field service operations through an on-staff network of field engineers located throughout the United States and was part of the Content Services group. On September 8, 2008, AMG sold Palm Bay to an unaffiliated third party for net cash proceeds of $7,040,000. AMG recognized a gain on this sale of $3,370,000, and income tax expense of $1,348,000 on such gain.

Visiontext

Visiontext Limited (“Visiontext”) operated a post-production subtitling business in the United Kingdom and United States and was part of the Creative Services group. On September 30, 2008, AMG sold Visiontext to an unaffiliated third party for net cash proceeds of $2,150,000. AMG recognized a gain on this sale of $1,777,000, and income tax expense of $497,000 on such gain.

Liquidity and Capital Resources

At December 31, 2008, we have $341,517,000 of cash and cash equivalents on a consolidated basis a portion of which we may use to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly rated short-term investments and a substantial portion of the balance is held in investments that are participating in the United States government guarantee program.

Additionally, our other source of funds is AMG’s cash flows from operating activities. During the years ended December 31, 2008, 2007 and 2006, AMG’s cash flow from operating activities was $21,041,000, $61,176,000 and $80,300,000, respectively. The primary drivers of the cash flow from operating activities are adjusted OIBDA and changes in working capital. Fluctuations in adjusted OIBDA are discussed in “Results of Operations” above under the captions Revenue, Cost of Services and Selling, General and Administrative. Changes in working capital are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue.

During the years ended December 31, 2008, 2007 and 2006, capital expenditures totaled $39,072,000, $42,898,000 and $71,896,000, respectively. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of AMG’s existing facilities to meet customer contracts, which are capitalized as additions and remain the property of AMG, not the specific customer. During the year ended December 31, 2006, AMG used cash of $51,837,000 to purchase marketable securities. During the years ended December 31, 2008 and December 31, 2007, AMG then sold those marketable securities for cash of $23,545,000 and $28,292,000, respectively.

For the foreseeable future, we expect to have sufficient available cash and cash equivalents and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

In 2009, we expect to spend approximately $30,000,000 to $35,000,000 for capital expenditures, which we expect will be funded with our cash from operations and AMG’s working capital.

Our ability to seek additional sources of funding depends on our future financial position and results of operations, which, to a certain extent, are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Off-Balance Sheet Arrangements and Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2008 is summarized below:

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
	Amounts in thousands

Operating leases	$25,063	44,367	26,768	47,577	143,775
Capital lease	2,392	4,769	2,867	—	10,028
Other	301	—	4,226	91	4,618

Total contractual obligations	$27,756	49,136	33,861	47,668	158,421

We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The statement will significantly change the accounting for business combinations, and under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141 (R) will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. The adoption of the requirements of SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008.

Critical Accounting Policies and Estimates

Valuation of Long-lived Assets and Amortizable Other Intangible Assets.  We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

Valuation of Goodwill and Non-amortizable Other Intangible Assets.  We assess the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected future operating results, substantial changes in our strategy or the manner of use of our assets, significant negative industry or economic trends and the market capitalization . Fair value of each reporting unit is determined through a combination of discounted cash flow models and comparisons to similar businesses in the industry. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations and an estimate of our cost of capital.

Valuation of Trade Receivables.  We must make estimates of the collectibility of our trade receivables. Our management analyzes the collectibility based on historical bad debts, customer concentrations, customer credit- worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $114,154,000, net of allowance for doubtful accounts of $9,200,000, as of December 31, 2008. As of December 31, 2007, our trade receivables balance was $122,079,000, net of allowance for doubtful accounts of $8,359,000.

Valuation of Deferred Tax Assets.  In accordance with SFAS No. 109, “Accounting for Income Taxes”, we review the nature of each component of our deferred income taxes for reasonableness. As part of this review, we rely on an estimate of our long-term forecast of future operations. After consideration of all available evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with certain cumulative net operating loss carry forwards and certain other deferred tax assets, and as such, we have established a valuation allowance of $24,461,000 and $17,470,000 as of December 31, 2008 and 2007, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on Page 36. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Media Corporation:

We have audited the accompanying consolidated balance sheets of Ascent Media Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Media Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Los Angeles, California

March 31, 2009

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	Amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$341,517	201,633
Trade receivables, net	114,154	122,079
Prepaid expenses	12,223	13,084
Deferred income tax assets, net (note 10)	10,826	10,750
Assets of discontinued operations	—	13,232
Income taxes receivable	9,122	—
Other current assets	2,776	2,298

Total current assets	490,618	363,076
Investments in marketable securities	—	23,545
Property and equipment, net (note 5)	223,928	259,026
Goodwill (note 6)	—	95,069
Deferred income tax assets, net (note 10)	22,545	29,233
Assets of discontinued operations	—	50,038
Other assets, net	8,213	10,999

Total assets	$745,304	830,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,633	24,768
Accrued payroll and related liabilities	22,258	23,614
Other accrued liabilities	31,172	32,683
Deferred revenue	15,139	22,992
Income taxes payable	—	12,764
Liabilities of discontinued operations	—	2,779

Total current liabilities	91,202	119,600
Other liabilities	28,792	24,490

Total liabilities	119,994	144,090

Commitments and contingencies (notes 13 and 14)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,409,776 shares at December 31, 2008	134	—
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 659,732 shares at December 31, 2008	7	—
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,459,078
Parent’s investment	—	1,437,520
Accumulated deficit	(825,956)	(761,337)
Accumulated other comprehensive earnings (loss)	(7,953)	10,713

Total stockholders’ equity	625,310	686,896

Total liabilities and stockholders’ equity	$745,304	830,986

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	Amounts in thousands, except
	per share amounts

Net revenue	$600,613	589,395	571,123

Operating expenses:
Cost of services	441,469	417,007	391,453
Selling, general, and administrative, including stock-based and long-term compensation (note 11)	120,939	114,422	127,801
Restructuring and other charges (note 7)	8,801	761	10,832
Gain on sale of operating assets, net	(9,038)	(463)	(2,007)
Depreciation and amortization	59,766	62,868	62,095
Impairment of goodwill (note 6)	95,069	165,347	93,402

	717,006	759,942	683,576

Operating loss	(116,393)	(170,547)	(112,453)
Other income:
Interest income	6,579	11,066	10,175
Other income (expense), net	1,004	(1,813)	(360)

	7,583	9,253	9,815

Loss from continuing operations before income taxes	(108,810)	(161,294)	(102,638)
Income tax benefit (expense) from continuing operations (note 10)	(2,371)	13,737	14,774

Net loss from continuing operations	(111,181)	(147,557)	(87,864)
Discontinued operations:
Earnings from discontinued operations	77,236	10,530	7,563
Income tax benefit (expense) from discontinued operations	(30,674)	4,696	(2,706)

Earnings from discontinued operations, net of income taxes	46,562	15,226	4,857

Net loss	$(64,619)	(132,331)	(83,007)

Other comprehensive earnings (loss), net of taxes (note 12):
Foreign currency translation adjustments	(18,603)	2,337	13,448
Pension liability adjustment	(63)	(255)	—

Other comprehensive earnings (loss)	(18,666)	2,082	13,448

Comprehensive loss	$(83,285)	(130,249)	(69,559)

Basic and Diluted earnings (loss) per share (note 3)
Continuing operations	$(7.91)	(10.49)	(6.25)
Discontinued operations	3.31	1.08	0.35

Net loss	$(4.60)	(9.41)	(5.90)

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	Amounts in thousands
		(See note 4)

Cash flows from operating activities:
Net loss	$(64,619)	(132,331)	(83,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(46,562)	(15,226)	(4,857)
Depreciation and amortization	59,766	62,868	62,095
Stock-based compensation	293	—	934
Gain on sale of assets, net	(9,038)	(463)	(2,007)
Impairment of goodwill	95,069	165,347	93,402
Deferred income tax expense (benefit)	6,059	(20,466)	(19,805)
Other non-cash credits, net	(4,112)	(965)	860
Changes in assets and liabilities, net of acquisitions:
Trade receivables	8,479	5,371	(8,611)
Prepaid expenses and other current assets	1,224	(7,310)	2,268
Payables and other liabilities	(21,248)	(275)	26,380
Operating activities from discontinued operations, net	(4,270)	4,626	12,648

Net cash provided by operating activities	21,041	61,176	80,300

Cash flows from investing activities:
Capital expenditures	(39,072)	(42,898)	(71,896)
Cash paid for acquisition, net of cash acquired	(3,859)	—	—
Net sales (purchases) of marketable securities	23,545	28,292	(51,837)
Cash proceeds from the sale of discontinued operations	127,831	—	—
Cash proceeds from the sale of operating assets	18,433	1,276	5,601
Other investing activities, net	(93)	(23)	(90)
Investing activities from discontinued operations, net	(5,455)	(2,198)	(50,161)

Net cash provided by (used in) investing activities	121,330	(15,551)	(168,383)

Cash flows from financing activities:
Net cash transfers from (to) parent	(1,735)	2,194	(7,182)
Payment of capital lease obligation	(752)	(641)	(7)

Net cash provided by (used in) financing activities	(2,487)	1,553	(7,189)

Net increase (decrease) in cash and cash equivalents	139,884	47,178	(95,272)

Cash and cash equivalents at beginning of year	201,633	154,455	249,727

Cash and cash equivalents at end of year	$341,517	201,633	154,455

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006

								Accumulated
					Additional			Other	Total
	Preferred	Common Stock			Paid-in	Parent’s	Accumulated	Comprehensive	Stockholders
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings	Equity
	Amounts in thousands

Balance at December 31, 2005	$—	—	—	—	—	1,441,100	(546,254)	(4,817)	890,029
Net loss	—	—	—	—	—	—	(83,007)	—	(83,007)
Other comprehensive earnings	—	—	—	—	—	—	—	13,448	13,448
Stock compensation	—	—	—	—	—	913	—	—	913
Net cash transfers to parent	—	—	—	—	—	(7,182)	—	—	(7,182)
Other	—	—	—	—	—	495	—	—	495

Balance at December 31, 2006	—	—	—	—	—	1,435,326	(629,261)	8,631	814,696
Net loss	—	—	—	—	—	—	(132,331)	—	(132,331)
Other comprehensive earnings	—	—	—	—	—	—	—	2,082	2,082
Net cash transfers from parent	—	—	—	—	—	2,194	—	—	2,194
Cumulative effect of accounting change (Note 9)	—	—	—	—	—	—	255	—	255

Balance at December 31, 2007	—	—	—	—	—	1,437,520	(761,337)	10,713	686,896
Net loss	—	—	—	—	—	—	(64,619)	—	(64,619)
Other comprehensive loss	—	—	—	—	—	—	—	(18,666)	(18,666)
Contribution of net operating losses from DHC	—	—	—	—	(553)	23,694	—	—	23,141
Stock-based compensation	—	—	—	—	293	—	—	—	293
Net cash transfers to parent	—	—	—	—	—	(1,735)	—	—	(1,735)
Change in capitalization in connection with Ascent Media Spin Off (note 2)	—	134	7	—	1,459,338	(1,459,479)	—	—	—

Balance at December 31, 2008	$—	134	7	—	1,459,078	—	(825,956)	(7,953)	625,310

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(1)	Basis of Presentation

For periods prior to the September 17, 2008 consummation of the spin off transaction (“Ascent Media Spin Off”) described in note 2, the accompanying consolidated financial statements of Ascent Media Corporation (“Ascent Media” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“AMG”), a wholly-owned subsidiary of Discovery Holding Company (“DHC”), (2) Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), a wholly-owned subsidiary of DHC until its sale on September 4, 2008 (see note 8) and (3) cash and investment assets of DHC. For the period following September 17, 2008, the accompanying consolidated financial statements of Ascent Media represent Ascent Media and its consolidated subsidiaries. The Ascent Media Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

Ascent Media is comprised of two reportable segments: Content Services and Creative Services. The Content Services group provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet, as well as the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Creative Services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers and TV spots, documentaries, independent films, scripted and reality television, TV movies and mini-series, television commercials, internet and new media advertising, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services.

AccentHealth operated an advertising-supported captive audience television network in doctor office waiting rooms nationwide, and was included as part of the Content Services group for financial reporting purposes until its sale on September 4, 2008.

(2)	Ascent Media Spin-Off Transaction

During the fourth quarter of 2007, the Board of Directors of DHC approved a resolution to spin off the capital stock of Ascent Media to the holders of DHC Series A and Series B common stock. The Ascent Media Spin Off was approved in connection with a transaction between DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) pursuant to which DHC and Advance/Newhouse combined their respective indirect interests in Discovery Communications, LLC (“Discovery”).

The Ascent Media Spin Off was completed on September 17, 2008 (the “Spin Off Date”) and was effected as a distribution by DHC to holders of its Series A and Series B common stock of shares of Ascent Media Series A and Series B common stock, respectively. Holders of DHC common stock on September 17, 2008 received 0.05 of a share of Ascent Media Series A common stock for each share of DHC Series A common stock owned and 0.05 of a share of Ascent Media Series B common stock for each share of DHC Series B common stock owned. In the Ascent Media Spin Off, 13,401,886 shares of Ascent Media Series A common stock and 659,732 shares of Ascent Media Series B common stock were issued. The Ascent Media Spin Off did not involve the payment of any consideration by the holders of DHC common stock and is intended to qualify as a transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended, for United States federal income tax purposes.

Following the Ascent Media Spin Off, Ascent Media and DHC operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Ascent Media Spin Off, Ascent Media and DHC entered into certain agreements in order to govern certain of the ongoing relationships between Ascent Media and DHC after the Ascent Media Spin Off and to provide mechanisms for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement and a Tax Sharing Agreement.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Ascent Media Spin Off and cross indemnities as well as the assumption by Ascent Media of certain obligations of DHC relating to the Ascent Media Spin Off and periods prior to the effectiveness of the Ascent Media Spin Off and the transfer by DHC to Ascent Media of approximately $150 million in cash. Pursuant to the Services Agreement, Ascent Media will provide a subsidiary of DHC with certain general and administrative services for a one-year period beginning on the date of the Ascent Media Spin Off, including accounting, finance, human resources, information technology, payroll and real estate management services. In consideration for such services, DHC’s subsidiary will pay Ascent Media a fee of $1,000,000. DHC’s subsidiary will also reimburse Ascent Media for any out-of-pocket expenses incurred by Ascent Media in providing these services. In addition, during the term of the Services Agreement, Ascent Media has agreed to make cash advances to such subsidiary of DHC from time to time, in an aggregate principal amount not to exceed $1.5 million, as reasonably required to meet this DHC subsidiary’s current payroll and to pay third-party vendors in the ordinary course of its business. Such advances will be due and payable in full on the first anniversary of the Ascent Media Spin Off and will bear interest at the prime rate, calculated on an average daily balance basis.

Under the Tax Sharing Agreement, Ascent Media will be responsible for all taxes attributable to it or one of its subsidiaries, whether accruing before, on or after the Ascent Media Spin Off (other than any such taxes for which DHC is responsible under the Tax Sharing Agreement). Ascent Media has also agreed to be responsible for and to indemnify DHC with respect to (i) all taxes attributable to DHC or any of its subsidiaries (other than Discovery) for any tax period that ends on or before the date of the Ascent Media Spin Off (and for any tax period that begins on or before and ends after the date of the Ascent Media Spin Off, for the portion of that period on or before the date of the Ascent Media Spin Off), other than such taxes arising as a result of the Ascent Media Spin Off and related internal restructuring of DHC and (ii) all taxes arising as a result of the Ascent Media Spin Off or the internal restructuring of DHC to the extent such taxes are not the responsibility of DHC under the Tax Sharing Agreement. DHC will be responsible for (i) all United States federal, state, local and foreign income taxes attributable to DHC or any of its subsidiaries for any tax period that begins after the date of the Ascent Media Spin Off (and for any tax period that begins on or before and ends after the date of the Ascent Media Spin Off, for the portion of that period after the date of the Ascent Media Spin Off), other than such taxes arising as a result of the Ascent Media Spin Off and related internal restructuring of DHC, (ii) all taxes arising as a result of the Ascent Media Spin Off to the extent such taxes arise as a result of any breach on or after the date of the Ascent Media Spin Off of any representation, warranty, covenant or other obligation of DHC or of a subsidiary or shareholder of DHC made in connection with the issuance of the tax opinion relating to the Ascent Media Spin Off or in the Tax Sharing Agreement, and (iii) all taxes arising as a result of such internal restructuring of DHC to the extent such taxes arise as a result of any action undertaken after the date of the Ascent Media Spin Off by DHC or a subsidiary or shareholder of DHC.

Pursuant to a Services Agreement between Liberty Media Corporation (“Liberty”) and Ascent Media, Liberty will provide certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Ascent Media will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Ascent Media’s allocable portion of costs associated with any shared services or personnel. Liberty and Ascent Media have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.

(3)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Trade Receivables

Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment regarding the collectability of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2008 and 2007 was $9,200,000 and $8,359,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Charged		Balance
	Beginning	(Credited)	Write-Offs	End of
	of Year	to Expense	and Other	Year
	Amounts in thousands

2008	$8,359	3,568	(2,727)	9,200

2007	$8,491	2,417	(2,549)	8,359

2006	$6,395	3,283	(1,187)	8,491

Concentration of Credit Risk and Significant Customers

For the year ended December 31, 2008, $77,088,000 or 12.8% of Ascent Media’s consolidated revenue was generated by one customer, Motorola, Inc., under system integration services contracts which expire in July 2009. For the years ended December 31, 2007 and 2006, no single customer accounted for more than 10% of consolidated revenue.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Buildings	20 years
Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer software (included in Machinery and Equipment in Note 5)	3 years

Depreciation expense for property and equipment was $59,622,000, $62,437,000 and $61,664,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, goodwill is not amortized, but is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See further discussion of goodwill impairment in Note 6.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

In accordance with SFAS No. 142, amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to five years, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Long-Lived Assets

In accordance with SFAS No. 144, management reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into United States dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into United States dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in parent’s investment as a component of accumulated other comprehensive earnings (loss).

Revenue Recognition

Revenue from post-production services to customers producing television programs, feature films and commercial advertising is recognized when services are provided, based on contracted hourly rates. Revenue from system integration services is recognized on the basis of the estimated percentage of completion of individual contracts. Percentage of completion is calculated based upon actual labor and equipment costs incurred compared to total forecasted costs for the contract. Estimated losses on long-term service contracts are recognized in the period in which a loss becomes evident. Revenue from content distribution contracts, which may include multiple elements, is recognized ratably over the term of the contract as services are provided. Under such contracts, any services which are not performed ratably are not material to the contract as a whole.

Prepayments received for services to be performed at a later date are reflected in the balance sheets as deferred revenue until such services are provided.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $3,538,000, $2,970,000 and $3,047,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”). Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

The Company calculated the grant-date fair value for all of its stock options using the Black-Scholes Model. Ascent Media calculated the expected term of the awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the historical volatility of peer companies. The Company used the risk-free rate for Treasury Bonds with a term similar to that of the subject options and has assumed a dividend rate of zero.

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the number of Series A and Series B common shares outstanding for the period. The number of shares outstanding for periods prior to the Spin Off Date is 14,061,618 shares, which is the number of shares that were issued on the Spin Off Date. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented or at the date of grant, whichever is later. As of December 31, 2008, the options to purchase Ascent Media common stock had a dilutive effect of 2,561 shares and there where 215,472 options that were anti-dilutive.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The statement significantly changes the accounting for business combinations, and under this statement, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS No. 141 (R) will change the accounting treatment for certain items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs and changes in deferred tax asset valuation allowances and income

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

tax uncertainties after the acquisition date. The adoption of the requirements of SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Beginning January 1, 2009, the Company will account for its business combinations in accordance with SFAS No. 141(R).

(4)	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

Cash paid for acquisition:
Fair value of assets acquired	$7,937	$—	48,264
Net liabilities assumed	(4,078)	—	(1,471)

Cash paid for acquisition, net of cash acquired	$3,859	$—	46,793	(a)

Cash paid during the year for income taxes	$20,921	$1,321	1,839

Non-cash investing and financing activity:
Capital lease	—	$5,774	—

(a)	Amount relates to AccentHealth acquisition, which is included in discontinued operations.

(5)	Property and Equipment

Property and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
	Amounts in thousands

Property and equipment, net:
Land	$36,654	$42,525
Buildings	176,599	203,767
Machinery and equipment	177,155	202,569

	390,408	448,861
Accumulated depreciation	(166,480)	(189,835)

	$223,928	$259,026

(6)	Goodwill and Other Intangible Assets

The following table provides the activity and balances of goodwill:

	Creative	Content
	Services	Services
	Group	Group	Total
	Amounts in thousands

Balance at January 1, 2007	$95,069	164,967	260,036
Goodwill impairment	—	(165,347)	(165,347)
Foreign exchange and other	—	380	380

Balance at December 31, 2007	95,069	—	95,069
Goodwill impairment	(95,069)	—	(95,069)

Balance at December 31, 2008	$—	—	—

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In connection with the 2008 annual evaluation of the recoverability of goodwill, the Company estimated the value of the commercial TV reporting unit using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the commercial TV reporting unit, which is included in the Creative Services group, was less than its carrying value. The commercial TV reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $95,069,000 excess of the carrying amount of the Creative Services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2008.

In connection with the 2007 annual evaluation of the recoverability of our goodwill, the Company estimated the value of its reporting units using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the former Network Services group, which is now included in the Content Services group, was less than its carrying value. The Network Services reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $165,347,000 excess of the carrying amount of the Content Services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2007.

In 2006, the former Media Management Services group, which is now included in Content Services, was tested for goodwill impairment in the third quarter, prior to the annual goodwill valuation assessment. It was tested prior to the annual assessment due to its restructuring activities and the declining financial performance of the former Media Management Services group, including ongoing operating losses driven by technology and customer requirement changes in the industry. The Company estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. This test resulted in a goodwill impairment loss for the former Media Management Services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Included in other assets at December 31, 2008 and 2007 are amortizable intangibles with a net book value of zero and $143,000, respectively, and tradename intangibles (which are not subject to amortization) of $1,848,000 for both years.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded $143,000, $431,000 and $431,000, respectively, of amortization expense for other intangible assets.

(7)	Restructuring Charges

During 2008, 2007 and 2006, the Company completed certain restructuring activities designed to improve operating efficiencies and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, the Company recorded charges of $8,801,000, $761,000, $10,832,000, respectively. The 2008 restructuring charge related to certain severance and facility costs in conjunction with ongoing structural changes being implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United States and the United Kingdom, the closing of our operations in Mexico and reduction in headcount to realign with the new reporting structure. Approximately $4.8 million of the 2008 restructuring charges related to the Creative Services group in the United States and United Kingdom while the remaining amount related mainly to the Content Services group. Any additional future restructuring costs for the ongoing structural changes being implemented is not currently determinable. The 2007 restructuring charge related primarily to severance in the Creative Services group in the United Kingdom. The 2006 restructuring charge related primarily to severance at the corporate offices in the United States and United Kingdom and to the closure of facilities in the United Kingdom.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the activity and balances of the restructuring reserve. At December 31, 2008, approximately $4.4 million of the ending liability balance is included in other accrued liabilities with the remaining amount recorded in other long-term liabilities.

	Opening			Ending
	Balance	Additions	Deductions(a)	Balance
		Amounts in thousands

Severance	$—	8,645	(2,694)	5,951
Excess facility costs	3,828	2,187	(2,251)	3,764

December 31, 2006	$3,828	10,832	(4,945)	9,715

Severance	5,951	761	(5,355)	1,357
Excess facility costs	3,764	—	(2,142)	1,622

December 31, 2007	$9,715	761	(7,497)	2,979

Severance	1,357	5,183	(4,014)	2,526	(b)
Excess facility costs	1,622	3,618	(1,946)	3,294	(c)

December 31, 2008	$2,979	8,801	(5,960)	5,820

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

(8)	Acquisitions

In January 2006, one of the Company’s subsidiaries acquired substantially all of the assets of AccentHealth’s healthcare media business for cash consideration of $46,793,000. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. The Company recorded goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. The excess purchase price over the fair value of assets acquired was attributable to the growth potential of AccentHealth. In September 2008, AccentHealth was sold. See Note 9 for more information.

(9)	Dispositions

The consolidated financial statements and accompanying notes of Ascent Media have been prepared reflecting the following businesses as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment and Disposal of Long-lived Assets”.

On September 4, 2008, Ascent Media completed the sale of 100% of its ownership interests in AccentHealth, which was part of the Content Services group, to an unaffiliated third party for net cash proceeds of $118,641,000. Ascent Media recognized a pre-tax gain on the sale of $63,929,000, subject to customary post-closing adjustments, and $25,566,000 of income tax expense resulting from the gain. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

On September 8, 2008, Ascent Media sold 100% of the outstanding membership interests in Ascent Media Systems & Technology Services, LLC, which was part of the Content Services group, located in Palm Bay, Florida (“Palm Bay”), to an unaffiliated third party for net cash proceeds of $7,040,000. Ascent Media recognized a pre-tax gain on the sale of $3,370,000 and recorded income tax expense resulting from the gain of $1,348,000. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On September 30, 2008, Ascent Media sold 100% of its ownership interest in Visiontext Limited (“Visiontext”), which was part of the Creative Services group, to an unaffiliated third party for net cash proceeds of $2,150,000. Ascent Media recognized a pre-tax gain on the sale of $1,777,000 and recorded income tax expense resulting from the gain of $497,000. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

	Year Ended December 30,
	2008	2007	2006
	Amounts in thousands

Revenue	$30,394	42,030	37,030
Earnings before income taxes(a)	$77,236	10,530	7,563

(a)	The 2008 amount includes a $63,929,000 gain on the sale of AccentHealth, a $3,370,000 gain on the sale of Palm Bay and a $1,777,000 gain on the sale of Visiontext.

(10)	Income Taxes

The Company’s income tax benefit (expense) from continuing operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

Current
Federal	$1,459	(5,847)	(1,170)
State	(29)	(712)	(1,002)
Foreign	(1,263)	(145)	528

	167	(6,704)	(1,644)

Deferred
Federal	2,410	16,496	7,072
State	(6,141)	4,294	10,500
Foreign	1,193	(349)	(1,154)

	(2,538)	20,441	16,418

Total tax benefit (expense)	$(2,371)	13,737	14,774

Components of pretax income (loss) are as follows:

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

Domestic	$(99,917)	(142,023)	(83,809)
Foreign	(8,893)	(19,271)	(18,829)

	$(108,810)	(161,294)	(102,638)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax benefit (expense) differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

Computed expected tax benefit	$38,084	56,453	35,923
State and local income taxes, net of federal income taxes	482	3,823	613
Change in valuation allowance affecting tax expense	(10,052)	(3,188)	7,663
Goodwill impairment not deductible for tax purposes	(32,290)	(35,231)	(26,655)
U.S. taxes on foreign income	(1,512)	(3,055)	776
Non-deductible expenses	(1,277)	(991)	(1,803)
Dividend	—	(1,202)	—
Foreign tax credit	2,501	—	—
Other, net	1,693	(2,872)	(1,743)

Income tax benefit (expense)	$(2,371)	13,737	14,774

Components of deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
	Amounts in thousands

Current assets:
Accounts receivable reserves	$1,653	2,936
Accrued liabilities	17,840	11,875

Total current deferred tax assets	19,493	14,811
Valuation allowance	(8,059)	(3,401)

	11,434	11,410

Noncurrent assets:
Net operating loss carryforwards	20,002	29,371
Property, plant and equipment	2,843	—
Intangible assets	16,765	18,404
Other	60	1,918

Total noncurrent deferred tax assets	39,670	49,693
Valuation allowance	(16,402)	(14,069)

	23,268	35,624

Deferred tax assets, net	34,702	47,034

Current liabilities:
Other	(608)	(660)
Noncurrent liabilities:
Property and equipment	—	(5,571)
Other	(723)	(820)

	(723)	(6,391)
Total deferred tax liabilities	(1,331)	(7,051)

Net deferred tax assets	$33,371	39,983

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2008	2007
	Amounts in thousands

Current deferred tax assets, net	$10,826	10,750
Long-term deferred tax assets, net	22,545	29,233

Net deferred tax assets	$33,371	39,983

At December 31, 2008, the Company has $260,600,000 and $10,608,000 in net operating loss carryforwards for state and foreign tax purposes, respectively. The state net operating losses expire at various times from 2011 through 2018, and the foreign net operating losses may be carried forward indefinitely. The Company has $1,334,000 of state income tax credits which will expire at various times through 2011.

Although Ascent Media was included in the DHC consolidated tax returns while it was a subsidiary of DHC, Ascent Media has accounted for income taxes on a separate company return basis in the accompanying condensed consolidated financial statements. Such methodology resulted in Ascent Media recording income taxes payable prior to the Ascent Media Spin Off. Because DHC had net operating losses to offset $23,141,000 of the tax payable in its consolidated tax return, Ascent Media reduced its income tax payable by this amount with an offsetting increase to equity. Prior to July 2005, Ascent Media was a subsidiary of Liberty and was included in their consolidated tax returns.

During the first quarter of 2008, Liberty reached an agreement with the IRS with respect to certain tax items that related to periods prior to the Company’s spin off from Liberty in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty allocated to the Company at the time of the 2005 spin off. The reduction in the Company’s federal NOLs resulted in a first quarter 2008 tax expense of $1,880,000 (35% of $5,370,000). The Company had no expectation that it would be able to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense. During the fourth quarter of 2008, Liberty closed its IRS audit for tax years through 2005, with no further adjustments affecting the Company. At December 31, 2008, Ascent Media has fully utilized its federal net operating losses against its continuing and discontinued operations.

During the current year, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with certain cumulative state and foreign net operating loss carryforwards and other deferred tax assets. As such, the Company continues to maintain a valuation allowance of $24,461,000. The total valuation allowance increased $6,991,000 during the year ended December 31, 2008 as a result of an increase of $10,052,000 which affected tax expense, foreign exchange rate changes of ($3,343,000) and an increase of $282,000, which affected other comprehensive income.

The Company believes that the net deferred income tax assets will be realized based upon its budgeted pre-tax earnings, adjusted for significant items such as non-recurring charges, and the recognition of taxable income for the reversal of deferred tax liabilities in the same future period.

As of December 31, 2008, the Company’s income tax returns for the period September 18, 2008 through December 31, 2008 as well as the periods July 21, 2005 through September 17, 2008, while the Company was included in the consolidated income tax returns of DHC, remain subject to examination by the IRS.

Upon adoption of FIN 48 on January 1, 2007, the Company reversed $255,000 of tax liabilities included in its December 31, 2006 consolidated balance sheet with a corresponding decrease to accumulated deficit. A

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes receivable, for the year ended December 31, 2008 is as follows:

2008
Amounts in
thousands

Balance at January 1, 2008	$932
Reductions for tax positions of prior years	(456)
Foreign currency exchange adjustments	(63)
Other	(21)

Balance at December 31, 2008	$392

The Company expects to settle approximately $300,000 of the uncertain tax position during 2009, which will not materially impact its effective tax rate.

In connection with its adoption of FIN 48, Liberty recorded reserves for tax positions related to periods in which the Company filed as part of Liberty’s consolidated federal income tax return. As a result, the amount of net operating losses allocated to the Company by Liberty was reduced and the Company recorded a decrease to its deferred tax assets at December 31, 2006 of $551,000 with a corresponding increase to accumulated deficit. During 2008, Liberty finalized its examination with the IRS with no further adjustments to the allocated net operating loss. Accordingly, the Company has adjusted its deferred tax assets to reflect the final net operating loss allocation.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2008, accrued interest and penalties related to uncertain tax positions were not significant.

During 2008, 2007 and 2006, the Company provided $1,512,000, $3,055,000 and ($776,000), respectively, of United States tax expense (benefit) for future repatriation of cash from its Singapore operations. This charge represents undistributed earnings from Singapore not previously taxed in the United States that is anticipated to be repatriated. In addition, Ascent Media has received a benefit of $2,501,000 of foreign tax credits from its Singapore operations, now available for use in 2008 and future years by Ascent Media.

The Company permanently reinvests excess cash from its United Kingdom operations. However, there were no undistributed earnings from the United Kingdom operations as of December 31, 2008.

(11)	Stock-based and Long-Term Compensation

2006 Ascent Media Group Long-Term Incentive Plan

AMG has made awards to certain employees under its 2006 Long-Term Incentive Plan, as amended, (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of AMG and its subsidiaries. The value of a single PAR (“PAR Value”) is equal to the positive amount (if any) by which (a) the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000; plus (ii) the calculated value of AMG, based on a formula set forth in the 2006 Plan, divided by 10,000,000; exceeds (b) a baseline value determined at the time of grant. The 2006 Plan is administered by a committee whose members are designated by our board of directors. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 388,500 PARs granted as of December 31, 2008. The PARs vest quarterly over a three year period beginning on the grant date, and vested PARs are payable on March 31, 2012 (or, if earlier, on the six-

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

month anniversary of a grantee’s termination of employment for any reason other than cause) in either cash or stock at the committee’s discretion. AMG records a liability and a charge to expense based on the PAR Value and percent vested at each reporting period.

Prior to the most recent amendment of the 2006 Plan, the calculated value and free cash flow of AccentHealth were included in determining the PAR value. Effective September 9, 2008, the 2006 Plan was amended to reflect the sale of AccentHealth. As a result of the amendment, AMG or one of its subsidiaries will make cash distributions to each grantee who held PARs on the date of the AccentHealth sale, in an aggregate amount for each grantee representative of the increase in PAR Value related to AccentHealth from the date of grant of PARs to such grantee through the date of sale. These cash distributions will be made over a three year period, beginning in February 2009, with the majority of grantees receiving their entire distribution in 2009. AMG recorded a liability and a charge to selling, general and administrative expense of $3,523,000 for such distribution.

Ascent Media Corporation 2008 Incentive Plan

The Ascent Media Corporation 2008 Incentive Plan (the “2008 incentive plan”) was adopted by the Board of Directors of the Company on September 15, 2008. The 2008 incentive plan is designed to provide additional compensation to certain employees and independent contractors for services rendered, to encourage their investment in Ascent Media’s capital stock and to attract persons of exceptional ability to become officers and employees. The number of individuals who receive awards under the 2008 incentive plan will vary from year to year and is not predictable. Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing (collectively, “awards”). The maximum number of shares of Ascent Media’s common stock with respect to which awards may be granted under the 2008 incentive plan is 2,000,000, subject to anti-dilution and other adjustment provisions of the incentive plan. The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

Ascent Media Corporation 2008 Non-Employee Director Incentive Plan

The Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (the “2008 director incentive plan”) was adopted by the Board of Directors of the Company on September 15, 2008. The 2008 director incentive plan is designed to provide additional compensation to the non-employee Board of Director members for services rendered and to encourage their investment in Ascent Media’s capital stock. Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing (collectively, “awards”). The maximum number of shares of Ascent Media’s common stock with respect to which awards may be granted under the 2008 director incentive plan is 500,000, subject to anti-dilution and other adjustment provisions of the incentive plan. The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

Other

As of the Spin Off Date, DHC stock options held by an officer and director of DHC, who is currently a director of DHC’s successor, were converted into options to purchase shares of the applicable series of Ascent Media common stock and options to purchase shares of the applicable series of common stock of DHC’s successor. In accordance with the conversion calculation, the holder received 11,722 Ascent Media Series A options with exercise prices ranging from $15.21 to $29.42 and 76,210 Ascent Media Series B options with an exercise price of $25.29. In accordance with the terms of the original DHC option and the conversion, the holder may elect, at the exercise date, to convert the Series B options into 93,115 Series A options with an exercise price of $22.53. All of these options are fully vested. The Ascent Media Series B options (and the Ascent Media Series A options into which such Series B options may be converted) expire in 3 years. The remainder of the Ascent Media Series A options expire in 5 to 9 years.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock-based Awards

Under the terms of the 2008 director incentive plan discussed above, in November 2008 each of the non-employee directors of Ascent Media was granted 11,030 options to purchase Ascent Media Series A common stock with an exercise price of $21.81. Such options vest quarterly over two years from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $10.50 per share, as determined using the Black-Scholes Model. In addition, the non-employee directors were each granted 1,146 restricted stock awards that also vest quarterly over two years. The restricted stock had a fair value of $21.81 which was the closing price of the Ascent Media Series A common stock on the date of grant.

Under the terms of the 2008 incentive plan discussed above, during the fourth quarter, two employee officers were granted a total of 468,858 options to purchase Ascent Media Series A common stock with a weighted average exercise price of $22.16 per share. Such options vest quarterly over five years from the date of the Ascent Media Spin Off, terminate 10 years from the date of the Ascent Media Spin Off and had a weighted-average grant date fair value of $11.14, as determined using the Black-Scholes Model. In addition, the officers were granted a total of 126,243 restricted stock awards that vest quarterly over four years. The restricted stock had a weighted-average fair value of $22.16 which was equal to the closing price of the Ascent Media Series A common stock on the dates of grant.

For the 2008 stock grants, the weighted average grant date assumptions used for the Black-Scholes Model were a volatility factor of 50%, a risk-free interest rate of 2.44%, an expected life of 5.9 years and a dividend yield of zero.

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Ascent Media Series A and Series B common stock.

	Series A		Series B
	Common Stock	WAEP	Common Stock	WAEP

Outstanding at January 1, 2008	—		—
Grants	513,670	$22.01	76,210	$25.29

Outstanding at December 31, 2008	513,670	$22.01	76,210	$25.29

Exercisable at December 31, 2008	41,026	$20.57	76,210	$25.29

As of December 31, 2008, the total compensation cost related to unvested equity awards was approximately $8,099,000. Such amount will be recognized in the consolidated statements of operations over a weighted average period of approximately 4.75 years. The intrinsic value of outstanding and exercisable stock options awards at December 31, 2008 was not material and the weighted average remaining contractual life of both exercisable and outstanding awards at December 31, 2008 was 9.75 years.

(12)	Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Media’s Board of Directors. As of December 31, 2008, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Media Series A common stock are entitled to one vote for each share held, and holders of Ascent Media Series B common stock are entitled to 10 votes for each share held. Holders of Ascent Media Series C

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

common stock are not entitled to any voting powers, except as required by Delaware law. As of December 31, 2008, 13,409,776 shares of Series A common stock was outstanding, which was comprised of 13,401,886 shares issued as part of the Ascent Media Spin Off and 7,890 shares of restricted stock that was vested during the year. As of December 31, 2008, 659,732 shares of Series B common stock was outstanding, which was all issued as part of the Ascent Media Spin Off. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock. As of December 31, 2008, no shares of Ascent Media Series C common stock were issued.

As of December 31, 2008, there were 513,670 shares of Ascent Media Series A common stock and 76,210 shares of Ascent Media Series B common stock reserved for issuance under exercise privileges of outstanding stock options. The holder of the Series B options may elect to instead exercise his options for 93,115 shares of Ascent Media Series A common stock, which shares are not included in the Series A reserve described above.

Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the consolidated balance sheets and consolidated statement of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and pension adjustments.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

			Accumulated
	Foreign		Other
	Currency		Comprehensive
	Translation	Pension	Earnings (Loss),
	Adjustments(a)	Adjustments(b)	Net of Taxes
	Amounts in thousands

Balance at December 31, 2005	$(3,161)	(1,656)	(4,817)
Other comprehensive earnings	13,448	—	13,448

Balance at December 31, 2006	10,287	(1,656)	8,631
Other comprehensive earnings	2,337	(255)	2,082

Balance at December 31, 2007	12,624	(1,911)	10,713
Other comprehensive loss	(18,603)	(63)	(18,666)

Balance at December 31, 2008	$(5,979)	(1,974)	(7,953)

(a)	No income taxes were recorded on foreign currency translation amounts for 2008, 2007 and 2006.

(b)	No income taxes were recorded on the pension adjustment amounts for 2008, 2007 and 2006.

(13)	Employee Benefit Plans

Defined Contribution Plan

AMG offers a 401(k) defined contribution plan covering most of its full-time domestic employees. AMG also sponsors a pension plan for eligible employees of its foreign subsidiaries. Employer contributions, which are discretionary, are determined by Ascent Media’s board of directors. The plans are funded by employee and employer contributions. Total combined 401(k) plan and pension plan expenses for the years ended December 31, 2008, 2007 and 2006 were $4,328,000, $4,645,000 and $4,203,000, respectively.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Management Incentive Plan

AMG offers a Management Incentive Plan (“MIP”) which provides for annual cash incentive awards based on company and individual performance. Certain executive officers and certain employees with a title of divisional managing director, corporate director or higher are eligible to receive awards under the MIP, as determined by a management incentive plan compensation committee. To the extent an award is earned, it is payable no later than two and one-half months following the end of the applicable plan year. Participants must be employed by AMG through the payment date to be eligible to receive the award. The forecasted award liability is accrued on a monthly basis throughout the plan year. For the years ended December 31, 2008, 2007 and 2006, total MIP expense was $2,567,000, $2,650,000 and $1,633,000, respectively. The MIP liability at December 31, 2008 and 2007 was equivalent to the expense for the respective year.

Defined Benefit Plans

AMG has two defined benefit plans in the United Kingdom. Participation in the defined benefit plans is limited with approximately 143 participants, including retired employees.

AMG uses a measurement date of December 31 for its defined benefit pension plans.

The obligations and funded status of the defined benefit plans for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended
	2008	2007
	Amounts in thousands

Change in Benefit Obligation:
Benefit Obligation — beginning of year	$11,385	10,648
Service cost	91	106
Interest cost	475	545
Actuarial (gain) loss	(802)	519
Plan amendments	114	—
Settlements	(272)	(80)
Benefits paid	(421)	(591)
Member contributions	22	30
Foreign currency exchange rate changes	(3,132)	208

Benefit Obligation — end of year	7,460	11,385

Change in Plan Assets:
Fair Value of plan assets — beginning of year	9,124	8,673
Actual return on assets	(466)	360
Settlements	(314)	(144)
Employer contributions	780	627
Member contributions	22	30
Benefits paid	(421)	(591)
Foreign currency exchange rate changes	(2,510)	169

Fair Value of plan assets — end of year	6,215	9,124

Unfunded Status	$(1,245)	(2,261)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

AMG had recorded the entire unfunded balance in the table above for each year in the other liability account on the consolidated balance sheet. The projected benefit obligation and accumulated benefit obligation at December 31, 2008 and 2007 are equal to the “Benefit obligation — end of year” amount in the table above. The accumulated other comprehensive income balance at December 31, 2008 and 2007, included pension adjustments of $(1,974,000) and $(1,911,000), respectively.

The following table sets forth the average assumptions and the asset category allocations of the defined benefit plans for the years ended December 31, 2008 and 2007.

	2008	2007

Assumptions:
Discount rate	6.25%	5.85%
Long-term return on plan assets	4.83%	5.34%
Price inflation	3.00%	3.45%
Asset Category Allocations:
Debt securities	49%	51%
Equity securities	29%	29%
Other	22%	20%

The amount of pension cost recognized for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 30,
	2008	2007	2006
	Amounts in thousands

Service cost	$104	107	108
Interest cost	540	551	527
Expected return on plan assets	(419)	(474)	(443)
Amortization of net loss	130	75	145
Recognized transitional liability	—	133	129
Settlement loss	—	65	20

	$355	457	486

The estimated future benefit payments as of December 31, 2008 are as follows:

Year Ended December 31:

2009	$191
2010	$340
2011	$375
2012	$142
2013	$502
Thereafter	$1,480

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14)	Commitments and Contingencies

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:

2009	$25,063
2010	$24,263
2011	$20,104
2012	$15,633
2013	$11,135
Thereafter	$47,577

Rent expense for noncancelable operating leases for real property and equipment was $25,975,000, $22,988,000 and $21,812,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

On December 31, 2003, Ascent Media acquired the operations of Sony Electronics’ systems integration center business and related assets, which is referred to as SIC. In the exchange, Sony received the right to be paid by the end of 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. (“AF Associates”), and SIC. The value of 20% of the combined business of AF Associates and SIC is estimated at $6,100,000. On July 30, 2008, Ascent Media and Sony Electronics entered in to an amended agreement which required Ascent Media to immediately pay $1,874,000 to Sony Electronics as a partial payment of the 20% of value, but delayed any further payments until a date no earlier than December 31, 2012. As a result of this amended agreement and payment to Sony Electronics, the estimated remaining liability was reduced from $6,100,000 to $4,226,000, and such amount is included in other liabilities in the consolidated balance sheet. The combined business of AF Associates and SIC is included in the Content Services group.

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(15)	Related Party Transactions

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery, an affiliate of DHC. Ascent Media, previously a wholly-owned subsidiary of DHC, and Discovery, previously an equity investment of DHC, were related parties through the Spin Off Date. Revenue recorded by Ascent Media for these services in 2008 through the Spin Off Date and for the years ended December 31, 2007 and 2006 aggregated $24,727,000, $41,216,000 and $33,741,000, respectively. Ascent Media continues to provide services to Discovery subsequent to the Spin Off Date that are believed to be at arms-length rates.

(16)	Information About Reportable Segments

Ascent Media’s chief operating decision maker, or his designee (the “CODM”), has identified Ascent Media’s reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent more than 10% of the Ascent Media’s consolidated revenue or earnings before taxes. Based on the foregoing criteria, Ascent Media’s business units have been aggregated into two reportable segments: the Content Services group and the Creative Services group.

In the quarter ended December 31, 2008, Ascent Media changed its alignment of reportable segments. As a result, Ascent Media is organized into two operating groups: businesses that provide content services and

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

businesses that provide creative services. The content services businesses will provide fully integrated content delivery solutions and services to its customers. The creative services businesses will focus on providing post-production services to the television and movie industry. Segment information for prior periods has been revised to retrospectively reflect Ascent Media’s current segment reporting structure. The change to segment reporting has no effect on reported net income.

The Content services group provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet, as well as the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and distributed media signals via satellite and terrestrial networks. The Creative Services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers and TV spots, documentaries, independent films, scripted and reality television, TV movies and mini-series, television commercials, internet and new media advertising, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

Ascent Media evaluates the performance of these operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). Ascent Media defines adjusted OIBDA as revenue less cost of services and selling, general and administrative expenses (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations) determined in each case for the relevant operating segment only. Ascent Media believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to service debt and capital expenditures. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations and restructuring and impairment charges, gains on sale of operating assets and other income that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis.

Ascent Media’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information concerning the reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services
	Group	Group	Total	Other(1)	Total
	Amounts in thousands

Year ended December 31, 2008
Revenue from external customers	$430,648	169,965	600,613	—	600,613
Adjusted OIBDA	$47,169	22,480	69,649	(27,617)	42,032
Capital expenditures	$24,420	9,903	34,323	4,749	39,072
Depreciation and amortization	$41,819	12,226	54,045	5,721	59,766
Total assets	$236,452	98,587	335,039	410,265	745,304
Year ended December 31, 2007
Revenue from external customers	$404,043	185,352	589,395	—	589,395
Adjusted OIBDA	$45,560	35,529	81,089	(22,565)	58,524
Capital expenditures	$30,101	8,965	39,066	3,832	42,898
Depreciation and amortization	$41,988	14,873	56,861	6,007	62,868
Total assets	$331,931	207,707	539,638	291,348	830,986
Year ended December 31, 2006
Revenue from external customers	$386,984	184,139	571,123	—	571,123
Adjusted OIBDA	$39,066	40,830	79,896	(26,420)	53,476
Capital expenditures	$52,948	12,864	65,812	6,084	71,896
Depreciation and amortization	$35,726	20,010	55,736	6,359	62,095
Total assets	$480,225	233,412	713,637	239,282	952,919

(1)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in other is (i) corporate SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of all cash and cash equivalents, investments in marketable securities and deferred income tax assets.

The following table provides a reconciliation of consolidated segment adjusted OIBDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2008	2007	2006
	Amounts in thousands

Total segment adjusted OIBDA	$69,649	81,089	79,896
Corporate selling, general and administrative expenses	(27,617)	(22,565)	(26,420)
Stock-based and long-term incentive compensation	(3,531)	(262)	(934)
Accretion expense on asset retirement obligations	(296)	(296)	(673)
Restructuring and other charges	(8,801)	(761)	(10,832)
Depreciation and amortization	(59,766)	(62,868)	(62,095)
Gain on sale of operating assets, net	9,038	463	2,007
Impairment of goodwill	(95,069)	(165,347)	(93,402)
Other income, net	7,583	9,253	9,815

Loss from continuing operations before income taxes	$(108,810)	(161,294)	(102,638)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Information as to the operations in different geographic areas is as follows:

	Years Ended December 31,
	2008	2007	2006
	Amounts in thousands

Revenue
United States	$454,456	443,775	418,828
United Kingdom	123,477	120,821	129,540
Other countries	22,680	24,799	22,755

	$600,613	589,395	571,123

Property and equipment, net
United States	$165,008	167,583
United Kingdom	41,227	68,548
Other countries	17,693	22,895

	$223,928	259,026

(17)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands, except
	per share amounts

2008:
Revenue	$163,035	163,421	146,146	128,011

Operating income (loss)	$(4,711)	(2,457)	(4,412)	(104,813)

Net earnings (loss)	$(4,515)	(1,543)	39,328	(97,889)

Basic and diluted net earnings (loss) per common share	$(0.32)	(0.11)	2.80	(6.96)

2007:
Revenue	$142,923	145,255	152,287	148,930

Operating loss	$(2,669)	(5,298)	(613)	(161,967)

Net earnings (loss)	$(978)	(5,007)	1,643	(127,989)

Basic and diluted net earnings (loss) per common share	$(0.07)	(0.36)	0.12	(9.10)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2009:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2009 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2009.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Included in Part II of this Annual Report:

Ascent Media Corporation:

(a) (2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a) (3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
2.2	Purchase Agreement, dated as of August 8, 2008, by and among Ascent Media Corporation, Ascent Media CANS, LLC and AccentHealth Holdings, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).

3.1	Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
3.2	Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.3	Rights Agreement between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.1	Services Agreement, dated September 16, 2008, between Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.2	Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.3	Ascent Media Group, LLC 2006 Long-Term Incentive Plan (As Amended and Restated Effective September 9, 2008) (incorporated by reference to Exhibit 10.3 to Amendment No. 7 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on September 10, 2008).
10.4	Ascent Media Group, LLC 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.5	Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to Ascent Media Corporation’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).
10.6	Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company and Liberty Media Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Discovery Holding Company filed on August 10, 2005).
10.7	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.8	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.9	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.10	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.11	Amendment, dated as of July 17, 2007, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.12	Employment Agreement, dated as of February 11, 2008, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.13	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.14	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles.*
10.15	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa.*
10.16	Employment Agreement, dated February 9, 2009, by and between Ascent Media Corporation and William R. Fitzgerald.*
21	List of Subsidiaries of Ascent Media Corporation (incorporated by reference to Exhibit 21 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
23	Consent of KPMG LLP.*
24	Power of Attorney dated March 31, 2009.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT MEDIA CORPORATION

By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald William R. Fitzgerald	Chairman of the Board, Director and Chief Executive Officer	March 31, 2009

/s/ Jose A. Royo Jose A. Royo	Director, President and Chief Operating Officer	March 31, 2009

/s/ Philip J. Holthouse Philip J. Holthouse	Director	March 31, 2009

/s/ Brian C. Mulligan Brian C. Mulligan	Director	March 31, 2009

/s/ Michael J. Pohl Michael J. Pohl	Director	March 31, 2009

/s/ George C. Platisa George C. Platisa	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 31, 2009

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.3	Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
2.4	Purchase Agreement, dated as of August 8, 2008, by and among Ascent Media Corporation, Ascent Media CANS, LLC and AccentHealth Holdings, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
3.3	Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
3.4	Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.4	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.5	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.6	Rights Agreement between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.17	Services Agreement, dated September 16, 2008, between Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.18	Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.19	Ascent Media Group, LLC 2006 Long-Term Incentive Plan (As Amended and Restated Effective September 9, 2008) (incorporated by reference to Exhibit 10.3 to Amendment No. 7 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on September 10, 2008).
10.20	Ascent Media Group, LLC 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.21	Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to Ascent Media Corporation’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).
10.22	Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company and Liberty Media Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Discovery Holding Company filed on August 10, 2005).
10.23	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.24	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.25	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.26	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.27	Amendment, dated as of July 17, 2007, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.28	Employment Agreement, dated as of February 11, 2008, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.29	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.30	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles.*
10.31	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa.*
10.32	Employment Agreement, dated February 9, 2009, by and between Ascent Media Corporation and William R. Fitzgerald.*
21	List of Subsidiaries of Ascent Media Corporation (incorporated by reference to Exhibit 21 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
23	Consent of KPMG LLP.*
24	Power of Attorney dated March 31, 2009.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*

*	Filed herewith.