Form 10-Q
period 2009-03-31
Ascent Media CORP
filed 2009-05-14
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of Ascent Media Corporation’s common stock as of April 30, 2009 was:
Series A common stock 13,415,335 shares; and
Series B common stock 659,679 shares.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	Amounts in thousands
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$337,188	341,517
Trade receivables, net	107,516	114,154
Prepaid expenses	11,619	12,223
Deferred income tax assets, net	9,734	10,826
Income taxes receivable	13,811	9,122
Other current assets	1,589	2,776

Total current assets	481,457	490,618
Property and equipment, net	214,813	223,928
Deferred income tax assets, net	22,162	22,545
Other assets, net	8,304	8,213

Total assets	$726,736	745,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,047	22,633
Accrued payroll and related liabilities	20,731	22,258
Other accrued liabilities	25,417	31,172
Deferred revenue	13,202	15,139

Total current liabilities	80,397	91,202
Other liabilities	28,159	28,792

Total liabilities	108,556	119,994

Commitments and contingencies (note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,415,335 shares at March 31, 2009	134	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 659,679 shares at March 31, 2009	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,459,659	1,459,078
Accumulated deficit	(832,404)	(825,956)
Accumulated other comprehensive loss	(9,216)	(7,953)

Total stockholders’ equity	618,180	625,310

Total liabilities and stockholders’ equity	$726,736	745,304

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2009	2008
	Amounts in thousands, except per share amounts
	(Unaudited)

Net revenue	$119,267	163,035

Operating expenses:
Cost of services	84,318	122,332
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 4)	29,489	29,183
Restructuring and other charges	398	1,107
Loss (gain) on sale of operating assets, net	154	(78)
Depreciation and amortization	14,482	15,267

	128,841	167,811

Operating loss	(9,574)	(4,776)
Other income:
Interest income	552	2,097
Other expense, net	(267)	(548)

	285	1,549

Loss from continuing operations before income tax	(9,289)	(3,227)
Income tax benefit (expense) from continuing operations	2,841	(3,072)

Net loss from continuing operations	(6,448)	(6,299)
Discontinued operations (note 2):
Earnings from discontinued operations	—	2,963
Income tax expense	—	(1,179)

Earnings from discontinued operations, net of income tax	—	1,784

Net loss	(6,448)	(4,515)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(1,296)	486
Minimum pension liability adjustment	33	—

Other comprehensive earnings (loss)	(1,263)	486

Comprehensive loss	$(7,711)	(4,029)

Basic and diluted earnings (loss) per share (note 5)
Continuing operations	$(0.46)	(0.45)
Discontinued operations	—	0.13

Net loss	$(0.46)	(0.32)

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	Amounts in thousands
	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,448)	(4,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	—	(1,784)
Depreciation and amortization	14,482	15,267
Stock based compensation	677	—
Deferred income tax expense	1,475	111
(Gain) loss on sale of operating assets	154	(78)
Other non-cash activity, net	104	(506)
Changes in assets and liabilities:
Trade receivables	6,638	(29,309)
Prepaid expenses and other current assets	(2,718)	(1,993)
Payables and other liabilities	(10,882)	20,423
Operating activities from discontinued operations, net	—	4,230

Net cash provided by operating activities	3,482	1,846

Cash flows from investing activities:
Capital expenditures	(7,107)	(6,532)
Net sales of marketable securities	—	23,545
Cash proceeds from sale of operating assets	111	145
Other investing activities, net	(375)	—
Investing activities from discontinued operations, net	—	(1,868)

Net cash provided by (used in) investing activities	(7,371)	15,290

Cash flows from financing activities:
Net cash transfers from Discovery Holding Company (“DHC”)	—	24
Payment of capital lease obligations	(440)	(168)

Net cash used in financing activities	(440)	(144)

Net increase (decrease) in cash and cash equivalents	(4,329)	16,992
Cash and cash equivalents at beginning of period	341,517	201,633

Cash and cash equivalents at end of period	$337,188	218,625

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

On September 17, 2008, Discovery Holding Company (“DHC”) completed the spin off of Ascent Media Corporation (“Ascent Media” or the “Company”) capital stock to the holders of DHC Series A and Series B common stock (the “Ascent Media Spin Off”). For periods prior to the Ascent Media Spin Off, the accompanying condensed consolidated financial statements of Ascent Media represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“AMG”), a wholly-owned subsidiary of DHC, (2) Ascent Media CANS, LLC (“AccentHealth”), a wholly-owned subsidiary of DHC until its sale on September 4, 2008 and (3) cash and investment assets of DHC. For periods following the Ascent Media Spin Off, the accompanying condensed consolidated financial statements of Ascent Media represent Ascent Media and its consolidated subsidiaries. The Ascent Media Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

The Company has two reportable segments: the Content Services group and the Creative Services group. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Media Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

(2)	Discontinued Operations

In 2008, Ascent Media completed the sales of its interests in AccentHealth, Ascent Media Systems & Technology Services, LLC in Palm Bay, Florida (“Palm Bay”) and Visiontext Limited (“Visiontext”) which were treated as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment and Disposal of Long-lived Assets”.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

Three Months Ended
March 31, 2008
Amounts in thousands

Revenue	$10,808
Earnings before income taxes	$2,963

(3)	Restructuring Charges

During the three months ended March 31, 2009, the Company recorded restructuring charges of $398,000, related to severance and facility costs in conjunction with ongoing restructuring and cost mitigation measures undertaken in the fourth quarter of 2008 across both of the reportable segments. During the three months ended March 31, 2008, the Company recorded restructuring charges of $1,107,000 related to severance and facility costs in conjunction with the closing of its Creative Services operations in Mexico.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2007	Additions	Deductions(a)	March 31, 2008

Severance	$1,357	639	(1,115)	881
Excess facility costs	1,622	468	(301)	1,789

Total	$2,979	1,107	(1,416)	2,670

	December 31, 2008	Additions	Deductions(a)	March 31, 2009

Severance	$2,526	384	(1,141)	1,769	(b)
Excess facility costs	3,294	14	(539)	2,769	(c)

Total	$5,820	398	(1,680)	4,538

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

(4)	Stock-Based and Long-Term Incentive Compensation

During the first quarter of 2009, certain key employees were granted a total of 116,740 options to purchase Ascent Media Series A common stock for a weighted average exercise price of $25.30 per share. Such options vest quarterly over four years from the date of grant, terminate 10 years from the date of grant and had a weighted-average fair value of $12.30, as determined using the Black-Scholes Model. For the 2009 stock grants, the weighted average grant date assumptions used for the Black-Scholes Model were a volatility factor of 50%, a risk-free interest rate of 1.51%, an expected life of 6.1 years and a dividend yield of zero.

(5)	Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic and diluted earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the number of Series A and Series B common shares outstanding for the period. The total weighted average shares outstanding for the Series A and Series B shares for the three months ended March 31, 2009 was 14,070,579 shares. Since the Company recorded a loss from continuing operations for the three months ended March 31, 2009, diluted EPS is computed the same as basic EPS. The number of shares outstanding used to compute EPS for the three months ended March 31, 2008 is 14,061,618 shares, which is the number of shares that were issued for the Ascent Media Spin Off.

(6)	Income Taxes

During the first quarter of 2008, Liberty Media Corporation (“Liberty”) reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty allocated to the Company at the time of the 2005 spin off. The reduction in the Company’s federal NOLs resulted in tax expense of $1,880,000 (35% of $5,370,000). The Company did not expect to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense.

(7)	Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(8)	Related Party Transactions

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery Communications, Inc. (“DCI”). Ascent Media, previously a wholly-owned subsidiary of DHC, and DCI, previously an equity investment of DHC (and now a wholly-owned subsidiary of DCI), were related parties through the Ascent Media Spin Off. Revenue recorded by Ascent Media for these services for the three months ended March 31, 2008 was $9,311,000. Ascent Media continues to provide services to DCI subsequent to the Ascent Media Spin Off that are believed to be at arms-length rates.

(9)	Information About Reportable Segments

Ascent Media evaluates the performance of its reportable segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). Ascent Media defines adjusted OIBDA as revenue less cost of services and selling, general and administrative expenses (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations) determined in each case for the relevant operating segment only. Ascent Media believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations and restructuring and impairment charges, gains on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services			Consolidated
	Group	Group	Total	Other(1)	Total
	Amounts in thousands

Three months ended March 31, 2009
Revenue from external customers	$78,604	40,663	119,267	—	119,267
Adjusted OIBDA	$7,674	4,630	12,304	(6,121)	6,183
Capital expenditures	$4,873	1,724	6,597	510	7,107
Three months ended March 31, 2008
Revenue from external customers	$123,347	39,688	163,035	—	163,035
Adjusted OIBDA	$13,350	4,226	17,576	(6,267)	11,309
Capital expenditures	$4,036	1,425	5,461	1,071	6,532

(1)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in Other is (i) corporate SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of all cash and cash equivalents and deferred income tax assets.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of consolidated segment adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2009	2008
	Amounts in thousands

Total segment adjusted OIBDA	$12,304	17,576
Corporate selling, general and administrative expenses	(6,121)	(6,267)
Stock-based and long-term incentive compensation	(677)	276
Accretion expense on asset retirement obligations	(46)	(65)
Restructuring and other charges	(398)	(1,107)
Depreciation and amortization	(14,482)	(15,267)
Gain (loss) on sale of operating assets, net	(154)	78
Other income, net	285	1,549

Loss from continuing operations before income taxes	$(9,289)	(3,227)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended
	March 31,
	2009	2008
	Amounts in thousands

Revenue
United States	$94,391	123,902
United Kingdom	19,216	33,042
Singapore	5,660	6,091

	$119,267	163,035

	March 31,	December 31,
	2009	2008
	Amounts in thousands

Property and equipment, net
United States	$160,479	165,008
United Kingdom	38,822	41,227
Singapore	15,512	17,693

	$214,813	223,928

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	lack of operating history;

•	general economic and business conditions and industry trends including the timing of, and spending on, motion picture, television and television advertising;

•	integration of acquired businesses;

•	the regulatory and competitive environment of the industries in which we and our customers operate;

•	retention of our largest customer accounts;

•	availability of third-party satellite and terrestrial connectivity services relied on by us to provide our services;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	rapid technological changes;

•	present and future financial conditions, including availability and terms of capital;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	competitor and overall market response to our products and services, including acceptance of the pricing of such products and services; and

•	risk of loss from earthquakes and other catastrophic events.

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2008. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a holding company and own 100% of our principal operating subsidiary, Ascent Media Group, LLC (“AMG”), as well as cash and cash equivalents. In September 2008, we sold our other wholly-owned operating subsidiary, Ascent Media CANS, LLC (“AccentHealth”).

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

The contract between the Screen Actors Guild (“SAG”) and the Alliance of Motion Picture and Television Producers (“AMPTP”) for theatrical motion picture and television performances expired on June 30, 2008, without agreement on terms for a new contract. SAG continues to work under the terms of the expired contract. In April 2009, SAG and AMPTP reached agreement on a tentative successor contract. In order for this tentative contract to be ratified, the members of SAG must vote in favor of the agreement. The vote is expected to be complete by the end of May 2009. Further, the commercial contracts between SAG, the American Federation of Television and Radio Artists (“AFTRA”) and the advertising industry for television, radio and internet/new media commercials expired on March 31, 2009. In April 2009, SAG and AFTRA reached agreement on a new tentative contract which must be voted on and approved by both SAG and AFTRA members before it is ratified. The vote is expected to be complete by mid-May 2009. The failure to finalize and ratify either of these contracts could lead to a strike or other job action. Any such labor dispute could have an adverse effect on the television and/or motion picture production industries, including AMG’s business, and in the case of a severe or prolonged work stoppage, the adverse effect on AMG’s business, operations, results of operations and/or financial condition could be material.

In recent years, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused some margin compression and lower operating income. AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include the continued successful development of end-to-end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements for integrated and file-based workflows.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). We define segment adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) determined in each case for the relevant operating segment only. We believe this non-GAAP financial measure is an important indicator of the operational strength and performance of our businesses, including each businesses ability to fund its ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis.

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

The Content Services group’s revenue consists of fees relating to facilities and services necessary to optimize, archive, manage, reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. In addition, the Content Services group includes the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Content Services group includes AMG’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms. Additionally, the Content Services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. For the three months ended March 31, 2009, approximately 39% of the Content Services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 22% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

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

	Three Months Ended
	March 31,
	2009	2008
	Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$119,267	163,035
Loss from continuing operations before income tax	$(9,289)	(3,227)
Net loss	$(6,448)	(4,515)
Segment Result of Operations
Revenue
Content Services group	$78,604	123,347
Creative Services group	$40,663	39,688
Adjusted OIBDA
Content Services group	$7,674	13,350
Creative Services group	4,630	4,226

Total segment adjusted OIBDA(a)	$12,304	17,576

Adjusted OIBDA as a percentage of Revenue
Content Services group	9.8%	10.8%
Creative Services group	11.4%	10.6%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $43,768,000 or 26.8% for the three months ended March 31, 2009, as compared to the corresponding prior year period. The Content Services group revenue decreased $44,743,000 or 36.3% for the three months ended March 31, 2009, compared to the prior year period, while the Creative Services group revenue increased by $975,000 or 2.5% for such periods.

The decrease in the Content Services group revenue for the three month period was mainly due to (i) a decrease of $34,011,000 in system integration services revenue due to a significant number of large projects in the United States and Europe in the prior year and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) a decrease of $2,223,000 from a decline in traditional media services in the United States including edit, duplication and lab, (iii) a decrease of $1,914,000 due to a decline in media services in the United Kingdom from broadcast media and commercial markets, (iv) a decrease of $1,309,000 for content origination and transport services due to expired contracts and a decline in occasional projects in the United States and (v) unfavorable changes in foreign currency exchange rates of $6,634,000. These decreases were partially offset by an increase of $1,037,000 due to higher digital services revenues due to an increase in volumes from existing customers.

The increase in Creative Services group revenue for the three month period was due to (i) an increase of approximately $6,200,000 from television post production services driven primarily by the impact of the Writers Guild strike in the prior year and timing of shows and (ii) an increase of $3,160,000 in feature film revenue driven by increased titles for digital intermediate services. These increases were partially offset by (i) a decrease of approximately $6,600,000 in commercial revenue driven by a weaker worldwide commercial production market in 2009 compared to the prior year, (iii) a decrease of $863,000 resulting from the shutdown of certain operations in Mexico and the United States and (iv) unfavorable changes in foreign currency exchange rates of $1,004,000.

For the three months ended March 31, 2009, $12,644,000 of the Content Services group revenue was generated by one customer, Motorola, Inc., under system integration services contracts. For the three months ended March 31, 2008, these Motorola contracts generated $30,794,000 of Content Services revenues. These contracts expire in July 2009 and we could only sustain this level of revenue in the future if we enter into other contracts of this same magnitude, for which there can be no assurance.

Cost of Services.  Cost of services decreased $38,014,000 or 31.1% for the three months ended March 31, 2009, as compared to the corresponding prior year period. A significant portion of the decrease for the three month period was due to Content Services resulting from lower volumes of system integration services, driving significant decreases in production material costs and, to a lesser extent, labor costs. In addition, we restructured the company at the end of 2008 which resulted in a reduction in labor and facility costs and reduced amounts paid for outside services in the first quarter of 2009, compared to the corresponding prior period. In addition, cost of services was impacted by favorable changes in currency exchange rates of $5,246,000 in the first quarter of 2009.

As a percent of revenue, cost of services was 70.7% and 75.0% for the three month periods ended March 31, 2009 and 2008, respectively. The percentage decrease is mainly a result of revenue mix as system integration projects, which incur higher production material costs, were significantly lower in 2009. The percentage decrease was also the result of the restructuring and cost mitigation measures that were enacted at the end of 2008 across both segments. Creative Services total cost of services decreased while revenue slightly increased, as labor and facility costs were driven lower due to these restructuring and cost mitigation measures.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended
	March 31,
	2009	2008
	Amounts in thousands

SG&A(a)	$28,766	29,394
Stock-based and long-term incentive compensation	677	(276)
Accretion expense on asset retirement obligations	46	65

Total SG&A	$29,489	29,183

(a)	SG&A includes corporate SG&A of $6,121,000 and $6,267,000 for the three months ended March 31, 2009 and 2008, respectively, which are not included in total segment adjusted OIBDA.

Our SG&A, excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations, decreased $628,000 or 2.1% for the three months ended March 31, 2009, compared to the corresponding prior year period. The decrease was mainly driven by lower labor, travel, entertainment and supply costs which declined due to the implementation of restructuring and cost mitigation measures in 2009. These decreases were partially offset by higher public company costs, higher bad debt expense and higher facility costs related to duplicative rent as a result of a Creative Services business unit relocating to a new facility. As a percent of revenue, our SG&A was 24.1% and 18.0% for the three months ended March 31, 2009 and 2008, respectively.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was an expense of $677,000 and a gain of $276,000 for the three months ended March 31, 2009 and 2008,

respectively, and is included in SG&A in our consolidated statements of operations. The 2009 expense was related to restricted stock and stock option awards granted to certain executives subsequent to the Ascent Media Spin Off. The 2008 gain relates to an adjustment to the amount recorded for the 2006 Long-Term Incentive Plan awards granted to certain executives in 2006.

Restructuring Charges.  During the three months ended March 31, 2009, we recorded restructuring charges of $398,000, related to severance costs in conjunction with ongoing restructuring and cost mitigation measures undertaken in the fourth quarter of 2008 across all of our businesses. During the three months ended March 31, 2008, we recorded restructuring charges of $1,107,000 related to severance and facility costs in conjunction with the closing of our Creative Services operations in Mexico.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2007	Additions	Deductions(a)	March 31, 2008

Severance	$1,357	639	(1,115)	881
Excess facility costs	1,622	468	(301)	1,789

March 31, 2008	$2,979	1,107	(1,416)	2,670

	December 31, 2008	Additions	Deductions(a)	March 31, 2009

Severance	$2,526	384	(1,141)	1,769	(b)
Excess facility costs	3,294	14	(539)	2,769	(c)

March 31, 2009	$5,820	398	(1,680)	4,538

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

Gain on Sale of Operating Assets, net.  During the three months ended March 31, 2009 and 2008, we recorded a loss on sale of operating assets of $154,000 and a gain on sale of $78,000, respectively. The 2009 amount relates to the write-off of certain property and equipment partially offset by a gain on the sale of a United Kingdom asset.

Depreciation and Amortization.  Depreciation and amortization expense decreased 5.1% to $14,482,000 for the three months ended March 31, 2009, compared to the corresponding prior year. The decrease is the result of a decrease in property and equipment as the amount of assets that were either sold or fully depreciated exceeded the depreciation on new assets that were placed into service during the first quarter of 2009. The sale of United Kingdom operating assets in the third quarter of 2008 also contributed to the decrease in property and equipment.

Income Taxes from Continuing Operations.  Our effective tax rate was a benefit of 30.6% and an expense of 95.2% for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2008, we had a pre-tax loss from continuing operations of $3,227,000, but incurred $3,072,000 of income tax expense mainly due to federal income tax expense and an agreement reached with the IRS which resulted in a reduction of certain net operating losses which had been previously utilized. During the first quarter of 2008, Liberty Media reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty Media in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty Media allocated to us at the time of the 2005 spin off. The reduction in our federal NOLs resulted in tax expense of $1,880,000 (35% of $5,370,000). We had no expectation that we would be able to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense.

Earnings from Discontinued Operations, Net of Income Taxes  We recorded earnings from discontinued operations, net of income taxes of $1,784,000 for the three months ended March 31, 2008. These amounts included the earnings of AccentHealth, Palm Bay and Visiontext, which were all sold in the third quarter of 2008.

Net Loss.  Our net loss increased from a loss of $4,515,000 for the three months ended March 31, 2008 to a loss of $6,448,000 for the three months ended March 31, 2009. The change in net loss for these periods is the result of the aforementioned changes in revenue, expenses and discontinued operations.

Adjusted OIBDA.  The following table provides a reconciliation of consolidated segment adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2009	2008
	Amounts in thousands

Total segment adjusted OIBDA	$12,304	17,576
Corporate selling, general and administrative expenses	(6,121)	(6,267)
Stock-based and long-term incentive compensation	(677)	276
Accretion expense on asset retirement obligations	(46)	(65)
Restructuring and other charges	(398)	(1,107)
Depreciation and amortization	(14,482)	(15,267)
Gain (loss) on sale of operating assets, net	(154)	78
Other income, net	285	1,549

Loss from continuing operations before income taxes	$(9,289)	(3,227)

Content Services group adjusted OIBDA as a percentage of revenue was 9.8% and 10.8% for the three months ended March 31, 2009 and 2008, respectively. Creative Services group adjusted OIBDA as a percentage of revenue was 11.4% and 10.6% for the three months ended March 31, 2009 and 2008, respectively. Due to the higher labor and material costs for the Content Services group, as well as higher facility costs, the adjusted OIBDA margin for the Content Services group is generally lower than such margin for the Creative Services group. However, in the first quarter of 2008, the Creative Services OIBDA margin was slightly lower due to the impact of the Writers Guild strike as certain fixed costs and staffing levels continued as revenue declined.

The primary cost components for the Content Services group are labor and materials, with these costs comprising about 68% of the segment revenue. The other cost components for the Content Services group are facility costs, production equipment and general and administrative expense. Content Services group adjusted OIBDA decreased $5,676,000 or 42.5% for the three months ended March 31, 2009, compared to the prior year period. This decrease was due to (i) a decrease of $4,857,000 from lower system integration revenues, (ii) $778,000 from lower revenues from media services including edit, duplication and lab and (iii) $938,000 of costs for development of new business initiatives and research and development. This decrease was partially offset by an increase of $806,000 due to higher digital services revenue.

The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing over 73% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses. Creative Services group adjusted OIBDA increased $404,000 or 9.6% for the three months ended March 31, 2009, compared to the prior period. This increase was due to (i) $2,311,000 primarily from higher television revenues as a result of the prior year Writers Guild strike and the timing of shows and (ii) $1,799,000 due to an increase in titles for digital intermediate services. This increase was partially offset by a decrease of $3,799,000 due to lower worldwide commercial revenues as a result of a weaker commercial production market in 2009. As a result of the above, the Creative Services group adjusted OIBDA margin was higher in the first quarter of 2009 compared to the first quarter of 2008.

Liquidity and Capital Resources

At March 31, 2009, we have $337,188,000 of cash and cash equivalents on a consolidated basis, a portion of which we may use to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly-rated short-term investments and a substantial portion of the balance is held in financial institutions that are participating in the United States government guarantee program.

Additionally, our other source of funds is AMG’s cash flows from operating activities. During the three months ended March 31, 2009 and 2008, our cash from operating activities was $3,482,000 and $1,846,000, respectively. The primary drivers of our cash flow from operating activities are adjusted OIBDA and changes in working capital. Fluctuations in our adjusted OIBDA are discussed in “Results of Operations” above. Changes in working capital are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue.

During the three months ended March 31, 2009 and 2008, we used cash of $7,107,000 and $6,532,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. During the three months ended March 31, 2008, we sold all of our outstanding marketable securities for cash of $23,545,000.

For the next twelve months, we expect to have sufficient available cash and cash equivalents and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

During the remaining nine months of 2009, we expect to spend approximately $18,000,000 to $22,000,000 for capital expenditures, which we expect will be funded with cash from operations and AMG’s working capital.

Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Risk

We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position, results of operations and cash flows.

Item 4T.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman and Chief Executive Officer

Date: May 14, 2009

By:	/s/ Jose A. Royo
Jose A. Royo
President and Chief Operating Officer

Date: May 14, 2009

By:	/s/ George C. Platisa
George C. Platisa
Executive Vice President and
Chief Financial Officer

Date: May 14, 2009

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.