Form 10-Q
period 2009-06-30
Ascent Media CORP
filed 2009-08-13
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of outstanding shares of Ascent Media Corporation’s common stock as of July 31, 2009 was:
Series A common stock 13,421,669 shares; and
Series B common stock 659,156 shares.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	Amounts in thousands
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$308,913	341,517
Trade receivables, net	103,184	114,154
Prepaid expenses	11,064	12,223
Deferred income tax assets, net	9,979	10,826
Income taxes receivable	19,707	9,122
Other current assets	2,134	2,776

Total current assets	454,981	490,618
Investments in marketable securities	32,173	—
Property and equipment, net	215,731	223,928
Deferred income tax assets, net	20,001	22,545
Other assets, net	13,157	8,213

Total assets	$736,043	745,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,285	22,633
Accrued payroll and related liabilities	22,940	22,258
Other accrued liabilities	27,471	31,172
Deferred revenue	13,793	15,139

Total current liabilities	85,489	91,202
Other liabilities	31,237	28,792

Total liabilities	116,726	119,994

Commitments and contingencies (note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,421,146 shares at June 30, 2009	134	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 659,679 shares at June 30, 2009	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,459,928	1,459,078
Accumulated deficit	(839,608)	(825,956)
Accumulated other comprehensive loss	(1,144)	(7,953)

Total stockholders’ equity	619,317	625,310

Total liabilities and stockholders’ equity	$736,043	745,304

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Amounts in thousands, except per share amounts
	(Unaudited)

Net revenue	$118,677	163,421	237,944	326,456

Operating expenses:
Cost of services	85,312	121,243	169,898	244,045
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 6)	28,017	28,999	57,392	57,634
Restructuring and other charges	1,088	156	1,486	1,263
Depreciation and amortization	14,984	15,415	29,466	30,682

	129,401	165,813	258,242	333,624

Operating loss	(10,724)	(2,392)	(20,298)	(7,168)
Other income, net	155	643	439	2,192

Loss from continuing operations before income taxes	(10,569)	(1,749)	(19,859)	(4,976)
Income tax benefit (expense) from continuing operations	3,365	(1,467)	6,207	(4,539)

Net loss from continuing operations	(7,204)	(3,216)	(13,652)	(9,515)
Discontinued operations (note 3):
Earnings from discontinued operations	—	3,416	—	6,379
Income tax expense	—	(1,743)	—	(2,922)

Earnings from discontinued operations, net of income tax	—	1,673	—	3,457

Net loss	(7,204)	(1,543)	(13,652)	(6,058)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	6,722	80	5,426	567
Unrealized holding gains arising during the period, net of income tax	1,317	—	1,317	—
Minimum pension liability adjustment	33	—	66	—

Other comprehensive earnings	8,072	80	6,809	567

Comprehensive earnings (loss)	$868	(1,463)	(6,843)	(5,491)

Basic earnings (loss) per share (note 7)
Continuing operations	$(0.51)	(0.23)	(0.97)	(0.68)
Discontinued operations	—	0.12	—	0.25

Net loss	$(0.51)	(0.11)	(0.97)	(0.43)

Diluted earnings (loss) per share (note 7)
Continuing operations	$(0.51)	(0.23)	(0.97)	(0.68)
Discontinued operations	—	0.12	—	0.25

Net loss	$(0.51)	(0.11)	(0.97)	(0.43)

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	Amounts in thousands
	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,652)	(6,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	—	(3,457)
Depreciation and amortization	29,466	30,682
Stock based compensation	1,262	—
Deferred income tax expense	2,500	98
Other non-cash activity, net	1,332	(221)
Changes in assets and liabilities:
Trade receivables	11,346	(32,195)
Prepaid expenses and other current assets	(8,484)	(357)
Payables and other liabilities	(6,061)	19,283
Operating activities from discontinued operations, net	—	8,018

Net cash provided by operating activities	17,709	15,793

Cash flows from investing activities:
Capital expenditures	(16,405)	(14,048)
Net (purchases) sales of marketable securities	(29,965)	23,545
Cash paid for acquisitions (note 4)	(2,702)	—
Cash proceeds from sale of operating assets	618	1,783
Equity investments	(971)	—
Investing activities from discontinued operations, net	—	(3,648)

Net cash provided by (used in) investing activities	(49,425)	7,632

Cash flows from financing activities:
Net cash transfers from Discovery Holding Company (“DHC”)	—	148
Payment of capital lease obligations	(888)	(340)

Net cash used in financing activities	(888)	(192)

Net increase (decrease) in cash and cash equivalents	(32,604)	23,233
Cash and cash equivalents at beginning of period	341,517	201,633

Cash and cash equivalents at end of period	$308,913	224,866

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

On September 17, 2008, Discovery Holding Company (“DHC”) completed the spin off of 100% of the capital stock of Ascent Media Corporation (“Ascent Media” or the “Company”) on a pro rata basis to the holders of DHC Series A and Series B common stock (the “Ascent Media Spin Off”). For periods prior to the Ascent Media Spin Off, the accompanying condensed consolidated financial statements of Ascent Media represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“AMG”), then a wholly-owned subsidiary of DHC, (2) Ascent Media CANS, LLC (“AccentHealth”), a wholly-owned subsidiary of DHC until its sale on September 4, 2008 and (3) cash and investment assets of DHC. For periods following the Ascent Media Spin Off, the accompanying condensed consolidated financial statements of Ascent Media represent Ascent Media and its consolidated subsidiaries. The Ascent Media Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based. Ascent Media has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued.

(2)	Investments in Marketable Securities

In the second quarter of 2009, Ascent Media purchased marketable securities consisting of diversified corporate bond funds for cash in the amount of $29,965,000. These investments have all been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. For the three and six months ended June 30, 2009, these investments had unrealized gains of $1,317,000 (net of income taxes of $891,000) which were recorded into accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive earnings (loss).

(3)	Discontinued Operations

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	Amounts in thousands

Revenue	$10,887	$21,695
Earnings before income taxes	$3,416	$6,379

(4)	Supplemental Cash Flow Information (amounts in thousands)

Six Months Ended
June 30, 2009

Cash paid for acquisitions:
Fair value of assets acquired	$6,683
Net liabilities assumed	(819)

Net assets acquired	5,864
Estimated fair value of contingent consideration for acquisitions	(3,162)

Cash paid for acquisitions	$2,702

(5)	Restructuring Charges

During the three and six months ended June 30, 2009, Ascent Media recorded restructuring charges of $1,088,000 and $1,486,000, respectively, related to severance and facility costs in conjunction with ongoing restructuring and cost mitigation measures undertaken across both of the reportable segments. During the three and six months ended June 30, 2008, the Company recorded restructuring charges of $156,000 and $1,263,000, respectively, related to severance and facility costs in conjunction with the closing of its Creative Services operations in Mexico.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2007	Additions	Deductions(a)	June 30, 2008

Severance	$1,357	639	(1,710)	286
Excess facility costs	1,622	624	(999)	1,247

Total	$2,979	1,263	(2,709)	1,533

	December 31, 2008	Additions	Deductions(a)	June 30, 2009

Severance	$2,526	1,472	(3,265)	733	(b)
Excess facility costs	3,294	14	(939)	2,369	(c)

Total	$5,820	1,486	(4,204)	3,102

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(6)	Stock-Based and Long-Term Incentive Compensation

During the first quarter of 2009, certain key employees were granted a total of 116,740 options to purchase Ascent Media Series A common stock for a weighted average exercise price of $25.30 per share. Such options vest quarterly over four years from the date of grant, terminate 10 years from the date of grant and had a weighted- average fair value at the date of grant of $12.30, as determined using the Black-Scholes Model. For the 2009 stock grants, the assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 50%, a risk-free interest rate of 1.51%, an expected life of 6.1 years and a dividend yield of zero.

(7)	Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic and diluted earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the number of Series A and Series B common shares outstanding for the period. The total weighted average shares outstanding for the Series A and Series B shares for the three and six months ended June 30, 2009 was 14,076,073 and 14,073,341 shares, respectively. Since the Company recorded a loss from continuing operations for the three and six months ended June 30, 2009, diluted EPS is computed the same as basic EPS. The number of shares outstanding used to compute EPS for the three and six months ended June 30, 2008 is 14,061,618 shares, which is the number of shares that were issued for the Ascent Media Spin Off.

(8)	Income Taxes

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

(9)	Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(10)	Fair Value Measurements

Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

Investments in marketable securities	$32,173	—	—	32,173
Other liabilities	—	—	(7,388)	(7,388)

Total	$32,173	—	(7,388)	24,785

The Level 3 liabilities relate to contingent consideration and other participating residual interests related to business acquisitions which were computed using discounted cash flow models which use estimated discount rates. There was no material adjustments to these Level 3 liabilities during the three months ended June 30, 2009.

Ascent Media’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)	Related Party Transactions

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery Communications, Inc. (“DCI”). Ascent Media, previously a wholly-owned subsidiary of DHC, and DCI’s predecessor, previously an equity investment of DHC, were related parties through the date of the Ascent Media Spin Off. DHC and that predecessor are now both wholly-owned subsidiaries of DCI. Revenue recorded by Ascent Media for these services for the three and six months ended June 30, 2008 was $10,044,000 and $19,355,000, respectively. Ascent Media continues to provide services to DCI subsequent to the Ascent Media Spin Off that are believed to be at arms-length rates.

(12)	Information About Reportable Segments

Ascent Media evaluates the performance of its reportable segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). Ascent Media defines adjusted OIBDA as revenue less cost of services and selling, general and administrative expenses (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations) determined in each case for the relevant operating segment only. Ascent Media believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of Ascent Media’s liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services			Consolidated
	Group	Group	Total	Other(1)	Total
	Amounts in thousands

Three months ended June 30, 2009
Revenue from external customers	$78,245	40,432	118,677	—	118,677
Adjusted OIBDA	$10,159	2,473	12,632	(6,590)	6,042
Capital expenditures	$4,265	3,269	7,534	1,764	9,298
Six months ended June 30, 2009
Revenue from external customers	$156,849	81,095	237,944	—	237,944
Adjusted OIBDA	$17,833	7,103	24,936	(12,711)	12,225
Capital expenditures	$9,138	4,993	14,131	2,274	16,405
Three months ended June 30, 2008
Revenue from external customers	$120,251	43,170	163,421	—	163,421
Adjusted OIBDA	$13,711	6,281	19,992	(6,500)	13,492
Capital expenditures	$4,603	1,694	6,297	1,220	7,517
Six months ended June 30, 2008
Revenue from external customers	$243,598	82,858	326,456	—	326,456
Adjusted OIBDA	$27,061	10,507	37,568	(12,767)	24,801
Capital expenditures	$8,639	3,118	11,757	2,291	14,048

(1)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in Other is corporate SG&A expenses and capital expenditures incurred at a corporate level.

The following table provides a reconciliation of consolidated segment adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Amounts in thousands

Total segment adjusted OIBDA	$12,632	19,992	24,936	37,568
Corporate selling, general and administrative expenses	(6,590)	(6,500)	(12,711)	(12,767)
Stock-based and long-term incentive compensation	(585)	8	(1,262)	284
Accretion expense on asset retirement obligations	(53)	(64)	(99)	(129)
Restructuring and other charges	(1,088)	(156)	(1,486)	(1,263)
Depreciation and amortization	(14,984)	(15,415)	(29,466)	(30,682)
Loss on sale of operating assets, net	(56)	(257)	(210)	(179)
Other income, net	155	643	439	2,192

Loss from continuing operations before income taxes	$(10,569)	(1,749)	(19,859)	(4,976)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Amounts in thousands		Amounts in thousands

Revenue
United States	$92,483	117,613	186,874	241,515
United Kingdom	20,542	39,625	39,758	72,667
Singapore	5,652	6,183	11,312	12,274

	$118,677	163,421	237,944	326,456

	June 30,	December 31,
	2009	2008
	Amounts in thousands

Property and equipment, net
United States	$160,091	165,008
United Kingdom	40,796	41,227
Singapore	14,844	17,693

	$215,731	223,928

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	lack of operating history as a stand-alone company;

•	general economic and business conditions and industry trends including the timing of, and spending on, motion picture, television and television advertising;

•	integration of acquired businesses;

•	the regulatory and competitive environment of the industries in which we and our customers operate;

•	retention of our largest customer accounts;

•	availability of third-party satellite and terrestrial connectivity services relied on by us to provide our services;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	rapid technological changes;

•	present and future financial conditions, including availability and terms of capital;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	competitor and overall market response to our products and services, including acceptance of the pricing of such products and services; and

•	risk of loss from earthquakes and other catastrophic events.

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2008. These risks, uncertainties and other factors and the forward-looking statements contained herein speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

In addition to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008, the following factors relating to our businesses, and the industries in which we operate, may have a material adverse effect on our businesses, prospects, financial condition, results of operations and/or cash flows, if adversely determined.

The recent worldwide credit crisis and resulting economic downturn may reduce the level of investment by independent motion picture producers, as well as spending by other producers of filmed entertainment and television commercials, which would have a material adverse effect on our revenue and profitability.  The recent worldwide financial crisis significantly reduced the availability of liquidity and credit to fund business and investment activity and resulted in a broad recession. Such economic conditions make it more difficult for motion picture producers and television programmers to maintain prior levels of production activity. The advertising industry is also highly dependent on economic conditions, and the continued recession may result in a significant decline in both the number of new television commercials created and amounts budgeted for production of new commercials. Independent producers, who generally require access to external capital to fund production of motion pictures and television pilots, have been particularly hard hit by the reduced availability of capital. Demand for AMG’s services is driven in large part by the volume of motion picture and television content being created and distributed. A substantial decrease in such production activities would have a material adverse effect on AMG’s business and financial results.

Runaway production and higher state taxes in California could adversely affect AMG’s business.  Over the past two decades, the U.S. entertainment industry, including the business of producing major motion pictures and primetime television programming, has experienced an increasing trend of “runaway production”, or the migration of production activities for economic reasons from the United States — and in particular from the traditional industry centers of Southern California and New York — to facilities and locations in foreign countries and other states. This trend is the result of both high operating and tax costs in the traditional entertainment industry hubs and the availability of economic subsidies and other film production incentives provided by such other jurisdictions. Although AMG has facilities in various locations in the United States, the United Kingdom and Singapore and serves customers throughout the world via a global fiber-based network that is integrated with AMG’s work flows, as well as services delivered over the Internet, a significant acceleration of the runaway production trend could adversely affect AMG’s business if film studios and production companies send post-production and other work to competitors in other geographic markets, whether to take advantage of subsidies and incentives offered in those jurisdictions or to use facilities geographically closer to the place of production. The runaway production trend may also result in an increase in competition for post-production and other entertainment and media services, as the growth of the entertainment industry in areas outside Southern California and New York may encourage the development of new service providers in such location. In addition, the adverse effects of the runaway production trend may be significantly exacerbated by recent changes to the California State tax regime, including a one percentage point increase in state sales and use tax rates and, effective January 1, 2011, changes to the manner of calculating California income for state corporate income tax purposes. Although the sales tax increase is scheduled to expire July 1, 2011, the combined effect of these changes may discourage content producers, owners and distributors from using California-based facilities for post-production and other media services, which could have a material adverse effect on AMG’s business and financial results.

We may not be able to earn a rate of return on cash investments that exceeds the rate of inflation.  We currently have a significant balance of cash and cash equivalents in excess of that required for working capital purposes. While we may use a portion of our excess capital to fund potential strategic acquisitions or investment opportunities, there can be no assurance that we will consummate any such transaction in the near-term. Currently, our cash balances are invested in highly liquid, highly-rated short-term investments. However, such short-term investments generally bear a low effective interest rate, and investments producing higher rates of return are likely to be more risky and may bear a substantial risk of loss of principal. Accordingly, there can be no assurance that the rate of return on our cash investments will exceed the rate of inflation. Additionally, although inflation has been relatively stable in the United States over the recent past, there is a risk that inflation will increase in the future, whether as a result of increased economic stimulus spending by the United States and other nations or other factors. Any sustained period of significantly higher inflation rates would have the affect of reducing the relative purchasing power of our cash and cash equivalents, which could have an adverse effect on our financial position or results of operations, and on our ability to execute our business strategy.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In June 2009, the members of the Screen Actors Guild (“SAG”) voted in favor of ratifying a new contract for theatrical motion picture and television performances that was reached between SAG and the Alliance of Motion Picture and Television Producers (“AMPTP”). The new agreement expires on June 30, 2011. The previous contract had expired on June 30, 2008 and SAG had continued to work under the terms of the expired contract until the new contract was ratified. In May 2009, the members of SAG and the American Federation of Television and Radio Artists (“AFTRA”) voted in favor of ratifying new contracts between SAG, AFTRA and the advertising industry for television, radio and internet/new media commercials. The new contracts expire on March 31, 2012. The previous contract had expired on March 31, 2009. Any future labor dispute could have an adverse effect on the television and/or motion picture production industries, including AMG’s business, and in the case of a severe or prolonged work stoppage, the adverse effect on AMG’s business, operations, results of operations and/or financial condition could be material.

In recent years, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused margin compression and lower operating income. AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include the continued successful development of end-to-end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements for integrated and file-based workflows.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“adjusted OIBDA”). We define segment adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) determined in each case for the relevant operating segment only. We believe this non-GAAP financial measure is an important indicator of the operational strength and performance of our businesses, including each business’s ability to fund its ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of our liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis.

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

The Content Services group’s revenue consists of fees relating to facilities and services necessary to optimize, archive, manage, reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. In addition, the Content Services group includes the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Content Services group includes AMG’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms. Additionally, the Content Services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. For the six months ended June 30, 2009, approximately 40% of the Content Services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 20% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Dollar amounts in thousands		Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$118,677	163,421	237,944	326,456
Loss from continuing operations before income taxes	$(10,569)	(1,749)	(19,859)	(4,976)
Net loss	$(7,204)	(1,543)	(13,652)	(6,058)
Segment Result of Operations
Revenue
Content Services group	$78,245	120,251	156,849	243,598
Creative Services group	$40,432	43,170	81,095	82,858
Adjusted OIBDA
Content Services group	$10,159	13,711	17,833	27,061
Creative Services group	2,473	6,281	7,103	10,507

Total segment adjusted OIBDA(a)	$12,632	19,992	24,936	37,568

Adjusted OIBDA as a percentage of Revenue
Content Services group	13.0%	11.4%	11.4%	11.1%
Creative Services group	6.1%	14.6%	8.8%	12.7%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $44,744,000 or 27.4% and $88,512,000 or 27.1% for the three months and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. The Content Services group revenue decreased $42,006,000 or 34.9% and $86,749,000 or 35.6% for the three months and six months ended June 30, 2009, respectively, compared to the prior year periods. The Creative Services group revenue decreased by $2,738,000 or 6.3% and $1,763,000 or 2.1% for such periods.

The decrease in the Content Services group revenue for the three month period was mainly due to (i) a decrease of $34,026,000 in system integration services revenue due to a significant number of large projects in the United States and the United Kingdom in the prior year and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) a decrease of $3,438,000 due to a decline in traditional media services in the United States and United Kingdom including duplication, audio and lab services and (iii) unfavorable changes in foreign currency exchange rates of $5,390,000. These decreases were partially offset by an increase of $2,860,000 due to higher digital services revenues due to an increase in volumes from existing customers. The decrease in the Content Services group revenue for the six month period was mainly due to (i) a decrease of $68,037,000 in system integration services revenue due to a significant number of large projects in the United States and the United Kingdom in the prior year and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) a decrease of $5,614,000 due to a decline in traditional media services in the United States and United Kingdom including lab, tape and audio services, (iii) a decrease of $1,122,000 for content distribution and transport services due to expired contracts and a decline of occasional projects in the United States and (iv) unfavorable changes in foreign currency exchange rates of $12,042,000. These decreases were partially offset by an increase of $3,897,000 due to higher digital services revenues due to an increase in volumes from existing customers.

The decrease in Creative Services group revenue for the three month period was due to (i) a decrease of $4,545,000 in commercial revenues driven by a weaker worldwide production market in 2009 compared to the prior year, (ii) a decrease of $2,896,000 from television and ancillary post production services as production slowed in the quarter compared to the prior year which had seen increased production due to the ending of the Writers Guild strike in March 2008, (iii) a decrease of $883,000 resulting from the shutdown of certain operations in Mexico and the United States and (iv) unfavorable changes in foreign currency exchange rates of $642,000. These decreases were partially offset by (i) an increase of $3,598,000 in editorial services in the United States, which included the Beast operations which were acquired in May 2009 and (ii) an increase of $3,228,000 in feature film revenue driven by increased titles for digital intermediate services. The decrease in Creative Services group revenue for the six month period was due to (i) a decrease of $9,331,000 in commercial revenues driven by a weaker worldwide production market for the first six months of 2009 compared to the prior year period, (ii) a decrease of $1,680,000 resulting from the shutdown of certain operations in Mexico and the United States and (iii) unfavorable changes in foreign currency exchange rates of $1,620,000. These decreases were partially offset by (i) an increase of $6,693,000 in feature film revenue driven by increased titles for digital intermediate services, (ii) an increase of $3,074,000 in editorial services in the United States, which included the Beast operations acquired in May 2009 and (iii) an increase of approximately $2,162,000 from television post production services, due primarily to the effect of the 2008 Writers Guild strike on the prior year’s results.

For the three months and six months ended June 30, 2009, $7,551,000 and $19,695,000, respectively, of the Content Services group revenue was generated by one customer, Motorola, Inc., under system integration services contracts. For the three months and six months ended June 30, 2008, these Motorola contracts generated $21,808,000 and $52,602,000, respectively, of Content Services revenues. Our system integration contracts have a limited duration. Following any termination or expiration of our contracts with Motorola we could only continue to sustain our current level of system integration revenue if we enter into other contracts of this same magnitude, for which there can be no assurance.

Cost of Services.  Cost of services decreased $35,931,000 or 29.6% and $74,147,000 or 30.4% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. The decrease for the three and six month periods was primarily due to Content Services resulting from lower S&TS volumes of system integration services, driving significant decreases in production material costs and, to a lesser extent, labor costs. Further, we restructured the company at the end of 2008 which resulted in an additional reduction in labor and facility costs for the three and six months ended June 30, 2009, compared to the corresponding prior periods. In addition, cost of services decreased as a result of favorable changes in foreign currency exchange rates of $4,098,000 and $9,338,000 for the three and six months ended June 30, 2009, respectively.

As a percent of revenue, cost of services was 71.9% and 74.2% for the three month periods ended June 30, 2009 and 2008, respectively. As a percent of revenue, cost of services was 71.4% and 74.8% for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in cost of services as a percent of revenue is mainly a result of revenue mix as system integration projects, which incur higher production material costs, were significantly lower in 2009. The percentage decrease was also the result of the restructuring and cost mitigation measures that were enacted across both segments.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Amounts in thousands		Amounts in thousands

SG&A(a)	$27,323	28,686	55,821	57,610
Stock-based and long-term incentive compensation	585	(8)	1,262	(284)
Accretion expense on asset retirement obligations (AROs)	53	64	99	129
Loss on sale of operating assets, net	56	257	210	179

Total SG&A	$28,017	28,999	57,392	57,634

(a)	SG&A includes corporate SG&A of $6,590,000 and $6,500,000 for the three months ended June 30, 2009 and 2008, respectively, and $12,711,000 and $12,767,000 for the six months ended June 30, 2009 and 2008, respectively, which are not included in total segment adjusted OIBDA.

Our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on AROs and loss on sale of operating assets, net, decreased $1,363,000 or 4.8% and $1,789,000 or 3.1% for the three and six months ended June 30, 2009, respectively, compared to the corresponding prior year periods. The decrease for the three and six months periods was mainly driven by lower labor, travel, entertainment and supplies costs which declined due to the implementation of restructuring and cost mitigation measures. These decreases were partially offset by higher professional fees and other public company costs, higher bad debt expense and higher facility costs related to duplicative rent as a result of a Creative Services business unit relocating to a new facility. In addition, SG&A was impacted by favorable changes in foreign currency exchange rates of $1,451,000 and $3,281,000 for the three and six months ended June 30, 2009, respectively. As a percent of revenue, our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on AROs and loss on sale of operating assets, net, was 23.0% and 17.6% for the three months ended June 30, 2009 and 2008, respectively, and 23.5% and 17.6% for the six months ended June 30, 2009 and 2008, respectively.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation is included in SG&A in our consolidated statements of operations. The 2009 expense for the three and six months ended June 30, 2009, was related to restricted stock and stock option awards granted to certain executives subsequent to the Ascent Media Spin Off. The 2008 gain for the three and six months ended June 30, 2008, relates to adjustments to the amount recorded for the 2006 Long-Term Incentive Plan awards granted to certain executives in 2006.

Loss on Sale of Operating Assets, net.  Loss on sale of operating assets, net, is included in SG&A in our consolidated statements of operations. The 2009 amounts relates to the write-off of certain property and equipment. The 2008 amounts relate to the loss on the sale of an equity investment partially offset by a gain on sale of United Kingdom assets.

Restructuring Charges.  During the three and six months ended June 30, 2009, we recorded restructuring charges of $1,088,000 and $1,486,000, respectively, related to severance costs in conjunction with ongoing restructuring and cost mitigation measures undertaken across all of our businesses. During the three and six months ended June 30, 2008, we recorded restructuring charges of $156,000 and $1,263,000 related to severance and facility costs in conjunction with the closing of our Creative Services operations in Mexico.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2007	Additions	Deductions(a)	June 30, 2008

Severance	$1,357	639	(1,710)	286
Excess facility costs	1,622	624	(999)	1,247

Total	$2,979	1,263	(2,709)	1,533

	December 31, 2008	Additions	Deductions(a)	June 30, 2009

Severance	$2,526	1,472	(3,265)	733	(b)
Excess facility costs	3,294	14	(939)	2,369	(c)

Total	$5,820	1,486	(4,204)	3,102

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

Depreciation and Amortization.  Depreciation and amortization expense decreased $431,000 or 2.8% and $1,216,000 or 4.0% for the three and six months ended June 30, 2009, respectively, compared to the corresponding prior year periods, due to the favorable impact of changes in foreign currency exchange rates of $1,093,000 and $2,364,000 for the three and six months ended June 30, 2009, respectively. Excluding such exchange rate effects, depreciation and amortization expense increased for both three and six month periods. This is due to the depreciation expense on property and plant from acquisitions that occurred at the end of 2008 and in 2009.

Income Taxes from Continuing Operations.  For the three months ended June 30, 2009, we had a pre-tax loss from continuing operations of $10,569,000 and an income tax benefit from continuing operations of $3,365,000, for an effective tax benefit rate of 31.8%. For the six months ended June 30, 2009, we had a pre-tax loss from continuing operations of $19,859,000 and an income tax benefit from continuing operations of $6,207,000, for an effective tax benefit rate of 31.3%. For the three months ended June 30, 2008, we had a pre-tax loss from continuing operations of $1,749,000, but incurred $1,467,000 of income tax expense from continuing operations. For the six months ended June 30, 2008, we had a pre-tax loss from continuing operations of $4,976,000, but incurred $4,539,000 of income tax expense from continuing operations. The income tax expense for the three and six month periods of 2008 was mainly due to federal income tax expense and an agreement reached with the IRS which resulted in a reduction of certain net operating losses which had been previously utilized. During the first quarter of 2008, Liberty Media reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty Media in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty Media allocated to us at the time of the 2005 spin off. The reduction in our federal NOLs resulted in tax expense of $1,880,000 (35% of $5,370,000). We had no expectation that we would be able to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense.

Earnings from Discontinued Operations, Net of Income Taxes  We recorded earnings from discontinued operations, net of income taxes of $1,673,000 and $3,457,000 for the three and six months ended June 30, 2008, respectively. These amounts included the earnings of AccentHealth, Palm Bay and Visiontext, which were all sold in the third quarter of 2008.

Adjusted OIBDA.  The following table provides a reconciliation of consolidated segment adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Amounts in thousands

Total segment adjusted OIBDA	$12,632	19,992	24,936	37,568
Corporate selling, general and administrative expenses	(6,590)	(6,500)	(12,711)	(12,767)
Stock-based and long-term incentive compensation	(585)	8	(1,262)	284
Accretion expense on asset retirement obligations	(53)	(64)	(99)	(129)
Restructuring and other charges	(1,088)	(156)	(1,486)	(1,263)
Depreciation and amortization	(14,984)	(15,415)	(29,466)	(30,682)
Loss on sale of operating assets, net	(56)	(257)	(210)	(179)
Other income, net	155	643	439	2,192

Loss from continuing operations before income taxes	$(10,569)	(1,749)	(19,859)	(4,976)

Content Services group adjusted OIBDA as a percentage of revenue was 13.0% and 11.4% for the three months ended June 30, 2009 and 2008, respectively, and 11.4% and 11.1% for the six months ended June 30, 2009 and 2008, respectively. Creative Services group adjusted OIBDA as a percentage of revenue was 6.1% and 14.6% for the three months ended June 30, 2009 and 2008, respectively, and 8.8% and 12.7% for the six months ended June 30, 2009 and 2008, respectively. The decrease in the adjusted OIBDA margin for the Creative Services group for the three and six months ended June 30, 2009, was due to higher labor as a percentage of revenue in television and ancillary post production as a result of revenue compression and a change in the mix of key services, higher equipment rental costs as shows moved from film to tape, duplicative rent as a result of a business unit relocating to a new facility and an increase in bad debt expense compared to the prior year.

The primary cost components for the Content Services group are labor and materials, with these costs comprising over 65% of the segment revenue. The other cost components for the Content Services group are facility costs, production equipment and general and administrative expense. Content Services group adjusted OIBDA decreased $3,552,000 or 25.9% for the three months ended June 30, 2009, compared to the prior year period. This decrease was due to (i) a decrease of $4,387,000 from lower system integration revenues, (ii) $603,000 from lower revenues from media services in the United Kingdom and United States including duplication, edit and lab, (iii) $367,000 of costs for development of new business initiatives and research and development and (iv) unfavorable changes in foreign currency exchange rates of $871,000. This decrease was partially offset by an increase of (i) $1,631,000 from higher worldwide content distribution revenues and (ii) $1,289,000 due to higher digital services revenue. Content Services group adjusted OIBDA decreased $9,228,000 or 34.1% for the six months ended June 30, 2009, compared to the prior year period. This decrease was due to (i) a decrease of $9,249,000 from lower system integration revenues, (ii) $711,000 from lower revenues from media services in the United States and United Kingdom including duplication, lab and syndication, (iii) $810,000 of costs for development of new business initiatives and research and development and (iv) unfavorable changes in foreign currency exchanges rates of $1,808,000. This decrease was partially offset by (i) an increase of $2,159,000 due to higher digital services revenue and (ii) $2,197,000 from higher content origination and transport service revenues in the United Kingdom.

The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing over 76% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses. Creative Services group adjusted OIBDA decreased $3,808,000 or 60.6% for the three months ended June 30, 2009, compared to the prior period. This decrease was due to (i) a decrease of $3,085,000 due to lower worldwide commercial revenues as a result of a weaker commercial production market in 2009 and (ii) $3,055,000 from lower television and ancillary post production revenues. This decrease was partially offset by an increase of $2,145,000 as a result of higher feature film revenue driven by increased titles for digital intermediate services. Creative Services group adjusted OIBDA decreased $3,404,000 or 32.4% for the six months ended June 30, 2009, compared to the prior period. This decrease was due to (i) $6,795,000 due to lower worldwide commercial revenues as a result of a weaker commercial production market in 2009 and (ii) $742,000 in television and ancillary post production services as weak production in 2009 more than offset the impact of the Writers Guild strike in 2008 This decrease was partially offset by an increase of $4,468,000 as a result of higher feature film revenue driven by increased titles for digital intermediate services. As a result of the above, the Creative Services group adjusted OIBDA margin was lower in both the three and six month periods ended June 30, 2009, compared to the prior periods.

Liquidity and Capital Resources

At June 30, 2009, we have $308,913,000 of cash and cash equivalents on a consolidated basis. In addition, we have investments in marketable securities of $32,173,000, which are readily convertible to cash. We may use a portion of these assets to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly-rated short-term investments and a substantial portion of the balance is held in financial institutions that are participating in the United States government guarantee program.

Additionally, our other source of funds is AMG’s cash flows from operating activities. During the six months ended June 30, 2009 and 2008, our cash from operating activities was $17,709,000 and $15,793,000, respectively. The primary driver of our cash flow from operating activities is adjusted OIBDA. Fluctuations in our adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is impacted by changes in working capital which are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue.

During the six months ended June 30, 2009 and 2008, we used cash of $16,405,000 and $14,048,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. During the second quarter of 2009, we purchased marketable securities consisting of diversified corporate bond funds for cash of $29,965,000 in order to improve our investment rate of return. During the six months ended June 30, 2008, we sold marketable securities for cash of $23,545,000.

For the next twelve months, we expect to have sufficient available cash and cash equivalents and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements. We may seek external equity or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that would be acceptable to us.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2009, we held our annual meeting of stockholders. At the annual meeting, three matters were considered and acted upon: (i) the election of Michael J. Pohl to serve as the Class I member of our board of directors until our 2012 annual meeting of stockholders or until his successor is elected, (ii) the approval of the material terms of the performance objectives under the Ascent Media Corporation 2008 Incentive Plan and (iii) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2009. All three proposals were voted on and approved by our stockholders. Broker non-votes had no effect on any of the proposals. The following is a summary of the votes for each proposal:

Proposal 1: Election of Michael J. Pohl as Director

	For	Withheld

Series A	6,516,509	5,626,059
Series B	6,512,580	28,920

Total	13,029,089	5,654,979

The foregoing nominee also served on the Company’s board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Philip J. Holthouse, Brian C. Mulligan, William R. Fitzgerald and Jose A. Royo. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.

Proposal 2: Approval of the Material Terms of the 2008 Incentive Plan

	For	Against	Abstentions	Broker Non-Votes

Series A	8,903,659	1,321,506	8,536	1,908,868
Series B	6,266,910	29,410	11,930	233,250

Total	15,170,569	1,350,916	20,466	2,142,118

Proposal 3: Ratification of KPMG LLP as Independent Auditors

	For	Against	Abstentions	Broker Non-Votes

Series A	12,056,620	76,105	9,843	0
Series B	6,537,020	0	4,480	0

Total	18,593,640	76,105	14,323	0

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Employment Agreement, dated as of April 13, 2009, between Ascent Media Corporation and Mr. John A. Orr*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman and Chief Executive Officer

Date: August 13, 2009

By:	/s/ Jose A. Royo
Jose A. Royo
President and Chief Operating Officer

Date: August 13, 2009

By:	/s/ George C. Platisa
George C. Platisa
Executive Vice President and
Chief Financial Officer

Date: August 13, 2009

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Employment Agreement, dated as of April 13, 2009, between Ascent Media Corporation and Mr. John A. Orr*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.