Form 10-Q
period 2009-09-30
Ascent Media CORP
filed 2009-11-13
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of outstanding shares of Ascent Media Corporation’s common stock as of October 31, 2009 was:

Series A common stock 13,427,479 shares; and
Series B common stock 659,156 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4T. Controls and Procedures
ASCENT MEDIA CORPORATION AND SUBSIDIARIES
PART II -- OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-31.3
EX-32

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
	Amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$295,960	341,517
Trade receivables, net	100,339	114,154
Prepaid expenses	10,475	12,223
Deferred income tax assets, net	10,595	10,826
Income taxes receivable	22,755	9,122
Other current assets	2,053	2,776

Total current assets	442,177	490,618
Investments in marketable securities (note 2)	41,476	—
Property and equipment, net	206,826	223,928
Deferred income tax assets, net	20,025	22,545
Other assets, net	13,230	8,213

Total assets	$723,734	745,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,883	22,633
Accrued payroll and related liabilities	19,653	22,258
Other accrued liabilities	23,997	31,172
Deferred revenue	13,331	15,139

Total current liabilities	77,864	91,202
Other liabilities	30,879	28,792

Total liabilities	108,743	119,994

Commitments and contingencies (note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,427,479 shares at September 30, 2009	134	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 659,156 shares at September 30, 2009	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,462,191	1,459,078
Accumulated deficit	(846,022)	(825,956)
Accumulated other comprehensive loss	(1,319)	(7,953)

Total stockholders’ equity	614,991	625,310

Total liabilities and stockholders’ equity	$723,734	745,304

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	Amounts in thousands, except per share amounts

Net revenue	$111,957	146,146	349,901	472,602

Operating expenses:
Cost of services	80,182	108,596	250,080	352,641
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 6)	25,418	32,755	82,600	90,209
Restructuring and other charges	1,160	1,436	2,646	2,699
Gain on sale of operating assets, net	(340)	(7,332)	(130)	(7,152)
Depreciation and amortization	15,384	15,103	44,850	45,785

	121,804	150,558	380,046	484,182

Operating loss	(9,847)	(4,412)	(30,145)	(11,580)
Other income:
Interest income	742	1,661	1,898	5,160
Other income (expense), net	(92)	1,274	(809)	(34)

	650	2,935	1,089	5,126

Loss from continuing operations before income taxes	(9,197)	(1,477)	(29,056)	(6,454)
Income tax benefit (expense) from continuing operations	2,783	27	8,990	(4,512)

Net loss from continuing operations	(6,414)	(1,450)	(20,066)	(10,966)
Discontinued operations (note 3):
Earnings from discontinued operations	—	70,857	—	77,236
Income tax expense	—	(30,079)	—	(33,001)

Earnings from discontinued operations, net of income tax	—	40,778	—	44,235

Net earnings (loss)	(6,414)	39,328	(20,066)	33,269

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(1,026)	(5,296)	4,400	(4,729)
Unrealized holding gains arising during the period, net of income tax	817	—	2,134	—
Minimum pension liability adjustment	34	98	100	98

Other comprehensive earnings (loss)	(175)	(5,198)	6,634	(4,631)

Comprehensive earnings (loss)	$(6,589)	34,130	(13,432)	28,638

Basic earnings (loss) per share (note 7)
Continuing operations	$(0.46)	(0.10)	(1.43)	(0.78)
Discontinued operations	—	2.90	—	3.15

Net earnings (loss)	$(0.46)	2.80	(1.43)	2.37

Diluted earnings (loss) per share (note 7)
Continuing operations	$(0.46)	(0.10)	(1.43)	(0.78)
Discontinued operations	—	2.90	—	3.14

Net earnings (loss)	$(0.46)	2.80	(1.43)	2.36

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	Amounts in thousands

Cash flows from operating activities:
Net earnings (loss)	$(20,066)	33,269
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	—	(44,235)
Depreciation and amortization	44,850	45,785
Stock based compensation	1,852	—
Deferred income tax expense	1,307	3,527
Gain on sale of operating assets	(130)	(7,152)
Other non-cash activity, net	549	61
Changes in assets and liabilities:
Trade receivables	14,191	(15,058)
Prepaid expenses and other current assets	(8,921)	(1,250)
Payables and other liabilities	(14,663)	19,956
Operating activities from discontinued operations, net	—	(6,597)

Net cash provided by operating activities	18,969	28,306

Cash flows from investing activities:
Capital expenditures	(22,491)	(28,931)
Purchases of marketable securities (note 2)	(43,274)	—
Proceeds from sales of marketable securities (note 2)	6,112	23,545
Cash paid for acquisitions (note 4)	(2,702)	—
Proceeds from sale of discontinued operations	—	127,833
Proceeds from sale of operating assets	959	11,398
Equity investments	(1,785)	—
Investing activities from discontinued operations, net	—	(5,455)

Net cash provided by (used in) investing activities	(63,181)	128,390

Cash flows from financing activities:
Net cash transfers from Discovery Holding Company (“DHC”)	—	(1,735)
Payment of capital lease obligations	(1,345)	(516)

Net cash used in financing activities	(1,345)	(2,251)

Net increase (decrease) in cash and cash equivalents	(45,557)	154,445
Cash and cash equivalents at beginning of period	341,517	201,633

Cash and cash equivalents at end of period	$295,960	356,078

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based. Ascent Media has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.

(2)	Investments in Marketable Securities

During 2009, Ascent Media purchased marketable securities consisting of diversified corporate bond funds and selected equity securities for cash. The following table presents the activity of these investments, which have all been classified as available-for-sale securities:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Amounts in thousands

Beginning Balance	$32,173	—
Purchases	13,309	43,274
Sales(1)	(5,376)	(5,376)
Unrealized gain	1,370	3,578

Ending Balance	$41,476	41,476

(1)	Proceeds from the sales totaled $6,112,000, which included a pre-tax gain of $736,000, for both the three and nine month periods ended September 30, 2009.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded into accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive earnings (loss):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Amounts in thousands

Accumulated other comprehensive income
Beginning Balance	$1,317	—
Unrealized gains, net of tax(1)	1,256	2,573
Gains recognized into earnings, net of tax(2)	(439)	(439)

Ending Balance	$2,134	2,134

(1)	Amounts are net of tax of $850,000 and $1,741,000 for the three and nine months ended September 30, 2009, respectively.

(2)	Amounts are net of tax of $297,000 for both the three and nine months ended September 30, 2009.

(3)	Discontinued Operations

In 2008, Ascent Media completed the sales of its interests in AccentHealth, Ascent Media Systems & Technology Services, LLC in Palm Bay, Florida (“Palm Bay”) and Visiontext Limited (“Visiontext”) which were treated as discontinued operations.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	Amounts in thousands

Revenue	$8,699	$30,394
Earnings before income taxes(1)	$70,857	$77,236

(1)	Includes a $63,929,000 gain on the sale of AccentHealth, a $3,370,000 gain on the sale of Palm Bay and a $1,777,000 gain on the sale of Visiontext.

(4)	Supplemental Cash Flow Information (amounts in thousands)

Nine Months Ended
September 30, 2009

Cash paid for acquisitions:
Fair value of assets acquired	$6,285
Net liabilities assumed	(421)

Net assets acquired	5,864
Estimated fair value of contingent consideration for acquisitions	(3,162)

Cash paid for acquisitions	$2,702

(5)	Restructuring Charges

During the three and nine months ended September 30, 2009, Ascent Media recorded restructuring charges of $1,160,000 and $2,646,000, respectively, related to severance and facility costs in conjunction with ongoing restructuring and cost mitigation measures undertaken across both of the reportable segments. During the three and nine months ended September 30, 2008, the Company recorded restructuring charges of $1,436,000 and

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

$2,699,000, respectively, related to severance and facility costs in conjunction with the closing of its Creative Services operations in Mexico.

The following table provides the activity and balances of the restructuring reserve (amounts in thousands).

	December 31, 2007	Additions	Deductions(a)	September 30, 2008

Severance	$1,357	1,979	(2,629)	707
Excess facility costs	1,622	720	(1,545)	797

Total	$2,979	2,699	(4,174)	1,504

	December 31, 2008	Additions	Deductions(a)	September 30, 2009

Severance	$2,526	2,632	(4,289)	869	(b)
Excess facility costs	3,294	14	(1,353)	1,955	(c)

Total	$5,820	2,646	(5,642)	2,824

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

(6)	Stock-Based and Long-Term Incentive Compensation

During the first quarter of 2009, certain key employees were granted a total of 116,740 options to purchase Ascent Media Series A common stock for a weighted average exercise price of $25.30 per share. Such options vest quarterly over four years from the date of grant, terminate 10 years from the date of grant and had a weighted-average fair value at the date of grant of $12.30, as determined using the Black-Scholes Model. For the 2009 stock grants, the assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 50%, a risk-free interest rate of 1.51%, an expected life of 6.1 years and a dividend yield of zero.

(7)	Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic and diluted earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the number of aggregate Series A and Series B common shares outstanding for the respective period. The total weighted average shares outstanding for the Series A and Series B shares for the three and nine months ended September 30, 2009 was 14,081,872 and 14,076,216 shares, respectively. The total weighted average shares outstanding for the Series A and Series B shares for the three and nine months ended September 30, 2008 was 14,058,831. Since the Company recorded a loss from continuing operations for the three and nine months ended September 30, 2009, diluted EPS is computed the same as basic EPS.

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

According to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

Investments in marketable securities	$41,476	—	—	41,476
Other liabilities	—	—	(7,557)	(7,557)

Total	$41,476	—	(7,557)	33,919

The Level 3 liabilities relate to contingent consideration and other participating residual interests related to business acquisitions which were computed using discounted cash flow models which use estimated discount rates. For the three and nine months ended September 30, 2009, a loss of $169,000 was recorded for the Level 3 liabilities into other income, net on the consolidated statements of operations and comprehensive earnings (loss).

Ascent Media’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)	Related Party Transactions

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery Communications, Inc. (“DCI”). Ascent Media, previously a wholly-owned subsidiary of DHC, and DCI’s predecessor, previously an equity investment of DHC, were related parties through the date of the Ascent Media Spin Off. DHC and that predecessor are now both wholly-owned subsidiaries of DCI. Revenue recorded by Ascent Media for these services through the date of the Ascent Media Spin Off for the three and nine months ended September 30, 2008 was $5,372,000 and $24,727,000, respectively. Ascent Media continues to provide services to DCI subsequent to the Ascent Media Spin Off that are believed to be at arms-length rates.

(12)	Information About Reportable Segments

Ascent Media evaluates the performance of its reportable segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (which is referred to as “adjusted OIBDA”). Ascent Media defines “adjusted OIBDA” as revenue less cost of services and selling, general and administrative expenses (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations) and defines “segment adjusted OIBDA” as adjusted OIBDA as determined in each case for the indicated operating segment or segments only. Ascent Media believes that segment adjusted OIBDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

to fund their ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted OIBDA excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA and segment adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of Ascent Media’s liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis. Adjusted OIBDA and segment adjusted OIBDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted OIBDA and segment adjusted OIBDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services			Consolidated
	Group	Group	Combined	Other(1)	Total
	Amounts in thousands

Three months ended September 30, 2009
Revenue from external customers	$70,340	41,617	111,957	—	111,957
Adjusted OIBDA	$8,309	5,005	13,314	(6,330)	6,984
Capital expenditures	$5,036	860	5,896	191	6,087
Nine months ended September 30, 2009
Revenue from external customers	$227,190	122,711	349,901	—	349,901
Adjusted OIBDA	$26,140	12,109	38,249	(19,042)	19,207
Capital expenditures	$14,173	5,853	20,026	2,465	22,491
Three months ended September 30, 2008
Revenue from external customers	$99,944	46,202	146,146	—	146,146
Adjusted OIBDA	$8,362	7,312	15,674	(7,221)	8,453
Capital expenditures	$8,807	4,572	13,379	1,504	14,883
Nine months ended September 30, 2008
Revenue from external customers	$343,537	129,065	472,602	—	472,602
Adjusted OIBDA	$35,416	17,820	53,236	(19,981)	33,255
Capital expenditures	$17,446	7,690	25,136	3,795	28,931

(1)	Amounts shown in Other provide a reconciliation of combined reportable segments to the Company’s consolidated total. Included in Other is corporate SG&A expenses and capital expenditures incurred at a corporate level.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the combined segment adjusted OIBDA for both the Content Services and Creative Services segments to loss from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Amounts in thousands

Combined segment adjusted OIBDA	$13,314	15,674	38,249	53,236
Corporate selling, general and administrative expenses	(6,330)	(7,221)	(19,042)	(19,981)
Stock-based and long-term incentive compensation	(573)	(3,597)	(1,834)	(3,313)
Accretion expense on asset retirement obligations	(54)	(61)	(152)	(190)
Restructuring and other charges	(1,160)	(1,436)	(2,646)	(2,699)
Depreciation and amortization	(15,384)	(15,103)	(44,850)	(45,785)
Gain on sale of operating assets, net	340	7,332	130	7,152
Other income, net	650	2,935	1,089	5,126

Loss from continuing operations before income taxes	$(9,197)	(1,477)	(29,056)	(6,454)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Amounts in thousands		Amounts in thousands

Revenue
United States	$83,875	110,098	270,748	351,613
United Kingdom	22,539	31,439	62,298	104,106
Singapore	5,543	4,609	16,855	16,883

	$111,957	146,146	349,901	472,602

	September 30,	December 31,
	2009	2008
	Amounts in thousands

Property and equipment, net
United States	$155,340	165,008
United Kingdom	36,925	41,227
Singapore	14,561	17,693

	$206,826	223,928

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	lack of operating history as a stand-alone company;

•	general economic and business conditions and industry trends including the timing of, and spending on, motion picture, television and television advertising;

•	integration of acquired businesses;

•	the regulatory and competitive environment of the industries in which we and our customers operate;

•	retention of our largest customer accounts;

•	availability of third-party satellite and terrestrial connectivity services relied on by us to provide our services;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	rapid technological changes;

•	present and future financial conditions, including availability and terms of capital;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from any regulatory proceedings;

•	competitor and overall market response to our products and services, including acceptance of the pricing of such products and services; and

•	risk of loss from earthquakes and other catastrophic events.

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

The recent worldwide credit crisis and resulting economic downturn may reduce the level of investment by independent motion picture producers, as well as spending by other producers of filmed entertainment and television commercials, which would have a material adverse effect on our revenue and profitability.  The recent worldwide financial crisis significantly reduced the availability of liquidity and credit to fund business and investment activity and resulted in a broad economic downturn. Such economic conditions make it more difficult for motion picture producers and television programmers to maintain prior levels of production activity. The advertising industry is also highly dependent on economic conditions, and a continued economic downturn may result in a significant decline in both the number of new television commercials created and amounts budgeted for production of new commercials. Independent producers, who generally require access to external capital to fund production of motion pictures and television pilots, have been particularly hard hit by the reduced availability of capital. Demand for AMG’s services is driven in large part by the volume of motion picture and television content being created and distributed. A substantial decrease in such production activities would have a material adverse effect on AMG’s business and financial results.

Runaway production and higher state taxes in California could adversely affect AMG’s business.  Over the past two decades, the U.S. entertainment industry, including the business of producing major motion pictures and primetime television programming, has experienced an increasing trend of “runaway production”, or the migration of production activities for economic reasons from the United States — and in particular from the traditional industry centers of Southern California and New York — to facilities and locations in foreign countries and other states. This trend is the result of both high operating and tax costs in the traditional entertainment industry hubs and the availability of economic subsidies and other film production incentives provided by such other jurisdictions. Although AMG has facilities in various locations in the United States, the United Kingdom and Singapore and serves customers throughout the world via a global fiber-based network that is integrated with AMG’s work flows, as well as services delivered over the Internet, a significant acceleration of the runaway production trend could adversely affect AMG’s business if film studios and production companies send post-production and other work to competitors in other geographic markets, whether to take advantage of subsidies and incentives offered in those jurisdictions or to use facilities geographically closer to the place of production. The runaway production trend may also result in an increase in competition for post-production and other entertainment and media services, as the growth of the entertainment industry in areas outside Southern California and New York may encourage the development of new service providers in such locations. In addition, the adverse effects of the runaway production trend may be significantly exacerbated by recent changes to the California State tax regime, including a one percentage point increase in state sales and use tax rates and, effective January 1, 2011, changes to the manner of calculating California income for state corporate income tax purposes. Although the sales tax increase is scheduled to expire July 1, 2011, the combined effect of these changes may discourage content producers, owners and distributors from using California-based facilities for post-production and other media services, which could have a material adverse effect on AMG’s business and financial results.

We may not be able to earn a rate of return on cash investments that exceeds the rate of inflation.  We currently have a significant balance of cash and cash equivalents in excess of that required for working capital purposes. While we may use a portion of our excess capital to fund potential strategic acquisitions or investment opportunities, there can be no assurance that we will consummate any such transaction in the near-term. Currently, our cash balances are invested in highly liquid, highly-rated short-term investments. However, such short-term investments generally bear a low effective interest rate, and investments producing higher rates of return are likely to be more risky and may bear a substantial risk of loss of principal. Accordingly, there can be no assurance that the rate of return on our cash investments will exceed the rate of inflation. Additionally, although inflation has been relatively stable in the United States over the recent past, there is a risk that inflation will increase in the future, whether as a result of increased economic stimulus spending by the United States and other nations or other factors. Any sustained period of significantly higher inflation rates would have the effect of reducing the relative purchasing power of our cash and cash equivalents, which could have an adverse effect on our financial position or results of operations, and on our ability to execute our business strategy.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a holding company and own 100% of our principal operating subsidiary, Ascent Media Group, LLC (“AMG”), as well as cash, cash equivalents and marketable securities. In September 2008, we sold our other wholly-owned operating subsidiary, Ascent Media CANS, LLC (“AccentHealth”).

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

In recent years, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused margin compression and lower operating income. AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include the continued successful development of end-to-end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements including their need for both integrated and file-based workflows.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (which we refer to as “adjusted OIBDA”). We define “adjusted OIBDA” as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) and define “segment adjusted OIBDA” as adjusted OIBDA as determined in each case for the indicated operating segment or segments only. We believe this non-GAAP financial measure is an important indicator of the operational strength and performance of our businesses, including each business’s ability to fund its ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted OIBDA excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA and segment adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of our liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis. Adjusted OIBDA and segment adjusted OIBDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted OIBDA and segment adjusted OIBDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

The Content Services group’s revenue consists of fees relating to facilities and services necessary to optimize, archive, manage, reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the internet. In addition, the Content Services group includes the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Content Services group includes AMG’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms. Additionally, the Content Services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. For the nine months ended September 30, 2009, approximately 41% of the Content Services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 18% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Dollar amounts in thousands		Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$111,957	146,146	349,901	472,602
Loss from continuing operations before income taxes	$(9,197)	(1,477)	(29,056)	(6,454)
Net income (loss)	$(6,414)	39,328	(20,066)	33,269

Segment Result of Operations
Revenue
Content Services group	$70,340	99,944	227,190	343,537
Creative Services group	$41,617	46,202	122,711	129,065
Segment Adjusted OIBDA
Content Services group	$8,309	8,362	26,140	35,416
Creative Services group	5,005	7,312	12,109	17,820

Combined segment adjusted OIBDA(a)	$13,314	15,674	38,249	53,236

Segment Adjusted OIBDA as a percentage of Revenue
Content Services group	11.8%	8.4%	11.5%	10.3%
Creative Services group	12.0%	15.8%	9.9%	13.8%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $34,189,000 or 23.4% and $122,701,000 or 26.0% for the three months and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. The Content Services group revenue decreased $29,604,000 or 29.6% and $116,347,000 or 33.9% for the three months and nine months ended September 30, 2009, respectively, compared to the prior year periods. The Creative Services group revenue decreased by $4,585,000 or 9.9% and $6,354,000 or 4.9% for such periods.

The decrease in the Content Services group revenue for the three month period was mainly due to (i) a decrease of $20,834,000 in system integration services revenue due to a significant number of large projects in the United States and the United Kingdom in the prior year and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) a decrease of $4,596,000 due to a decline in traditional media services in the United States and United Kingdom including tape, duplication, audio and lab services and (iii) unfavorable changes in foreign currency exchange rates of $3,094,000. These decreases were partially offset by an increase of $915,000 due to higher digital services revenues due to an increase in volumes from existing customers. The decrease in the Content Services group revenue for the nine month period was mainly due to (i) a decrease of $88,872,000 in system integration services revenue due to a significant number of large projects in the United States and the United Kingdom in the prior year and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) a decrease of $12,152,000 due to a decline in traditional media services in the United States and United Kingdom including tape, duplication, lab and audio services and (iii) unfavorable changes in foreign currency exchange rates of $15,161,000. These decreases were partially offset by an increase of (i) $4,782,000 due to higher digital services revenues due to an increase in volumes from existing customers and (ii) $2,326,000 due to higher content origination and transport services in the United Kingdom and Singapore.

The decrease in the Creative Services group revenue for the three month period was due to (i) a decrease of $5,159,000 in commercial revenues driven by a weaker worldwide production market in 2009 compared to the prior year, (ii) a decrease of $1,718,000 from television and ancillary post production services as production slowed in the quarter compared to the prior year which had seen increased production due to the ending of the Writers Guild strike in March 2008, (iii) a decrease of $940,000 resulting from the shutdown of certain operations in the United States and (iv) unfavorable changes in foreign currency exchange rates of $471,000. These decreases were partially offset by an increase of $4,295,000 in editorial services in the United States. The decrease in Creative Services group revenue for the nine month period was due to (i) a decrease of $14,451,000 in commercial revenues driven by a weaker worldwide production market for the first nine months of 2009 compared to the prior year period, (ii) a decrease of $3,483,000 resulting from the shutdown of certain operations in Mexico and the United States and (iii) unfavorable changes in foreign currency exchange rates of $2,130,000. These decreases were partially offset by (i) an increase of $7,369,000 in editorial services in the United States, (ii) an increase of $6,773,000 in feature film revenue driven by increased titles for digital intermediate services and (iii) an increase of $443,000 from television post production services.

For the three months and nine months ended September 30, 2009, $5,699,000 and $25,394,000, respectively, of the Content Services group revenue was generated by one customer, Motorola, Inc., under system integration services contracts. For the three months and nine months ended September 30, 2008, these Motorola contracts generated $12,576,000 and $65,178,000, respectively, of Content Services revenues. Our system integration contracts have a limited duration. Following any termination or expiration of our contracts with Motorola we could only continue to sustain our current level of system integration revenue if we enter into other contracts of this same magnitude, for which there can be no assurance.

Cost of Services.  Cost of services decreased $28,414,000 or 26.2% and $102,561,000 or 29.1% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. The decrease for the three and nine month periods was primarily due to Content Services resulting from lower volumes of system integration services, driving significant decreases in production material costs and, to a lesser extent, labor costs. Further, we restructured the company at the end of 2008, by among other things combining facilities and reducing the number of employees at certain locations, which resulted in an additional reduction in labor and facility costs for the three and nine months ended September 30, 2009, compared to the corresponding prior periods. We also had lower production equipment and outside services expenses due to our efforts to reduce costs. In addition, cost of services decreased as a result of favorable changes in foreign currency exchange rates of $2,346,000 and $11,653,000 for the three and nine months ended September 30, 2009, respectively.

As a percent of revenue, cost of services was 71.6% and 74.3% for the three month periods ended September 30, 2009 and 2008, respectively. As a percent of revenue, cost of services was 71.5% and 74.6% for the nine month periods ended September 30, 2009 and 2008, respectively. The decrease in cost of services as a percent of revenue is mainly a result of revenue mix as system integration projects, which incur higher production material costs, were significantly lower in 2009. The percentage decrease was also the result of the restructuring and cost mitigation measures that were enacted across both segments.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Amounts in thousands		Amounts in thousands

SG&A(a)	$24,791	29,097	80,614	86,706
Stock-based and long-term incentive compensation	573	3,597	1,834	3,313
Accretion expense on asset retirement obligations (AROs)	54	61	152	190

Total SG&A	$25,418	32,755	82,600	90,209

(a)	SG&A includes corporate SG&A of $6,330,000 and $7,221,000 for the three months ended September 30, 2009 and 2008, respectively, and $19,042,000 and $19,981,000 for the nine months ended September 30, 2009 and 2008, respectively, which are not included in combined segment adjusted OIBDA.

Our SG&A, excluding stock-based and long-term incentive compensation and accretion expense on AROs, decreased $4,306,000 or 14.8% and $6,092,000 or 7.0% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding prior year periods. The decrease for the three and nine months periods was mainly driven by lower labor, travel and entertainment costs which declined due to the implementation of restructuring and cost mitigation measures. These decreases were partially offset by higher professional fees and other public company costs and higher facility costs related to duplicative rent as a result of a Creative Services business unit relocating to a new facility. In addition, SG&A was impacted by favorable changes in foreign currency exchange rates of $714,000 and $3,901,000 for the three and nine months ended September 30, 2009, respectively. As a percent of revenue, our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on AROs and loss on sale of operating assets, net, was 22.1% and 19.9% for the three months ended September 30, 2009 and 2008, respectively, and 23.0% and 18.3% for the nine months ended September 30, 2009 and 2008, respectively.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation is included in SG&A in our consolidated statements of operations. The 2009 expense for the three and nine months ended September 30, 2009, was related to restricted stock and stock option awards granted to certain executives subsequent to the Ascent Media Spin Off. The 2008 expense for the three and nine months ended September 30, 2008, relates primarily to awards granted in 2006 under the 2006 Long-Term Incentive Plan (“2006 LTIP”). The 2006 LTIP was amended in connection with the sale of AccentHealth in September 2008 and, as a result of the amendment, a cash distribution was made to certain executives.

Gain on Sale of Operating Assets, net.  The 2009 amounts relates to the gain on sale of certain property and equipment. The 2008 amounts include a gain on sale of $7,780,000 for the sale of creative services group United Kingdom real estate for net cash proceeds of $9,564,000.

Restructuring Charges.  During the three and nine months ended September 30, 2009, we recorded restructuring charges of $1,160,000 and $2,646,000, respectively, related to severance costs in conjunction with ongoing restructuring and cost mitigation measures undertaken across all of our businesses. During the three and nine months ended September 30, 2008, we recorded restructuring charges of $1,436,000 and $2,699,000 related to severance and facility costs in conjunction with the closing of our Creative Services operations in Mexico.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2007	Additions	Deductions(a)	September 30, 2008

Severance	$1,357	1,979	(2,629)	707
Excess facility costs	1,622	720	(1,545)	797

Total	$2,979	2,699	(4,174)	1,504

	December 31, 2008	Additions	Deductions(a)	September 30, 2009

Severance	$2,526	2,632	(4,289)	869	(b)
Excess facility costs	3,294	14	(1,353)	1,955	(c)

Total	$5,820	2,646	(5,642)	2,824

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2009.

(c)	Substantially all of this amount is expected to be paid by 2012.

Depreciation and Amortization.  Depreciation and amortization expense increased $281,000 or 1.9% and decreased $935,000 or 2.0% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding prior year periods. These changes included the favorable impact of changes in foreign currency exchange rates of $621,000 and $3,003,000 for the three and nine months ended September 30, 2009, respectively. Excluding such exchange rate effects, depreciation and amortization expense increased for both three and nine month periods. This is due to the depreciation expense on property and plant from acquisitions that occurred at the end of 2008 and in 2009.

Income Taxes from Continuing Operations.  For the three months ended September 30, 2009, we had a pre-tax loss from continuing operations of $9,197,000 and an income tax benefit from continuing operations of $2,783,000, for an effective tax benefit rate of 30.3%. For the nine months ended September 30, 2009, we had a pre-tax loss from continuing operations of $29,056,000 and an income tax benefit from continuing operations of $8,990,000, for an effective tax benefit rate of 30.9%. For the three months ended September 30, 2008, we had a pre-tax loss from continuing operations of $1,477,000 and an income tax benefit from continuing operations of $27,000. For the nine months ended September 30, 2008, we had a pre-tax loss from continuing operations of $6,454,000, but incurred $4,512,000 of income tax expense from continuing operations. The income tax expense for the nine month period of 2008 was mainly due to federal income tax expense and an agreement reached with the IRS which resulted in a reduction of certain net operating losses which had been previously utilized. During the first quarter of 2008, Liberty Media reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty Media in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty Media allocated to us at the time of the 2005 spin off. The reduction in our federal NOLs resulted in tax expense of $1,880,000 (35% of $5,370,000). We had no expectation that we would be able to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense.

Earnings from Discontinued Operations, Net of Income Taxes We recorded earnings from discontinued operations, net of income taxes of $40,778,000 and $44,235,000 for the three and nine months ended September 30, 2008, respectively. These amounts included the gain on the sales of AccentHealth, Palm Bay and Visiontext, which were all sold in the third quarter of 2008.

Adjusted OIBDA.  The following table provides a reconciliation of the combined segment adjusted OIBDA for both the Content Services and Creative Services segments to loss from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Amounts in thousands

Combined segment adjusted OIBDA	$13,314	15,674	38,249	53,236
Corporate selling, general and administrative expenses	(6,330)	(7,221)	(19,042)	(19,981)
Stock-based and long-term incentive compensation	(573)	(3,597)	(1,834)	(3,313)
Accretion expense on asset retirement obligations	(54)	(61)	(152)	(190)
Restructuring and other charges	(1,160)	(1,436)	(2,646)	(2,699)
Depreciation and amortization	(15,384)	(15,103)	(44,850)	(45,785)
Gain on sale of operating assets, net	340	7,332	130	7,152
Other income, net	650	2,935	1,089	5,126

Loss from continuing operations before income taxes	$(9,197)	(1,477)	(29,056)	(6,454)

Content Services group segment adjusted OIBDA as a percentage of its revenue was 11.8% and 8.4% for the three months ended September 30, 2009 and 2008, respectively, and 11.5% and 10.3% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the Content Services group segment adjusted OIBDA margin for the three and nine months ended September 30, 2009, was due to lower labor, travel and entertainment costs as a result of our 2009 cost mitigation measures and a $1.7 million loss that was recorded in 2008 on a system integration contract.

Creative Services group segment adjusted OIBDA as a percentage of its revenue was 12.0% and 15.8% for the three months ended September 30, 2009 and 2008, respectively, and 9.9% and 13.8% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the segment adjusted OIBDA margin for the Creative Services group for the three and nine months ended September 30, 2009, was due to higher labor as a percentage of revenue in television and ancillary post production as a result of revenue compression and a change in the mix of key services, higher material and equipment rental costs and duplicative rent as a result of a business unit relocating to a new facility.

The primary cost components for the Content Services group are labor and materials, with these costs comprising over 64% of the segment revenue. The other cost components for the Content Services group are facility costs, production equipment and general and administrative expense. Content Services group segment adjusted OIBDA decreased $53,000 or less than 1% for the three months ended September 30, 2009, compared to the prior year period. This decrease was due to a decrease of $913,000 from lower system integration revenues and unfavorable changes in foreign currency exchange rates of $595,000 which were almost entirely offset by an increase of $1,505,000 from content distribution and transport services mainly in Singapore and the United Kingdom. Content Services group segment adjusted OIBDA decreased $9,276,000 or 26.2% for the nine months ended September 30, 2009, compared to the prior year period. This decrease was due to (i) a decrease of $10,155,000 from lower system integration revenues, (ii) $1,201,000 from lower revenues due to businesses that were sold in the United Kingdom in 2008, (iii) $859,000 of costs for development of new business initiatives and research and development and (iv) unfavorable changes in foreign currency exchanges rates of $2,512,000. This decrease was partially offset by (i) $4,312,000 from higher content origination and transport service revenues in the United Kingdom and Singapore and (ii) $2,813,000 due to higher digital services revenue.

The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing over 74% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses. Creative Services group segment adjusted OIBDA decreased $2,307,000 or 31.6% for the three months ended September 30, 2009, compared to the prior period. This decrease was due to (i) a decrease of $2,500,000 due to lower worldwide commercial revenues as a result of a weaker commercial production market in 2009 and (ii) $1,544,000 from lower television and ancillary post production revenues. This decrease was partially offset by an increase of $1,019,000 as a result of higher feature film revenue driven by increased titles for digital intermediate services. Creative Services group segment adjusted OIBDA decreased $5,711,000 or 32.0% for the nine months ended September 30, 2009, compared to the prior period. This decrease was due to (i) $8,846,000 due to lower worldwide commercial revenues as a result of a weaker commercial production market in 2009 and (ii) $2,286,000 in television and ancillary post production services as weak production in 2009 more than offset the impact of the Writers Guild strike in 2008 This decrease was partially offset by an increase of $4,311,000 as a result of higher feature film revenue driven by increased titles for digital intermediate services. As a result of the above, the Creative Services group segment adjusted OIBDA margin was lower in both the three and nine month periods ended September 30, 2009, compared to the prior periods.

Liquidity and Capital Resources

At September 30, 2009, we have $295,960,000 of cash and cash equivalents on a consolidated basis. In addition, we have investments in marketable securities of $41,476,000, which are generally liquid and available for sale. We may use a portion of these assets to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly-rated short-term investments.

Additionally, our other source of funds is AMG’s cash flows from operating activities. During the nine months ended September 30, 2009 and 2008, our cash from operating activities was $18,969,000 and $28,306,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted OIBDA. Fluctuations in our segment adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is impacted by changes in working capital, which are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue, as well as corporate SG&A expenses which are not included in segment adjusted OIBDA.

During the nine months ended September 30, 2009 and 2008, we used cash of $22,491,000 and $28,931,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. During the nine months ended September 30, 2009, we purchased marketable securities consisting of diversified corporate bond funds for cash of $43,274,000 in order to improve our investment rate of return. We sold a portion of these securities for cash proceeds of $6,112,000. During the nine months ended September 30, 2008, we sold marketable securities for cash of $23,545,000.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of additional risk factors not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 1 to Rights Agreement by and between Ascent Media Corporation and Computershare Trust Company, N.A (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 17, 2009 (File No. 001-34176)).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman and Chief Executive Officer

Date: November 13, 2009

By:	/s/ Jose A. Royo
Jose A. Royo
President and Chief Operating Officer

Date: November 13, 2009

By:	/s/ George C. Platisa
George C. Platisa
Executive Vice President andChief Financial Officer

Date: November 13, 2009

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 1 to Rights Agreement by and between Ascent Media Corporation and Computershare Trust Company, N.A (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 17, 2009 (File No. 001-34176)).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.