Form 10-K
period 2009-12-31
Ascent Media CORP
filed 2010-03-12
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of Ascent Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2009, was approximately $354 million.

The number of shares outstanding of Ascent Media Corporation’s common stock as of February 26, 2010 was: Series A common stock 13,448,657 shares; and Series B common stock 734,127 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT MEDIA CORPORATION
2009 ANNUAL REPORT ON FORM 10-K

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

Our principal assets are our wholly-owned operating subsidiary Ascent Media Group, LLC (“AMG”) and cash, cash equivalents and investments in marketable securities. At December 31, 2009, we had cash, cash equivalents and marketable securities, on a consolidated basis, of $349,111,000. This amount consisted of cash and cash equivalents of $292,914,000 (which included AMG’s cash on hand) and $56,197,000 of investments in marketable securities.

AMG is primarily engaged in the business of providing content and creative services to the media and entertainment industries in the United States, the United Kingdom and Singapore. Through its Content Services and Creative Services groups, AMG provides solutions for the creation, management and distribution of content to major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports and advertising content. AMG also provides solutions for the management and distribution of content to multichannel video programming distributors such as cable operators and Internet protocol television (“IPTV”) providers. Services are marketed to target industry segments through AMG’s internal sales force and may be sold on a bundled or individual basis.

Recent Developments

On December 21, 2009, AMG entered into a letter of intent to sell the assets and operations of its Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The sale closed in February 2010 for net cash proceeds of approximately $35 million. AMG expects to recognize a pre-tax gain of approximately $26 million from the sale, subject to customary post-closing adjustments. For further information regarding this transaction, see the MD&A section of this Annual Report. The Chiswick Park assets and liabilities have been classified as held for sale and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development of new business lines and business strategies;

•	integration of acquired businesses;

•	retention of our largest customer accounts;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and internet protocol-based television and their impact on television advertising revenue;

•	availability of third-party satellite and terrestrial connectivity services relied on by us to provide our services;

•	rapid technological changes;

•	present and future financial performance, including availability and terms of capital;

•	fluctuations in foreign currency exchange rates;

•	political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, or FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor and overall market response to our products and services including acceptance of the pricing of such products and services;

•	threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world; and

•	risk of loss from earthquakes and other catastrophic events.

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

(b)	Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes.

Based on the foregoing criteria, our two reportable segments are our Content Services group and our Creative Services group, which are also operating segments of AMG. Financial information related to our reportable segments can be found in note 17 to our consolidated financial statements found in Part II of this Annual Report.

(c)	Narrative Description of Business

Through our wholly-owned subsidiary AMG, we are primarily engaged in the business of providing services to the media and entertainment industries in the United States, the United Kingdom and Singapore.

AMG provides a wide variety of creative services and content management and delivery services to the media and entertainment industries in the United States, the United Kingdom and Singapore. AMG provides solutions for the creation, management and distribution of content to major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports and advertising content. AMG also provides solutions for the management and distribution of content to multichannel video programming distributors such as cable operators and IPTV providers. Services are marketed to target industry segments through AMG’s internal sales force and may be sold on a bundled or individual basis.

AMG is organized into two operating groups: businesses that provide content management and delivery services and businesses that provide creative services. The content services businesses provide fully integrated content delivery solutions and services to its customers. The creative services businesses focus on providing post-production services to the advertising, television and movie industries.

Content Services

AMG’s Content Services group provides the services to archive, optimize, transform, and repurpose completed media assets for global distribution via satellite, fiber, the Internet and freight, as well as the post-production facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. AMG’s Content Services group operates from facilities located in California, Connecticut, Minnesota, New York, New Jersey, Virginia, the United Kingdom and Singapore. As used in the media services industry, the term “element” refers to a unit of created content of any length, such as a feature film, television episode, commercial spot, movie trailer, promotional clip or other unique product, such as a foreign language version or alternate format of any of the foregoing.

Key services provided by AMG’s Content Services group include the following:

Network origination, playout and master control.  AMG provides outsourced network origination services to cable, satellite and pay-per-view programming networks. This suite of services involves the digitization and management of client-provided media assets (programs, advertisements, promotions and secondary events) and their aggregation into a continuous linear playout stream in accordance with the programming schedule. Currently, more than one hundred programming feeds — running 24 hours a day, seven days a week — are supported by AMG’s facilities in the United States, London and Singapore. Network origination services are provided from large-scale technical platforms with integrated asset management, hierarchical storage management (a data storage technique which automatically moves data between high-cost and low-cost storage media), and broadcast automation capabilities. These platforms, which are designed, built, owned and operated by AMG, require AMG to incorporate and integrate hardware and software from multiple third-party suppliers into a coordinated service solution. Associated services include cut-to-clock and compliance editing, tape library management, ingest & quality control, format conversion, and tape duplication. For multi-language television services, AMG facilitates the collection, aggregation, and playout of language-specific materials, including subtitles and foreign language dubs. On-air graphics and other secondary events are also integrated with the content. In conjunction with network origination services, AMG operates television production studios and provides complete post-production services for on-air promotions for some clients.

Transport and connectivity.  AMG operates satellite earth station facilities in Singapore, California, New York, New Jersey, Minnesota and Connecticut. AMG’s facilities are staffed 24 hours a day and are used for uplink, downlink and turnaround services. AMG accesses various distribution points, including basic and premium cable, broadcast syndication, direct-to-home and DBS markets and resells transponder capacity for both occasional and full-time use. AMG’s “teleports” are high-bandwidth communications gateways with video switches and facilities for satellite, optical fiber and microwave transmission. AMG’s facilities offer satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. AMG operates a global fiber network to carry real-time video and data services between its various locations in the US, London, and Singapore. This network is used to provide full-time program feeds and ad hoc services to clients and to transport files and real-time signals between AMG locations. AMG also operates industry-standard encryption and compression systems as needed for customer satellite transmission. AMG’s transport and connectivity services may be directly associated with network origination services or may be provided on a stand-alone basis.

Digital media management services.  AMG provides services that enable content owners to digitize content once, then store, manage, re-purpose and distribute such content globally in multiple formats and languages to numerous providers. These file-based services help AMG’s clients exploit existing and emerging global revenue streams, including broadband, mobile and other digital outlets and devices, reducing customer time-to-market while providing increased security and flexibility. Such services can be implemented as a fully outsourced platform or as individually managed services.

Assembly, formatting and master creation and duplication.  AMG implements clients’ creative decisions, including decisions regarding the integration of sound and visual effects, in order to assemble source material into its final form. In addition, AMG uses sophisticated computer graphics equipment to generate titles and character imagery and to format certain entertainment media content to meet specific production and distribution requirements, including time compression and commercial breaks. Finally, AMG creates and delivers multiple master copies of the applicable final product for distribution, broadcast, archival and other purposes designated by the customer.

Transferring film to video or digital media masters.  A considerable amount of film content is ultimately distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to a video or digital file format. Each frame must be color corrected and adapted to the desired aspect ratio in order to meet required distribution specifications and to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as high definition digital television, the domestic introduction of television sets with a 16 X 9 aspect ratio and the implementation of alternate viewing platforms (such as mobile phones and other handheld devices), have contributed to the growth of AMG’s film transfer business. AMG also digitally removes dirt and scratches from a damaged film master that is transferred to a digital file format.

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

Advertising distribution.  Once a television commercial has been completed, AMG provides support services to manufacture and deliver commercials to specific television broadcasters or radio stations — including format conversion, video and audio duplication, distribution, and storage and asset management — for advertising agencies, corporate advertisers and other content owners. AMG uses satellite, fiber-optic, the Internet, terrestrial broadband, and conventional air freight for the delivery of television and radio spots to broadcasters and radio stations. AMG’s commercial television distribution facilities in Los Angeles, New York and San Francisco enable AMG to service any regional or national client.

Syndicated television distribution.  AMG’s syndication services provide AMOL-encoding and closed-captioned sub-mastering, commercial integration, library distribution, station list management and v-chip encoding. AMG distributes syndicated television content by satellite, fiber, the Internet or freight, in formats ranging from low-resolution proxy streams to full-bandwidth high-definition television and streaming media.

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

DVD compression and authoring and menu design.  AMG provides a full range of DVD authoring services, including creative menu design, special feature design and programming, interactive features, compression, encoding, multi channel audio mixing, and quality control. AMG supports DVD creation in traditional DVD formats as well as the BluRay format. AMG also prepares and optimizes content for evolving formats of digital distribution, such as video-on-demand and interactive television.

Storage of elements and working masters.  AMG’s physical archives are designed to store working master videotapes and film elements in a highly controlled environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Physical elements stored in AMG’s archive are uniquely bar-coded and maintained in a library management system, which offers rapid access to elements, concise reporting of element status and element tracking throughout its workflow through AMG’s operations. AMG also provides file-based digital archive services, as discussed under the heading Digital media management services above.

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

The Content Services group has entered into long-term contracts mainly for its network origination and transport services and its systems integration services with many of its largest customers, including its largest customer, Motorola, Inc. At February 26, 2010, service commitments that are deemed to be under long-term contracts totaled $196 million, with approximately $76 million of this amount expected to be earned in fiscal year 2010. The total includes a long-term contract of approximately $40 million that was finalized subsequent to year end. At December 31, 2008, service commitments under these types of contracts were $273 million.

Creative Services

AMG’s Creative Services group provides various technical and creative services necessary to complete principal photography into final products, such as television commercials, internet and new media advertising, feature films, movie trailers, documentaries, independent films, scripted and reality television, TV movies and mini-series, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services.

AMG markets its creative services under various brand names that are generally well known in the entertainment and advertising industries, including Beast, Company 3, Encore Hollywood, Level 3 Post, Method, RIOT Atlanta and Rushes.

The creative services client base comprises advertising agencies, creative editorial companies, commercial production companies, major motion picture studios and their international divisions, independent television production companies, broadcast networks, cable programming networks, corporate media producers, independent owners of television and film libraries and emerging new media distribution channels. The principal facilities of the Creative Services group are in Los Angeles, the New York metropolitan area and London, with additional facilities in Atlanta, Austin, Chicago, Detroit and San Francisco.

Key services provided by AMG’s Creative Services group include the following:

Creative editorial.  After principal photography of advertising content has been completed, AMG’s editors assemble various elements into a cohesive story consistent with the messaging, branding and creative direction of AMG’s advertising clients. AMG provides the tools and talent required through all stages of the “finishing” process necessary for creation and distribution of completed advertising content.

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

Dailies.  Clients that are in production require daily screening of their previous day’s footage captured on film, video or data in order to evaluate technical and aesthetic qualities of the production and to facilitate the creative editorial process. AMG provides the services necessary for clients to view principal photography on a daily basis (known as “dailies” in the United States and “rushes” in Europe), including film processing and the transfer of film negatives to video or digital data. Dailies may be delivered to customers in a variety of videotape or file based formats. AMG also provides dailies viewing environments at client locations and in editorial cutting rooms for their clients’ productions.

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

The development of new business opportunities for existing content libraries.  The vast libraries of the major film and television studios are an ongoing source of programming for traditional and new channels of media distribution. For exploitation in a digital environment, these libraries must be re-mastered, augmented, restored, re-colored, converted and/or reformatted. In addition, current and developing digital media formats have contributed to the lack of uniformity in worldwide motion picture and television format, distribution and presentation standards, thus creating the need for the creation of new master elements in unique formats.

Continued proliferation of new distribution channels.  Advances in technology and the creation and market acceptance of such content distribution channels as video-on-demand, mobile video over cell phones, and Internet distribution, as well as the transition to digital television, facilitating the deployment of high-definition and/or multiple standard definition broadcast feeds, require new technical and operational infrastructure to create, manage and distribute content. The industry requires technical facilities and operational management that facilitates the creation, management, formatting and delivery of that content to the applicable markets and viewing audiences. At the same time, such changes have provided content owners the opportunity to create multiple distribution outlets and revenue streams from the same programming.

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

Strategy

We are actively seeking opportunities to leverage our strong capital position through strategic acquisitions in the technology, media, telecommunications and other industries. In evaluating potential acquisition candidates we will consider various factors, including among other things:

•	financial characteristics, including recurring revenue streams and free cash flow;

•	growth potential;

•	potential return on investment incorporating appropriate financial leverage, including the target’s existing indebtedness and opportunities to restructure any existing target indebtedness; and

We will consider acquisitions for cash, leveraged acquisitions, and potentially acquisitions for Ascent Media stock. In addition to acquisitions, we will consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that we believe provide either a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

In addition, AMG’s goal is to be the world’s leading supplier of integrated digital media services by offering superior creative and technological solutions to the media and entertainment industry — creating, managing and distributing rich media content across all distribution channels on a global basis. We believe we can optimize our position in the market by pursuing the following strategies:

Provide an integrated suite of end-to-end media services.  The entertainment services industry has historically been fragmented, with numerous providers offering discrete, geographically-limited, non-integrated services. We provide a broad range of services from the creation and management of media content to the distribution of content via multiple transmission paths on a global basis. We believe our range of service offerings and in-depth knowledge of media workflows provide us with a strategic advantage over less-diversified service providers in developing deep, long-term relationships with creators, owners and distributors of creative content. In addition, we believe that the reputations of our highly-respected creative boutiques, which operate under our own well-known brand names, help distinguish us from commodity suppliers.

Grow digital media management business.  We seek to increase business with major media and entertainment clients by creating, storing, managing, repurposing and distributing their digital media content through traditional channels as well as emerging new media outlets on a global basis. In addition, we intend to further extend our digital management capabilities by providing customers with transactional services for media and entertainment content, including services for online publishing and online syndication. We believe that the technical complexity and scale issues associated with providing these services will make outsourcing of activities more attractive to our client base, creating opportunities for increased market share. The geographical reach of our proprietary digital media management system includes Los Angeles, the New York metropolitan area, Singapore and the United Kingdom.

Invest in core business operations.  We intend to continue to increase our capabilities through internal investments to improve the capacity, utilization and throughput of our existing facilities. We will also consider opportunities that may arise to add scale or service offerings, or to increase market share. We will also continue to seek opportunities to divest non-core assets, when appropriate.

Seek opportunities to offer new services within core competencies.  We intend to expand our market share by applying our core capabilities to develop new value-added service offerings and participating in emerging high revenue-generating services such as re-versioning content for distribution to new platforms. We will endeavor to develop service offerings that meet the unique needs of our customers. In 2009, we completed initial development of an online business to business marketplace that gives content owners and rights holders a platform to license for distribution and sell film, television, short film and other video content to web publishers, cable outlets, television networks and stations world-wide. Now that initial development is complete, we expect activity in the marketplace to commence. Also in 2009, we formed a partnership with third parties to provide a solution for delivering high definition and standard definition syndicated programming to television broadcast stations in the United States.

Enter into alliances and accelerate services development.  We will seek to enter into strategic alliances with third parties in order to extend our customer reach and innovate for new services. By combining our media and entertainment services capabilities with third parties who have expertise in software development or IT services, we believe we can create differentiated and innovative services and solutions.

For a description of the risks associated with the foregoing strategies, and with Ascent Media’s business in general, see “Risk Factors” section beginning on page 12.

Seasonality

For AMG’s Creative Services group, demand has historically been seasonal. For its motion picture services, demand has historically been higher in the second and fourth quarter while the demand for television program services has been higher in the first and fourth quarter. However, as a result of economic conditions in the United States, shifting patterns of television cycles and the 2008 Writers’ Guild of America strike, there has been increased volatility in the volume of production of feature films and television program services over the past two years. The businesses that comprise AMG’s Content Services group provide services on long-term projects where the demand has historically not been subject to significant seasonal fluctuations.

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

Competition

The entertainment and media services industry is highly competitive, with much of the competition centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as from the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox,

Universal Pictures, The Walt Disney Company, and Warner Bros. Entertainment, while AMG’s customers, can perform similar services in-house with substantially greater financial resources than AMG’s, and in some cases significant marketing advantages. These studios may also outsource their requirements to other independent providers like us or to other studios. Other major competitors of AMG include: Technicolor S.A.; Laser Pacific; Deluxe Entertainment Services; and DG FastChannel, Inc. In addition, there may be new entrants into aspects of the entertainment and media services industry, which may include new media companies, such as Google and Amazon, consulting companies, such as Accenture and Deloitte, and traditional information technology companies, such as IBM and Hewlett-Packard. These companies may become competitors of AMG as well. AMG also actively competes with certain industry participants that have a unique operating niche or specialty business. There is no assurance that AMG will be able to compete effectively against these competitors. AMG’s management believes that important competitive factors include the range of services offered, reputation for quality and innovation, pricing and long-term relationships with customers.

Employees

Ascent Media, together with its subsidiaries, has approximately 2,550 full-time employees and an additional 350 employees that are employed on a part-time or freelance basis. Approximately 2,100 of the employees are employed in the United States, with the remaining 800 employed outside the United States, principally in the United Kingdom and the Republic of Singapore.

Approximately 60 of AMG’s employees belong to either the International Alliance of Theatrical Stage Employees in the United States or the Broadcasting Entertainment Cinematograph and Theatre Union in the United Kingdom.

(d)	Financial Information About Geographic Areas

For financial information related to our geographic areas in which we do business, see note 17 to our consolidated financial statements found in Part II of this Annual Report.

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

Factors Relating to our Corporate Strategy

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

Certain historical financial information included in this Annual Report reflects our results of operations, financial condition and cash flow with respect to time periods during which we were not a stand-alone entity, and may not necessarily reflect what such metrics would have been had we been a separate, stand-alone entity pursuing independent strategies during the periods presented. Past results may not be indicative of future performance.

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

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. Our business strategy includes the future acquisition of businesses that we believe are strategically attractive and that we expect will be accretive to consolidated free cash flow. If we undertake any acquisition, the process of operating such acquired business on a stand-alone basis (or, if necessary, of integrating any acquired business with AMG) may result in unforeseen operating difficulties and expenditures and may absorb significant management attention. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce our current stockholders’ ownership percentage, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives. We may incur significant expenditures in anticipation of an acquisition that is never realized. In addition, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by United States federal securities laws and regulations.

We cannot be certain that AMG will be successful in integrating any acquired businesses.

AMG’s businesses have historically grown through acquisitions in selected markets. Integration of new businesses may present significant challenges, including realizing economies of scale, eliminating duplicative overheads, and integrating networks, financial systems and operational systems. We cannot assure you that, with respect to any past or future acquisition, AMG will realize anticipated benefits or successfully integrate any acquired business with its existing operations.

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

Factors Relating to AMG’s Operations and the Industries in which AMG and its Customers Operate

AMG’s business depends on certain client industries.

AMG derives substantially all its revenue from services provided to the motion picture, television and advertising industries. Fundamental changes in the business practices of any of these client industries could cause a material reduction in demand by AMG’s clients for the services offered by AMG. AMG’s business benefits from the volume of motion picture and television content being created and distributed as well as the success or popularity of an individual television show. Accordingly, a decrease in either the supply of, or demand for, original entertainment content would have a material adverse effect on AMG’s results of operations. Because spending for television advertising drives the production of new television programming, as well as the production and deployment of television commercials and the sale of existing content libraries for syndication, a reduction in television advertising spending would adversely affect AMG’s business. Factors that could impact television advertising and the general demand for original entertainment content include the growing use of personal video recorders and video-on-demand services, continued fragmentation of and competition for the attention of television audiences, the proliferation of alternatives to traditional television viewing (including Internet video services) and general economic conditions. Further consolidation among companies that produce, own or distribute entertainment or advertising content could adversely affect the demand for AMG’s services.

We cannot predict or quantify the impact economic conditions in the United States and abroad may have on the media and entertainment industries or the demand for our services.

The media and entertainment industries, as well as our business and earnings, are affected by general business and economic conditions in the United States and abroad, and continued or increased economic weakness could adversely affect demand for our products and services. Adverse economic conditions, such as high unemployment rates, fluctuations in debt and equity markets, poor credit availability, high cost of capital and declining investor confidence, may cause a significant reduction in consumer entertainment spending, media production levels, advertising spending, capital expenditures for systems integration projects, and media outsourcing demands, which would in turn materially impair our business and earnings. Our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We are unable to predict the extent of any of these potential adverse effects.

A loss of any of AMG’s largest customers could substantially reduce its revenue.

Although AMG serviced over 3,000 customers during the year ended December 31, 2009, its ten largest customers accounted for approximately 48% of its consolidated revenue. The ten largest customers of the Content Services group accounted for approximately 59% of the revenue of the Content Services operating segment during the 2009 fiscal year, with one customer accounting for approximately 13% of the group’s revenue. The ten largest customers of the Creative Services group accounted for approximately 54% of the revenue of the Creative Services operating segment during the 2009 fiscal year. The loss of, and failure to replace, any significant portion of the revenue generated from sales to any of AMG’s largest customers could have a material adverse effect on the business of AMG or on the affected operating segment. However, the Creative Services group’s revenue generated by AMG’s largest customers represents various types of services provided by various facilities within the group for multiple points of contact at the corporate customer. Network origination services are generally provided pursuant to contracts with terms of one to three years or longer. AMG’s ten largest customers include, among others, the parent companies of the six major motion picture studios.

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

A significant labor dispute in AMG’s clients’ industries could have a material adverse effect on its business.

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

The entertainment and media services industries in which AMG competes are highly competitive and service-oriented, and the network origination and data transmission industries are currently saturated with companies providing services similar to AMG’s. AMG has few long-term or exclusive service agreements with its creative services customers. Business generation in these markets is based primarily on the reputation of the provider’s creative talent and customer satisfaction with reliability, timeliness, quality and price. The major motion picture studios such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros. Entertainment, which are AMG’s customers, have the capability to perform similar services in-house. These studios also have substantially greater financial resources than AMG’s, and in some cases significant marketing advantages. Thus, depending on the in-house capacity available to some of these studios, a studio may be not only a customer but also a competitor. There are also numerous independent providers of services similar to AMG’s and we actively compete with certain industry participants that have a unique operating niche or specialty business. If there were a significant decline in the number of motion pictures or the amount of original television programming produced, or if the studios or AMG’s other clients either established in-house post-production facilities or significantly expanded their in-house capabilities, AMG’s operations could be materially and adversely affected. Such risks could be exacerbated by continued consolidation among the motion picture, television and advertising industries.

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

Factors Relating to Global Financial Conditions

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

Disruptions in worldwide credit markets have increased the risk of default by the issuers of instruments in which we invest cash and other financial institutions. The failure of any banking institution in which we deposit our funds or the failure of banking institutions to operate in the ordinary course could have a material adverse effect on our results of operations and financial position.

Recent conditions in global credit and other financial markets have resulted in significant volatility and disruptions in the availability of credit and in some cases have pressured the solvency or liquidity of some financial institutions. Although we seek to manage the credit risks associated with our cash and other investments, we are exposed to an increased risk that financial institutions may fail or that our counterparties may default on their obligations to us. At December 31, 2009, our total assets included cash, cash equivalents and investments of $349 million of which $328 million were invested in marketable securities, including cash equivalents. Approximately 80% of the marketable securities were invested in money market funds with the remainder invested in diversified corporate bond funds. Were one or more of our counterparties to fail or otherwise become unable to meet its obligations to us, or if any of the financial institutions with which we invest or in which we deposit our cash fail or become unable to operate in the ordinary course, our financial condition could be adversely affected. An increase in bank failure rates could also have a material adverse effect on the national or worldwide economy, which could materially and adversely effect our operations and the demand for our services.

Factors Relating to Legislative and Regulatory Matters

Our businesses are subject to risks of adverse government regulation.

The industries in which we operate, and those of our customers, are subject to varying degrees of regulation in the United States by the FCC and other entities and in foreign countries by similar entities. There can be no assurance that our businesses, either directly or through reliance on customers or vendors impacted by such regulations, will not be adversely affected by any future legislation, new regulation or deregulation.

Failure to obtain renewal of FCC licenses could disrupt AMG’s business.

AMG holds licenses, authorizations and registrations from the FCC required for the conduct of its content services business, including earth station and various classes of wireless licenses and an authorization to provide certain services. Many of the FCC licenses held by AMG are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that AMG’s licenses will be renewed at their expiration dates. In addition, AMG relies on third party licenses or authorizations when it transmits domestic satellite traffic through earth stations operated by third parties. Our failure, and the failure of any third parties on which we rely, to obtain renewals of such FCC licenses could disrupt the content services segment of AMG and have a material adverse effect on AMG. The FCC generally grants wireless licenses for ten year terms and regulates the technical standards governing wireless licenses. Failure to comply with the FCC’s wireless license regulations may cause the FCC to impose fines and forfeitures on a licensee. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses will not be adversely affected by future legislation, new regulation, deregulation or court decisions.

Factors Relating to our Common Stock

We have a history of losses and may incur losses in the future, which could materially and adversely affect the market price of our common stock.

On a combined basis, our subsidiaries incurred losses in four out of the last five fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis. Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

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

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

•	a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share, and a Series C that, except in such limited circumstances as may be required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of shareholders;

•	prohibiting shareholder action by written consent (subject to certain exceptions), thereby requiring shareholder action to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	requiring shareholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation;

•	requiring the consent of the holders of at least 75% of the outstanding Series B common stock (voting as a separate class) to certain share distributions and other corporate actions in which the voting power of the Series B common stock would be diluted by, for example, issuing shares having multiple votes per share as a dividend to holders of Series A common stock; and

•	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, John C. Malone, a member of our board of directors and our largest shareholder in terms of voting power, beneficially owns shares of our common stock that represent 30% of the aggregate voting power of our outstanding common stock.

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

Other Factors

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors are required to issue an attestation regarding our internal control over financial reporting. The fiscal year ending December 31, 2009 is the first year that our compliance with Section 404 of the Sarbanes-Oxley Act has been audited. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, subject to change, and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of our real and tangible personal property is owned or leased by our subsidiaries or affiliates.

The operations of Ascent Media, through its AMG subsidiary, are conducted at approximately 56 properties. Certain of these facilities are used by multiple operations within AMG. In the United States, AMG utilizes owned and leased properties in California, Connecticut, Georgia, Illinois, Michigan, New Jersey, New York, Texas and Virginia; the Content Services group also operates a satellite earth station and related facilities in Minnesota. Internationally, AMG utilizes owned and leased properties in the United Kingdom, in London and Milton Keynes. In addition, the Content Services group operates two leased facilities in Singapore.

Worldwide, AMG leases approximately 855,000 square feet and owns another 270,000 square feet, for a total of 1,125,000 square feet. The Content Services group utilizes 670,000 square feet and the Creative Services group utilizes 270,000 square feet. Approximately 140,000 square feet is shared between the Content Services group and the Creative Services group, with the remaining 45,000 square feet utilized by Corporate.

In the United States, AMG’s leased properties total approximately 595,000 square feet and have terms expiring between April 2010 and October 2017. Several of these agreements have extension options. The leased properties are used for our technical operations, office space and media storage.

AMG’s international leases total approximately 260,000 square feet and have terms that expire between January 2011 and June 2021, and are also used for technical operations, office space and media storage. The majority of the international leases have extension clauses.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have two series of common stock outstanding. Holders of our Series A common stock are entitled to one vote for each share held, and holders of our Series B common stock are entitled to 10 votes for each share held, as well as a separate class vote on certain corporate actions. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock; the Series A common stock is not convertible. Except for such voting rights, conversion rights and designations, shares of Series A common stock and Series B common stock are substantially identical.

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA. Our Series B common stock is eligible for quotation on the OTC Bulletin Board under the symbol ASCMB, but it is not actively traded. The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock from September 18, 2008 to December 31, 2009. High and low bid information for our Series B common stock is not available.

	Series A
	High	Low

2009
First quarter	26.75	22.58
Second quarter	29.65	25.66
Third quarter	28.51	24.52
Fourth quarter	26.54	22.37
2008
Third quarter	$33.81	24.41
Fourth quarter	$26.31	17.00

Holders

As of January 31, 2010, there were approximately 1,274 and 70 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of shareholders.

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

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A common stock for the period beginning September 18, 2008 and ended December 31, 2009 as compared to the S&P Media Index and the NASDAQ Stock Market Index over the same period. The graph assumes $100 was originally invested on September 18, 2008 and that all subsequent dividends were reinvested in additional shares.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A common stock.

	9/18/08	12/31/08	12/31/09

ASCMA Series A	$100.00	$80.37	$93.83
S&P Media Index	$100.00	$71.29	$96.43
NASDAQ Stock Market Index	$100.00	$71.71	$103.19

ITEM 6.	SELECTED FINANCIAL DATA

Effective September 17, 2008, DHC completed a spin off transaction pursuant to which our capital stock was distributed as a dividend to holders of DHC’s Series A and Series B common stock. See the “Ascent Media Spin-Off” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2009	2008	2007	2006	2005
	Amounts in thousands

Summary Balance Sheet Data:
Current assets	$416,891	490,042	362,725	316,381	385,868
Property and Equipment, net	$187,498	211,812	240,549	251,631	230,742
Total assets	$682,483	745,304	830,986	952,919	996,627
Current liabilities	$70,872	91,202	119,600	114,229	84,783
Stockholders’ equity	$582,596	625,310	686,896	814,696	890,029

	Years Ended December 31,
	2009	2008	2007	2006	2005
	Amounts in thousands, except per share amounts

Summary Statement of Operations Data:
Net revenue	$453,681	581,625	570,731	553,326	585,049
Operating income (loss)(a)	$(42,879)	(122,999)	(175,740)	(118,244)	2,533
Net earnings (loss) from continuing operations(a)	$(59,005)	(115,397)	(151,202)	(92,334)	5,703
Net earnings (loss)(a)	$(52,897)	(64,619)	(132,331)	(83,007)	8,970
Basic and diluted earnings (loss) per common share(b)	$(3.76)	(4.60)	(9.41)	(5.90)	0.64

(a)	Includes impairment of goodwill of $95,069,000, $165,347,000 and $93,402,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(b)	Basic and diluted net earnings (loss) per common share is based on (1) 14,061,618 shares, which is the number of shares issued in the spin off, for all periods prior to 2008, the year of the spin off, and (2) the actual number of basic and diluted shares for all periods subsequent to the spin off.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of becoming a separate publicly traded company, we incurred costs and expenses greater than those we incurred as a subsidiary of DHC. These increased costs and expenses were due to various factors, including, but not limited to:

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

These costs and expenses, in the aggregate, resulted in approximately $3 million of additional annual expense in 2009 as compared to those historically reported.

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

In recent years, AMG has encountered increasingly challenging media, entertainment and advertising markets which have impacted our revenues. In addition, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused margin compression and lower operating income. AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include the continued development of end-to-end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements including their need for both integrated and file-based workflows.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (which we refer to as “adjusted OIBDA”). We define “adjusted OIBDA” as revenue less cost of services and selling, general and administrative expense (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) and define “segment adjusted OIBDA” as adjusted OIBDA as determined in each case for the indicated operating segment or segments only. We believe these non-GAAP financial measures are important indicators of the operational strength and performance of our businesses, including each business’s ability to fund its ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted OIBDA excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA and segment adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of our liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis. Adjusted OIBDA and segment adjusted OIBDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted OIBDA and segment adjusted OIBDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

The Content Services group’s revenue consists of fees relating to facilities and services necessary to optimize, archive, manage, reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the internet. In addition, the Content Services group includes the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Content Services group includes AMG’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms. Additionally, the Content Services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. For the year ended December 31, 2009, approximately 38% of the Content Services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 17% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

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

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

Consolidated Results of Operations
Net revenue	$453,681	581,625	570,731
Loss from continuing operations before income taxes	$(41,635)	(115,412)	(166,489)
Net loss	$(52,897)	(64,619)	(132,331)
Segment Results of Operations
Revenue
Content Services group	$281,050	409,111	385,379
Creative Services group	$172,631	172,514	185,352
Adjusted OIBDA
Content Services group	$25,976	36,577	36,437
Creative Services group	$19,108	23,184	35,529

Total segment adjusted OIBDA	$45,084	59,761	71,966
Corporate general and administrative expenses	$(25,458)	(28,410)	(22,839)

Total adjusted OIBDA(a)	$19,626	31,351	49,127

Segment Adjusted OIBDA as a Percentage of Revenue
Content Services group	9.2%	8.9%	9.5%
Creative Services group	11.1%	13.4%	19.2%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $127,944,000 or 22.0% and increased $10,894,000 or 1.9% for the years ended December 31, 2009 and 2008, respectively, as compared to the prior year. In 2009, Content Services revenue decreased by $128,061,000 or 31.3% due to (i) a decrease of $95,511,000 in system integration services revenue due to a significant number of large projects in the United States and the United Kingdom in the prior year with one customer, Motorola, contributing to a significant amount of the decrease, and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) a decrease of $13,214,000 due to a decline in traditional media services due to a weaker economic climate in the United States and United Kingdom including tape, duplication, lab, syndication and audio services, (iii) $6,755,000 due to lower content origination and transport services in the United States and the United Kingdom and (iv) unfavorable changes in foreign currency exchange rates of $10,911,000. These decreases were partially offset by an increase of $4,165,000 in higher digital services revenues due to an increase in volumes from existing customers.

For the year ended December 31, 2009, $29,272,000 of the content services revenue was generated by one customer, Motorola, Inc., under system integration services contracts. For the year ended December 31, 2008 and 2007, these Motorola contracts generated content services revenues of $77,088,000 and $36,011,000, respectively. Our system integration contracts have a limited duration. Following any termination or expiration of our contracts with Motorola we could only continue to sustain our current level of system integration revenue if we enter into other contracts of this same magnitude, for which there can be no assurance.

In 2009, Creative Services revenue increased by $117,000 or 0.1% due to (i) an increase of $14,642,000 in editorial services in the United States and (ii) an increase of $3,886,000 in feature film revenue driven by an increase in revenue per title for digital intermediate services. These increases were partially offset by (i) a decrease of $12,094,000 in commercial revenues driven by a weaker worldwide production and advertising market for 2009 compared to the prior year, (ii) a decrease of $3,863,000 resulting from the shutdown of certain operations in the United States which occurred in late 2008 and early 2009 and (iii) unfavorable changes in foreign currency exchange rates of $2,086,000.

In 2008, Content Services revenue increased by $23,732,000 or 6.2% due to (i) an increase of $31,951,000 in system integration services revenue reflecting a significant number of larger projects in the United States and Europe in 2008, with one customer in the United States contributing to a significant amount of the increase, (ii) an increase of $8,259,000 for traditional media services both in the United States and the United Kingdom and (iii) an increase of $1,238,000 for content origination and transport services primarily with existing customers worldwide. These increases were partially offset by (i) a decrease of $6,625,000 in lab revenues driven by declines in the photochemical market in the United States and the disruption impact of consolidation of our labs in the United Kingdom (ii) a decrease of $4,525,000 in subtitling services in the United Kingdom, (iii) a decrease of $2,094,000 in DVD services in the United States driven by lower number of titles due to delayed transition to BluRay and (iv) unfavorable changes in foreign currency exchange rates of $5,638,000.

In 2008, Creative Services revenue decreased by $12,838,000 or 6.9% due to (i) a decrease of $8,798,000 in television post production services primarily driven by the Writers Guild strike in early 2008, (ii) a decrease of $4,048,000 in commercial revenue driven by a weaker worldwide commercial production market particularly in the latter half of 2008 (iii) a decrease of $4,130,000 resulting from the shut down of certain operations in Mexico in early 2008 and in the United States in late 2008 and (iv) unfavorable changes in foreign currency exchange rates of $1,282,000. These decreases were partially offset by an increase of $6,282,000 in feature film revenue driven by increased titles for digital intermediate and post-production services.

Cost of Services.  Our cost of services decreased $106,357,000 or 24.4% and increased $27,359,000 or 6.7% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. Approximately 75% of the decrease related to lower production material costs mainly resulting from lower volumes of system integration services in the Content Services group. Labor costs also declined as a result of the lower volumes of system integration services. Further, we restructured the company at the end of 2008, by combining facilities and reducing the number of employees at certain locations, which resulted in an additional reduction in labor and facility costs for the year ended December 31, 2009, compared to the prior year. We also had lower production equipment and outside services expenses due to our efforts to reduce costs. In addition, cost of services decreased as a result of favorable changes in foreign currency exchange rates of $9,741,000 for the year ended December 31, 2009.

Approximately 78% of the 2008 increase related to higher production material costs mainly resulting from higher volumes of system integration services in the Content Services group. Labor costs also increased as a result of the higher volumes of system integration services. These costs were partially offset by lower cost of services in Creative Services driven by decreases in television production services impacted by the Writers Guild strike. These increases were offset by favorable changes in foreign currency exchange rates of $6,059,000 for the year ended December 31, 2008.

As a percent of revenue, cost of services was 72.5%, 74.8% and 71.5% for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 decrease in cost of services as a percent of revenue is mainly a result of revenue mix as system integration projects, which incur higher production material costs, were significantly lower in 2009. The percentage decrease was also the result of the restructuring and cost mitigation measures that were implemented across both segments. The 2008 percentage increase is mainly a result of revenue mix primarily driven by the higher production material costs for system integration projects in the Content Services group. Additionally, creative services labor costs decreased to a much lesser degree than revenue during the period of the Writers Guild strike, with certain fixed costs remaining regardless of the decline in revenue.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

SG&A(a)	$105,159	115,021	113,710
Stock-based and long-term incentive compensation	2,401	3,531	262
Accretion expense on asset retirement obligations	239	296	296
Participating residual interest change in fair value	(4,061)	—	—

Total SG&A	$103,738	118,848	114,268

(a)	SG&A includes corporate G&A expenses of $25,458,000, $28,410,000 and $22,839,000 for the years ended December 31, 2009, 2008 and 2007, respectively, which are not included in total segment adjusted OIBDA.

SG&A, excluding stock-based and long-term incentive compensation, accretion expense on asset retirement obligations and participating residual interest change in fair value, decreased $9,862,000 or 8.6% and increased $1,311,000 or 1.2% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. For 2009, the decrease was mainly driven by lower labor and other administrative costs which declined due to the implementation of restructuring and cost mitigation measures. These decreases were partially offset by higher professional fees and other public company costs and higher facility costs related to duplicative rent as a result of a Creative Services business unit relocating to a new facility. In addition, SG&A was impacted by favorable changes in foreign currency exchange rates of $3,674,000 for the year ended December 31, 2009.

For 2008, the increase was due to higher public company costs primarily for professional fees, start up costs relating to development efforts on new businesses, higher facility costs and higher bad-debt expense. These increases were partially offset by lower personnel costs at the Creative Services group as a result of the strike and the shutdown of Mexico operations and the impact of headcount reductions made in the fourth quarter in conjunction with restructuring activities. In addition, SG&A was impacted by favorable changes in foreign currency exchange rates of $2,295,000 for the year ended December 31, 2008. As a percent of revenue, our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on asset retirement obligations and participating residual interest change in fair value, was 23.2%, 19.8% and 19.9% for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was $2,401,000, $3,531,000 and $262,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in SG&A in our consolidated statements of operations. The expense for the year ended December 31, 2009, was related to restricted stock and stock option awards granted to certain executives subsequent to the Ascent Media Spin Off. The expense for the year ended December 31, 2008, relates primarily to awards granted in 2006 under the 2006 Long-Term Incentive Plan (“2006 LTIP”). The 2006 LTIP was amended in connection with the sale of AccentHealth in September 2008 and, as a result of the amendment, a cash distribution was made to certain executives. The expense for the year ended December 31, 2007 relates primarily to 2006 LTIP expense of $276,000.

Participating Residual Interest Change in Fair Value.  For the year ended December 31, 2009, participating residual interest change in fair value was a credit of $4,061,000. This amount primarily relates to a credit of $4,092,000 that was recorded for a reduction in the fair value of a participating residual interest liability related to a portion of our system integration business that was acquired in 2003. See footnote 15 in the financial statements for further information.

Restructuring Charges.  During 2009, we recorded restructuring charges of $7,273,000, related to severance costs and facility costs in conjunction with ongoing structural changes commenced in 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses. Approximately $5.1 million of the 2009 restructuring charges related to the Content Services group in the United States and United Kingdom while the remaining amount related mainly to the Creative Services group. Any additional future restructuring costs for the ongoing structural changes being implemented is not currently determinable.

During 2008, we recorded restructuring charges for severance and facility costs totaling $8,801,000, which included the consolidation of certain facilities in the United States and the United Kingdom, the closing of our operations in Mexico and a reduction in headcount to realign with the new reporting structure. Approximately $4.8 million of the 2008 restructuring charges related to the Creative Services group in the United States and United Kingdom while the remaining amount related mainly to the Content Services group.

During 2007, we recorded restructuring charges of $761,000 related to severance in conjunction with restructuring efforts primarily in the Creative Services group in the United Kingdom.

The following table provides the activity and balances of the restructuring reserve.

	Opening			Ending
	Balance	Additions	Deductions(a)	Balance
		Amounts in thousands

Severance	$5,951	761	(5,355)	1,357
Excess facility costs	3,764	—	(2,142)	1,622

December 31, 2007	$9,715	761	(7,497)	2,979

Severance	1,357	5,183	(4,014)	2,526
Excess facility costs	1,622	3,618	(1,946)	3,294

December 31, 2008	$2,979	8,801	(5,960)	5,820

Severance	2,526	4,313	(6,140)	699	(b)
Excess facility costs	3,294	2,960	(1,879)	4,375	(c)

December 31, 2009	$5,820	7,273	(8,019)	5,074

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

Gain on Sale of Operating Assets, net.  The 2009 amounts relates to the gain of $467,000 on the sale of certain property and equipment. The 2008 amounts include a gain on sale of $10,174,000 for the sale of Creative Services group real estate in the United Kingdom for net cash proceeds of $16,215,000.

Depreciation and Amortization.  Depreciation and amortization expense increased $1,429,000 or 2.6% and decreased $2,973,000 or 5.1% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. These changes included the favorable impact of changes in foreign currency exchange rates of $2,307,000 and $573,000 for the years ended December 31, 2009 and 2008, respectively. The 2009 increase is due to an impairment of $972,000 related to a content services facility and the depreciation expense on property and plant from acquisitions that occurred at the end of 2008 and in 2009. The 2008 decrease is the result of a decrease in property, plant and equipment as the amount of assets that were either sold or fully depreciated exceeded the depreciation on new assets placed in service during 2008.

Impairment of Goodwill.  In connection with our 2008 annual evaluation of the recoverability of our goodwill, we estimated the value of our commercial TV reporting unit, which is included in the Creative Services group, using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the commercial TV reporting unit was less than its carrying value. The commercial TV reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $95,069,000 excess of the carrying amount of the Creative Services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2008. The impairment charge was the result of lower future expectations for commercial TV operating cash flow due to the impact of the current global economic climate on our customers in the entertainment industry.

In connection with our 2007 annual evaluation of the recoverability of our goodwill, we estimated the value of our reporting units using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the former Network Services group, which is now included in the Content Services group, was less than its carrying value. The Network Services reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $165,347,000 excess of the carrying amount of the Content Services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2007. The impairment charge was the result of lower future expectations for network services operating cash flow due to a continued decline in operating cash flow margins as a percent of revenue, resulting from competitive conditions in the entertainment and media services industries and increasingly complex customer requirements that are expected to continue for the foreseeable future.

Income Taxes from Continuing Operations.  For the year ended December 31, 2009, we had a pre-tax loss from continuing operations of $41,635,000 and an income tax expense from continuing operations of $17,370,000. For the year ended December 31, 2008, we had a pre-tax loss from continuing operations of $115,412,000 and an income tax benefit from continuing operations of $15,000. For the year ended December 31, 2007, we had a pre-tax loss from continuing operations of $166,489,000 and an income tax benefit from continuing operations of $15,287,000, for an effective tax rate of 9.2%.

For 2009, we incurred income tax expense despite a pre-tax loss from operations due to an increase in the valuation allowance of $34,839,000. For 2008, we incurred a $15,000 income tax benefit despite a $115,412,000 pre-tax loss from continuing operations mainly due to (i) the tax impact of $32,290,000 related to non-deductible goodwill impairment and (ii) an increase in the valuation allowance of $10,052,000. For 2007, our income tax rate was significantly lower than the federal income tax rate of 35% primarily from a goodwill impairment charge of $165,347,000 for which we did not receive full tax benefits.

Earnings from Discontinued Operations, Net of Income Taxes.  We recorded earnings from discontinued operations, net of income taxes of $6,108,000, $50,778,000 and $18,871,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts included the earnings of the discontinued operations. The 2008 amount includes the pre-tax gains on the sale of the discontinued operations totaling approximately $69 million and $27.4 million in related income tax expense. See further information about the discontinued operations below.

Adjusted OIBDA.  The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2009	2008	2007
	Amounts in thousands

Total adjusted OIBDA	$19,626	31,351	49,127
Stock-based and long-term incentive compensation	(2,401)	(3,531)	(262)
Accretion expense on asset retirement obligations	(239)	(296)	(296)
Restructuring and other charges	(7,273)	(8,801)	(761)
Depreciation and amortization	(57,120)	(55,691)	(58,664)
Gain on sale of operating assets, net	467	9,038	463
Impairment of goodwill	—	(95,069)	(165,347)
Participating residual interest change in fair value	4,061	—	—
Other income, net	1,244	7,587	9,251

Loss from continuing operations before income taxes	$(41,635)	(115,412)	(166,489)

Content Services group segment adjusted OIBDA as a percentage of revenue was 9.2%, 8.9% and 9.5% for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in the Content Services group segment adjusted OIBDA margin for the year ended December 31, 2009, was due to lower labor and other administrative costs as a result of our 2009 cost mitigation measures and a $2.7 million loss that was recorded in 2008 on a system integration contract. The decrease in Content Services group segment adjusted OIBDA margin for the year ended

December 31, 2008, was mainly the result of revenue mix from an increase in system integration projects in 2008 which incur higher production material and labor costs and the $2.7 million 2008 contract loss mentioned above.

The primary cost components for the Content Services group are labor and materials, with these costs comprising about 67% of the segment revenue. The other cost components for the Content Services group are facility costs, production equipment and general and administrative expenses.

Content Services group segment adjusted OIBDA decreased $10,601,000 or 29.0% for the year ended December 31, 2009, compared to the prior year. This decrease was due to (i) a decrease of $8,639,000 from lower system integration revenues, (ii) $1,480,000 from lower revenues for traditional media services in the United States and (iii) $1,517,000 of costs for development of new business initiatives and research and development. This decrease was partially offset by $1,915,000 due to higher digital services revenue.

Content Services group segment adjusted OIBDA increased $140,000 or 0.4% for the year ended December 31, 2008, compared to the prior year. This increase was due to (i) $6,777,000 driven by higher systems integration revenues and (ii) $917,000 driven by higher content distribution and transport services. These increases were partially offset by (i) a decrease of $2,853,000 in digital media services as more complex projects increased costs, (ii) a $2,700,000 loss recorded on a systems integration contract, and (iii) $2,100,000 startup costs relating to development efforts on new businesses.

Creative Services group segment adjusted OIBDA as a percentage of revenue was 11.1%, 13.4% and 19.2% for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in the segment adjusted OIBDA margin for the Creative Services group for the year ended December 31, 2009, was due to higher labor as a percentage of revenue in television and ancillary post production as a result of revenue compression and a change in the mix of key services, higher material and equipment rental costs and duplicative rent as a result of a business unit relocating to a new facility. The decrease in the segment adjusted OIBDA margin for the Creative Services group for the year ended December 31, 2008, was due to labor costs which decreased to a much lesser degree than revenue during the period of the Writers Guild strike, with certain fixed costs remaining regardless of the decline in revenue.

The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing almost 75% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses.

Creative Services group segment adjusted OIBDA decreased $4,076,000 or 17.6% for the year ended December 31, 2009, compared to the prior year. This decrease was due to (i) $6,961,000 due to lower worldwide commercial revenues as a result of a weaker commercial production market in 2009 and (ii) $2,718,000 in television and ancillary post production services as weak production in 2009 more than offset the impact of the Writers Guild strike in 2008. This decrease was partially offset by (i) $2,417,000 due to higher revenues from editorial services in the United States and (ii) $2,183,000 due to higher feature film revenues driven by an increase in revenue per title for digital intermediate services.

Creative Services group segment adjusted OIBDA decreased $12,345,000 or 34.7% for the year ended December 31, 2008, compared to the prior year. This decrease was due to (i) $8,018,000 from lower commercial revenues and declines in the average size of commercial projects resulting in a lower margin revenue mix, (ii) $5,053,000 from the impact of the Writers Guild strike as certain fixed costs and staffing levels continued as revenue declined and (iii) $2,400,000 primarily from duplicative rent and facility closures. These declines were offset by an increase of $2,537,000 from higher revenues in feature films and digital intermediate projects.

Discontinued Operations

Chiswick Park

On December 21, 2009, we entered into a letter of intent to sell the assets and operations of our Chiswick Park facility in the United Kingdom, which was previously included in our Content Services group, to Discovery Communications, Inc. The sale closed in February 2010 for net cash proceeds of approximately $35 million. We expect to recognize a pre-tax gain of approximately $26 million from the sale, subject to customary post-closing adjustments. For the year ended December 31, 2009, the Chiswick Park operations generated approximately

$18.4 million in revenue and contributed $11.8 million in adjusted OIBDA. The Chiswick Park assets and liabilities have been classified as held for sale and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented.

AccentHealth

AccentHealth, which was acquired in January 2006, operated an advertising-supported captive audience television network in doctor office waiting rooms nationwide. AccentHealth was part of the Content Services group. On September 4, 2008, we completed the sale of 100% of the ownership interests in AccentHealth to an unaffiliated third party for net cash proceeds of $118,641,000. Our board of directors determined that AccentHealth was a non-core asset, and the sale of AccentHealth would be consistent with our strategy of continuing to invest in core business operations while seeking opportunities to divest our non-core assets. We recognized a pre-tax gain on the sale of $63,929,000 and $25,566,000 of income tax expense on the gain.

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

Visiontext

Visiontext Limited (“Visiontext”) operated a post-production subtitling business in the United Kingdom and United States and was part of the Creative Services group. On September 30, 2008, AMG sold Visiontext to an unaffiliated third party for net cash proceeds of $2,150,000. AMG recognized a gain on this sale of $1,777,000, and income tax expense of $611,000 on such gain.

Liquidity and Capital Resources

At December 31, 2009, we have $292,914,000 of cash and cash equivalents on a consolidated basis. In addition, we have investments in marketable securities of $56,197,000, which are generally liquid and available for sale. We may use a portion of these assets to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly-rated short-term investments.

Additionally, our other source of funds is our cash flows from operating activities, which are currently generated entirely from the operations of AMG. During the years ended December 31, 2009, 2008 and 2007, our cash flow from operating activities was $35,974,000, $21,041,000 and $61,176,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted OIBDA. Fluctuations in our segment adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is significantly impacted by changes in working capital, which are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue, as well as corporate general and administrative expenses which are not included in segment adjusted OIBDA.

During the years ended December 31, 2009, 2008 and 2007, we used cash of $29,986,000, $37,162,000 and $38,852,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. During 2009, we purchased marketable securities consisting of diversified corporate bond funds for cash of $68,126,000 in order to improve our investment rate of return. We sold a portion of these securities for cash proceeds of $16,309,000. During 2008, we sold marketable securities for cash of $23,545,000.

In considering our liquidity requirements for 2010 and subsequent periods, we evaluated our known future commitments and our expected capital expenditure requirements, as well as our cash flow from continuing operations for the fiscal year 2009 and our understanding of the variable factors driving such cash flow from continuing operations. We considered that currently we have less than $8 million of capital leases which will be paid over the next five years and we have no short or long-term bank debt. In addition, we have approximately $4 million of other commitments most of which are expected to be paid in three to five years. Our annual capital expenditure requirements include expenditures required to maintain or enhance our existing business and discretionary expenditures that could be adjusted by management. We do not currently have any commitments for capital expenditures to be incurred following our 2010 fiscal year. Based on this analysis, we expect to have sufficient available cash and cash equivalents and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements for 2010 and for the foreseeable future.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2009 is summarized below:

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
	Amounts in thousands

Operating leases	$24,453	39,496	25,486	38,648	128,083
Capital lease	2,392	4,108	1,136	—	7,636
Other	215	517	2,810	89	3,631

Total contractual obligations	$27,060	44,121	29,432	38,737	139,350

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).” This guidance establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which has been codified in the Subsequent Events Topic in the FASB ASC. This statement establishes principles and requirements for reporting events or transactions occurring after the balance sheet date. The guidance requires an entity to disclose the date through which subsequent events have been evaluated and whether it is the date the financial statements were issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements. In February 2010, this guidance was amended, effective immediately, to exclude this disclosure for companies that are required to file their financial statements with the Securities and Exchange Commission.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which has been codified in the Business Combination Topic in the FASB Accounting Standards Codification (“ASC”). The adoption of the requirements of this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The statement significantly changed the accounting for business combinations, and under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the statement changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. We adopted this statement on January 1, 2009 and all acquisitions subsequent to that date have been recorded under these new accounting provisions.

Critical Accounting Policies and Estimates

Valuation of Long-lived Assets and Amortizable Other Intangible Assets.  We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

Valuation of Trade Receivables.  We must make estimates of the collectability of our trade receivables. Our management analyzes the collectability based on historical bad debts, customer concentrations, customer credit- worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $91,414,000, net of allowance for doubtful accounts of $7,274,000, as of December 31, 2009. As of December 31, 2008, our trade receivables balance was $112,473,000, net of allowance for doubtful accounts of $9,200,000.

Valuation of Deferred Tax Assets.  In accordance with the Income Taxes Topic of the FASB ASC, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits. As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations. Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations. After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $59,811,000 and $24,461,000 as of December 31, 2009 and 2008, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Ascent Media’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2009, Ascent Media’s internal control over financial reporting is effectively designed and operating effectively.

Ascent Media’s independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 37 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Media Corporation:

We have audited Ascent Media Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ascent Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Media Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California

March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Media Corporation:

We have audited the accompanying consolidated balance sheets of Ascent Media Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Media Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Media Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California

March 12, 2010

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	Amounts in thousands, except share amounts

ASSETS
Current assets:
Cash and cash equivalents	$292,914	341,517
Trade receivables, net of allowance of $7,274 (2009) and $9,200 (2008)	91,414	112,473
Prepaid expenses	9,756	11,410
Deferred income tax assets, net (note 11)	562	10,826
Assets held for sale (note 8)	2,817	1,918
Income taxes receivable	17,793	9,122
Other current assets	1,635	2,776

Total current assets	416,891	490,042
Investments in marketable securities (note 9)	56,197	—
Property and equipment, net (note 5)	187,498	211,812
Deferred income tax assets, net (note 11)	1,029	22,545
Assets held for sale (note 8)	9,261	12,116
Other assets, net (note 6)	11,607	8,789

Total assets	$682,483	745,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,731	22,374
Accrued payroll and related liabilities	17,778	22,258
Other accrued liabilities	21,647	31,103
Deferred revenue	8,618	11,671
Liabilities related to assets held for sale (note 8)	4,098	3,796

Total current liabilities	70,872	91,202
Other liabilities	29,015	28,792

Total liabilities	99,887	119,994

Commitments and contingencies (note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,446,241 shares at December 31, 2009	134	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 734,127 shares at December 31, 2009	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,464,925	1,459,078
Accumulated deficit	(878,853)	(825,956)
Accumulated other comprehensive loss	(3,617)	(7,953)

Total stockholders’ equity	582,596	625,310

Total liabilities and stockholders’ equity	$682,483	745,304

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	Amounts in thousands, except
	per share amounts

Net revenue	$453,681	581,625	570,731

Operating expenses:
Cost of services	328,896	435,253	407,894
Selling, general, and administrative, including stock-based and long-term compensation (note 12)	103,738	118,848	114,268
Restructuring and other charges (note 7)	7,273	8,801	761
Gain on sale of operating assets, net	(467)	(9,038)	(463)
Depreciation and amortization	57,120	55,691	58,664
Impairment of goodwill (note 6)	—	95,069	165,347

	496,560	704,624	746,471

Operating loss	(42,879)	(122,999)	(175,740)
Other income:
Interest income	2,660	6,579	11,066
Other (expense) income, net	(1,416)	1,008	(1,815)

	1,244	7,587	9,251

Loss from continuing operations before income taxes	(41,635)	(115,412)	(166,489)
Income tax (expense) benefit from continuing operations (note 11)	(17,370)	15	15,287

Net loss from continuing operations	(59,005)	(115,397)	(151,202)
Discontinued operations:
Earnings from discontinued operations	7,869	83,838	15,725
Income tax (expense) benefit from discontinued operations	(1,761)	(33,060)	3,146

Earnings from discontinued operations, net of income taxes	6,108	50,778	18,871

Net loss	$(52,897)	(64,619)	(132,331)

Other comprehensive earnings (loss), net of taxes (note 13):
Foreign currency translation adjustments	4,693	(18,603)	2,337
Unrealized holding gains, net of income tax	1,352	—	—
Pension liability adjustment	(1,709)	(63)	(255)

Other comprehensive earnings (loss)	4,336	(18,666)	2,082

Comprehensive loss	$(48,561)	(83,285)	(130,249)

Basic and Diluted earnings (loss) per share (note 3)
Continuing operations	$(4.19)	(8.21)	(10.75)
Discontinued operations	0.43	3.61	1.34

Net loss	$(3.76)	(4.60)	(9.41)

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	Amounts in thousands
	(See note 4)

Cash flows from operating activities:
Net loss	$(52,897)	(64,619)	(132,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(6,108)	(50,778)	(18,871)
Depreciation and amortization	57,120	55,691	58,664
Stock-based compensation	2,443	293	—
Gain on sale of assets, net	(467)	(9,038)	(463)
Impairment of goodwill	—	95,069	165,347
Deferred income tax expense (benefit)	30,802	6,059	(20,466)
Other non-cash credits, net	(2,100)	(8,308)	(592)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	21,435	7,958	7,461
Prepaid expenses and other current assets	(3,023)	1,152	(7,203)
Payables and other liabilities	(19,635)	(21,160)	(2,084)
Operating activities from discontinued operations, net	8,404	8,722	11,714

Net cash provided by operating activities	35,974	21,041	61,176

Cash flows from investing activities:
Capital expenditures	(29,986)	(37,162)	(38,852)
Cash paid for acquisitions, net of cash acquired	(2,702)	(3,859)	—
Purchases of marketable securities	(68,126)	—	—
Proceeds from sales of marketable securities	16,309	23,545	28,292
Cash proceeds from the sale of discontinued operations	—	127,831	—
Cash proceeds from the sale of operating assets	1,440	18,433	1,276
Other investing activities, net	(1,785)	(93)	(23)
Investing activities from discontinued operations, net	(38)	(7,365)	(6,244)

Net cash provided by (used in) investing activities	(84,888)	121,330	(15,551)

Cash flows from financing activities:
Net cash transfers from Discovery Holding Company (“DHC”)	—	(1,735)	2,194
Stock option exercises	2,121	—	—
Payment of capital lease obligation	(1,810)	(752)	(641)

Net cash provided by (used in) financing activities	311	(2,487)	1,553

Net increase (decrease) in cash and cash equivalents	(48,603)	139,884	47,178

Cash and cash equivalents at beginning of year	341,517	201,633	154,455

Cash and cash equivalents at end of year	$292,914	341,517	201,633

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009, 2008 and 2007

								Accumulated
					Additional			Other	Total
	Preferred	Common Stock			Paid-in	Parent’s	Accumulated	Comprehensive	Stockholders
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings (Loss)	Equity
	Amounts in thousands

Balance at December 31, 2006	$—	—	—	—	—	1,435,326	(629,261)	8,631	814,696
Net loss	—	—	—	—	—	—	(132,331)	—	(132,331)
Other comprehensive earnings	—	—	—	—	—	—	—	2,082	2,082
Net cash transfers from parent	—	—	—	—	—	2,194	—	—	2,194
Cumulative effect of accounting change	—	—	—	—	—	—	255	—	255

Balance at December 31, 2007	—	—	—	—	—	1,437,520	(761,337)	10,713	686,896
Net loss	—	—	—	—	—	—	(64,619)	—	(64,619)
Other comprehensive loss	—	—	—	—	—	—	—	(18,666)	(18,666)
Contribution of net operating losses from DHC	—	—	—	—	(553)	23,694	—	—	23,141
Stock-based compensation	—	—	—	—	293	—	—	—	293
Net cash transfers to parent	—	—	—	—	—	(1,735)	—	—	(1,735)
Change in capitalization in connection with Ascent Media Spin Off (note 2)	—	134	7	—	1,459,338	(1,459,479)	—	—	—

Balance at December 31, 2008	—	134	7	—	1,459,078	—	(825,956)	(7,953)	625,310
Net loss	—	—	—	—	—	—	(52,897)	—	(52,897)
Other comprehensive earnings	—	—	—	—	—	—	—	4,336	4,336
Stock-based compensation	—	—	—	—	2,443	—	—	—	2,443
Stock option exercises (note 12)	—	—	—	—	2,121	—	—	—	2,121
Shares withheld for tax liability	—	—	—	—	(263)	—	—	—	(263)
Other	—	—	—	—	1,546	—	—	—	1,546

Balance at December 31, 2009	$—	134	7	—	1,464,925	—	(878,853)	(3,617)	582,596

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

(1)	Basis of Presentation

For periods prior to the September 17, 2008 consummation of the spin off transaction (“Ascent Media Spin Off”) described in note 2, the accompanying consolidated financial statements of Ascent Media Corporation (“Ascent Media” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“AMG”), a wholly-owned subsidiary of Discovery Holding Company (“DHC”), (2) Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), a wholly-owned subsidiary of DHC until its sale on September 4, 2008 (see note 8) and (3) cash and investment assets of DHC. For the periods following September 17, 2008, the accompanying consolidated financial statements of Ascent Media represent Ascent Media and its consolidated subsidiaries. The Ascent Media Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Reorganization Agreement provided for, among other things, the principal corporate transactions required to effect the Ascent Media Spin Off and cross indemnities as well as the assumption by Ascent Media of certain obligations of DHC relating to the Ascent Media Spin Off and periods prior to the effectiveness of the Ascent Media Spin Off and the transfer by DHC to Ascent Media of approximately $150 million in cash. Pursuant to the Services Agreement, Ascent Media provided a subsidiary of DHC with certain general and administrative services for a one-year period beginning on the date of the Ascent Media Spin Off, including accounting, finance, human resources, information technology, payroll and real estate management services. In consideration for such services, DHC’s subsidiary paid Ascent Media a fee of $1,000,000. DHC’s subsidiary also reimbursed Ascent Media for any out-of-pocket expenses incurred by Ascent Media in providing these services. In addition, during the term of the Services Agreement, Ascent Media agreed to make cash advances to such subsidiary of DHC from time to time, in an aggregate principal amount not to exceed $1.5 million, as reasonably required to meet this DHC subsidiary’s current payroll and to pay third-party vendors in the ordinary course of its business. Such advances were due and payable in full on the first anniversary of the Ascent Media Spin Off and beared interest at the prime rate, calculated on an average daily balance basis.

Under the Tax Sharing Agreement, Ascent Media was responsible for all taxes attributable to it or one of its subsidiaries, whether accruing before, on or after the Ascent Media Spin Off (other than any such taxes for which DHC is responsible under the Tax Sharing Agreement). Ascent Media also agreed to be responsible for and to indemnify DHC with respect to (i) all taxes attributable to DHC or any of its subsidiaries (other than Discovery) for any tax period that ends on or before the date of the Ascent Media Spin Off (and for any tax period that begins on or before and ends after the date of the Ascent Media Spin Off, for the portion of that period on or before the date of the Ascent Media Spin Off), other than such taxes arising as a result of the Ascent Media Spin Off and related internal restructuring of DHC and (ii) all taxes arising as a result of the Ascent Media Spin Off or the internal restructuring of DHC to the extent such taxes are not the responsibility of DHC under the Tax Sharing Agreement. DHC is responsible for (i) all United States federal, state, local and foreign income taxes attributable to DHC or any of its subsidiaries for any tax period that began after the date of the Ascent Media Spin Off (and for any tax period that begins on or before and ends after the date of the Ascent Media Spin Off, for the portion of that period after the date of the Ascent Media Spin Off), other than such taxes arising as a result of the Ascent Media Spin Off and related internal restructuring of DHC, (ii) all taxes arising as a result of the Ascent Media Spin Off to the extent such taxes arise as a result of any breach on or after the date of the Ascent Media Spin Off of any representation, warranty, covenant or other obligation of DHC or of a subsidiary or shareholder of DHC made in connection with the issuance of the tax opinion relating to the Ascent Media Spin Off or in the Tax Sharing Agreement, and (iii) all taxes arising as a result of such internal restructuring of DHC to the extent such taxes arise as a result of any action undertaken after the date of the Ascent Media Spin Off by DHC or a subsidiary or shareholder of DHC.

Pursuant to a Services Agreement between Liberty Media Corporation (“Liberty”) and DHC, which was assumed by Ascent Media in connection with the Ascent Media Spin-Off, Liberty agreed to provide certain general and administrative services including legal, tax, accounting, treasury and investor relations support, as and to the extent requested by Ascent Media. Ascent Media agreed to reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Ascent Media’s allocable portion of costs associated with any shared services or personnel. The Services Agreement provides for Liberty and Ascent Media to review cost allocations every six months and adjust such charges, if appropriate.

(3)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Trade Receivables

Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment regarding the collectability of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2009 and 2008 was $7,274,000 and $9,200,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance			Balance
	Beginning	Charged	Write-Offs	End of
	of Year	to Expense	and Other	Year
		Amounts in thousands

2009	$9,200	1,581	(3,507)	7,274

2008	$8,359	3,568	(2,727)	9,200

2007	$8,491	2,417	(2,549)	8,359

Concentration of Credit Risk and Significant Customers

For the years ended December 31, 2009 and 2007, no single customer accounted for more than 10% of consolidated revenue. For the year ended December 31, 2008, $77,088,000 or 13.3% of Ascent Media’s consolidated revenue was generated by one customer, Motorola, Inc., under system integration services contracts.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature. See Note 10 for further fair value information.

Investments

All investments in marketable securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. The Company records unrealized changes in the fair value of AFS securities in the consolidated balance sheet in accumulated other comprehensive income. When these investments are sold, the gain or loss realized on the sale is recorded in other income (expense) in the consolidated statements of operations.

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

Depreciation expense for property and equipment was $57,033,000, $55,548,000 and $58,233,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill

The Company accounts for its goodwill pursuant to the provisions of the Intangibles — Goodwill and Other Topic of the FASB ASC. In accordance with the FASB ASC, goodwill is not amortized, but is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See further discussion of goodwill impairment in Note 6.

Other Intangible Assets

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to five years, and are reviewed for impairment in accordance with the Property, Plant and Equipment Topic of FASB ASC.

Long-Lived Assets

Management reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. For the year ended December 31, 2009, the Company recorded an asset impairment of $972,000 for one of its content services facilities, which is included in depreciation and amortization on the consolidated statement of operations.

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

Revenue Recognition

Revenue from post-production services to customers producing television programs, feature films and commercial advertising is recognized when services are provided, based on contracted rates. Revenue from system integration services is recognized on the basis of the estimated percentage of completion of individual contracts. Percentage of completion is calculated based upon actual labor and equipment costs incurred compared to total forecasted costs for the contract. Estimated losses on long-term service contracts are recognized in the period in which a loss becomes evident. Revenue from content distribution contracts, which may include multiple elements, is recognized ratably over the term of the contract as services are provided. Under such contracts, any services which are not performed ratably are not material to the contract as a whole.

Prepayments received for services to be performed at a later date are reflected in the balance sheets as deferred revenue until such services are provided.

Income Taxes

The Company accounts for income taxes under the Income Taxes Topic of the FASB ASC, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Income Taxes Topic of the FASB ASC specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $1,606,000, $3,538,000 and $2,970,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards pursuant to the Stock Compensation Topic of the FASB ASC, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

The Company calculated the grant-date fair value for all of its stock options using the Black-Scholes Model. Ascent Media calculated the expected term of the awards using the simplified method included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the historical volatility of peer companies. The Company used the risk-free rate for Treasury Bonds with a term similar to that of the subject options and has assumed a dividend rate of zero.

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic and diluted earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the number of aggregate Series A and Series B common shares outstanding for the respective year. The total weighted average shares outstanding for the Series A and Series B shares for the year ended December 31, 2009 and 2008, was 14,086,075 and 14,061,921 shares, respectively. The number of shares outstanding for the year ended December 31, 2007 was 14,061,618 shares, which is the number of shares that were issued on the Spin Off Date. As of December 31, 2009, the options to purchase Ascent Media common stock had a dilutive effect of 173,632 shares for the year and there were 20,000 options that were anti-dilutive. Since the Company recorded a loss from continuing operations for the years ended December 31, 2009, 2008 and 2007, diluted EPS is computed the same as basic EPS.

Indemnifications

Pursuant to the tax sharing agreement with DHC, Ascent Media is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date. The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Ascent Media Spin Off. The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Ascent Media Spin Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of AMG, whether incurred prior to or

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

after the spin-off, as well as certain obligations of DHC. As of December 31, 2009, the Company is not aware of any material matters under these agreements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).” This guidance establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which has been codified in the Subsequent Events Topic in the FASB ASC. This statement establishes principles and requirements for reporting events or transactions occurring after the balance sheet date. The guidance requires an entity to disclose the date through which subsequent events have been evaluated and whether it is the date the financial statements were issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements. In February 2010, this guidance was amended, effective immediately, to exclude this disclosure for companies that are required to file their financial statements with the Securities and Exchange Commission.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which has been codified in the Business Combination Topic in the FASB Accounting Standards Codification (“ASC”). The adoption of the requirements of this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The statement significantly changed the accounting for business combinations, and under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the statement changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. We adopted this statement on January 1, 2009 and all acquisitions subsequent to that date have been recorded under these new accounting provisions.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

Cash paid for acquisitions:
Fair value of assets acquired	$6,285	7,937	—
Net liabilities assumed	(421)	(4,078)	—

Net assets acquired	5,864	3,859	—
Estimated fair value of contingent consideration for acquisition	(3,162)	—	—

Cash paid for acquisitions, net of cash acquired	$2,702	3,859	—

Net cash paid (received) during the year for income taxes	$(4,494)	20,921	1,321

Non-cash investing and financing activity:
Capital lease	—	—	5,774

(5)	Property and Equipment

Property and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
	Amounts in thousands

Property and equipment, net:
Land	$37,055	36,654
Buildings	160,933	176,593
Machinery and equipment	78,804	156,132

	276,792	369,379
Accumulated depreciation	(89,294)	(157,567)

	$187,498	211,812

(6)	Goodwill and Other Intangible Assets

The following table provides the activity and balances of goodwill in the Creative Services group (amounts in thousands):

Goodwill

Balance at January 1, 2008	$95,069
Goodwill impairment	(95,069)

Balance at December 31, 2008	—
Acquisitions	1,954

Balance at December 31, 2009	$1,954

In connection with the 2008 annual evaluation of the recoverability of goodwill, the Company estimated the value of the commercial TV reporting unit using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the commercial TV reporting unit, which is included in the Creative Services group, was less than its carrying value. The commercial TV reporting unit fair value was then used to calculate an implied

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

value of the goodwill related to this reporting unit which resulted in full impairment of the goodwill balance of $95,069,000 in the fourth quarter of 2008.

In connection with the 2007 annual evaluation of the recoverability of our goodwill, the Company estimated the value of its reporting units using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the former Network Services group, which is now included in the Content Services group, was less than its carrying value. The Network Services reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit which resulted in full impairment of the goodwill balance of $165,347,000 in the fourth quarter of 2007.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $87,000, $143,000 and $431,000, respectively, of amortization expense for other intangible assets. Amortization expense is expected to be $131,000 per year for the next five years.

Tradename intangibles of $3,719,000 and $1,848,000 are included in other assets at December 31, 2009 and 2008, respectively. The 2009 amount includes $1,871,000 of tradenames that are being amortized on a straight line basis over 15 years.

(7)	Restructuring Charges

During 2009, 2008 and 2007, the Company completed certain restructuring activities designed to improve operating efficiencies and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, the Company recorded charges of $7,273,000, $8,801,000 and $761,000, respectively.

The 2009 restructuring charge related to certain severance and facility costs in conjunction with ongoing structural changes commenced in 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses. Approximately $5.1 million of the 2009 restructuring charges related to the Content Services group in the United States and United Kingdom while the remaining amount related mainly to the Creative Services group. Any additional future restructuring costs for the ongoing structural changes being implemented is not currently determinable.

The 2008 restructuring charge related to severance and facility costs, which included the consolidation of certain facilities in the United States and the United Kingdom, the closing of our operations in Mexico and a reduction in headcount to realign with the new reporting structure. Approximately $4.8 million of the 2008 restructuring charges related to the Creative Services group in the United States and United Kingdom while the remaining amount related mainly to the Content Services group.

The 2007 restructuring charge related primarily to severance in the Creative Services group in the United Kingdom.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the activity and balances of the restructuring reserve. At December 31, 2009, approximately $3.9 million of the ending liability balance is included in other accrued liabilities with the remaining amount recorded in other long-term liabilities.

	Opening			Ending
	Balance	Additions	Deductions(a)	Balance
		Amounts in thousands

Severance	$5,951	761	(5,355)	1,357
Excess facility costs	3,764	—	(2,142)	1,622

December 31, 2007	$9,715	761	(7,497)	2,979

Severance	1,357	5,183	(4,014)	2,526
Excess facility costs	1,622	3,618	(1,946)	3,294

December 31, 2008	$2,979	8,801	(5,960)	5,820

Severance	2,526	4,313	(6,140)	699	(b)
Excess facility costs	3,294	2,960	(1,879)	4,375	(c)

December 31, 2009	$5,820	7,273	(8,019)	5,074

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

(8)	Dispositions

The consolidated financial statements and accompanying notes of Ascent Media have been prepared reflecting the following businesses as discontinued operations in accordance with the Presentation of Financial Statements Topic of the FASB ASC.

On December 21, 2009, we entered into a letter of intent to sell the assets and operations of our Chiswick Park facility in the United Kingdom, which was included in our Content Services group, to Discovery Communications, Inc. The sale closed in February 2010 for net cash proceeds of approximately $35 million. We expect to recognize a pre-tax gain of approximately $26 million from the sale, subject to customary post-closing adjustments. For the year ended December 31, 2009, the Chiswick Park operations generated approximately $18.4 million in revenue and contributed $11.8 million in adjusted OIBDA. The Chiswick Park assets and liabilities have been classified as held for sale and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented.

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On September 30, 2008, Ascent Media sold 100% of its ownership interest in Visiontext Limited (“Visiontext”), which was part of the Creative Services group, to an unaffiliated third party for net cash proceeds of $2,150,000. Ascent Media recognized a pre-tax gain on the sale of $1,777,000 and recorded income tax expense resulting from the gain of $611,000. Such gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

	Year Ended December 30,
	2009	2008	2007
	Amounts in thousands

Revenue	$18,368	49,382	60,694
Earnings before income taxes(a)	$7,869	83,838	15,725

(a)	The 2008 amount includes a $63,929,000 gain on the sale of AccentHealth, a $3,370,000 gain on the sale of Palm Bay and a $1,777,000 gain on the sale of Visiontext.

(9)  Investments in Marketable Securities

During 2009, Ascent Media purchased marketable securities consisting of diversified corporate bond funds and selected equity securities for cash. At December 31, 2009, the investments in marketable securities consisted entirely of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities:

Year Ended
December 31, 2009
Amounts in thousands

Beginning Balance	$—
Purchases	68,126
Sales (at cost)(a)	(14,259)
Unrealized gain	2,330

Ending Balance	$56,197

(a)	Total proceeds from the sales were $16,309,000 which included a pre-tax gain of $2,050,000.

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded into accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive earnings (loss):

Year Ended
December 31, 2009
Amounts in thousands

Accumulated other comprehensive income
Beginning Balance	$—
Gains, net of tax(a)	2,542
Gains recognized into earnings, net of tax(b)	(1,190)

Ending Balance	$1,352

(a)	Amount is net of tax of $1,838,000.

(b)	Amount is net of tax of $860,000.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)  Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

2008
Money market funds(a)	$327,977	—	—	327,977
Other liabilities	—	—	(4,226)	(4,226)

Total	$327,977	—	(4,226)	323,751

2009
Money market funds(a)	$272,143	—	—	272,143
Investments in marketable securities(b)	56,197	—	—	56,197
Other liabilities	—	—	(3,327)	(3,327)

Total	$328,340	—	(3,327)	325,013

(a)	Included in cash and cash equivalents on the consolidated balance sheet.

(b)	Investments consist entirely of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has elected the practical expedient option for its investments in money market funds.

The Level 3 liabilities relate to contingent consideration related to business acquisitions which were computed using discounted cash flow models which use estimated discount rates. The following table presents the activity in the Level 3 balances:

	Years Ended December 31,
	2009	2008
	Amounts in thousands

Beginning Balance	$(4,226)	(6,100)
Contingent consideration	(3,162)	—
Settlements paid in cash	—	1,874
Amounts credited to income(a)	4,061	—

Ending Balance(b)	$(3,327)	(4,226)

(a)	Amount consisted of a participating residual interest change in fair value credit of $4,092,000 and a contingent consideration change in fair value expense of $31,000. These amounts were recorded in SG&A on the consolidated statements of operations.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b)	The 2009 amount consisted of contingent consideration of $3,193,000 and participating residual interest of $134,000. The 2008 amount consists entirely of participating residual interest.

For the year ended December 31, 2009, the Company recorded an asset impairment for one of its content services facilities. The fair value of the asset was $7,195,000 which resulted in an impairment charge of $972,000. The fair value was a non-recurring, Level 3 valuation and was measured using a discounted cash flow model which uses internal estimates of future revenues and costs and an estimated discount rate.

Ascent Media’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturities.

(11)	Income Taxes

The Company’s income tax benefit (expense) from continuing operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

Current
Federal	$12,511	1,459	(5,847)
State	204	(29)	(712)
Foreign	(1,074)	(1,263)	(145)

	11,641	167	(6,704)

Deferred
Federal	(20,098)	2,410	16,496
State	(13,668)	(6,141)	4,294
Foreign	4,755	3,579	1,201

	(29,011)	(152)	21,991

Total tax (expense) benefit	$(17,370)	15	15,287

Components of pretax loss from continuing operations are as follows:

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

Domestic	$(23,138)	(99,917)	(142,023)
Foreign	(18,497)	(15,495)	(24,466)

	$(41,635)	(115,412)	(166,489)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax benefit differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

Computed expected tax benefit	$14,572	40,394	58,271
State and local income taxes, net of federal income taxes	1,918	482	3,823
Change in valuation allowance affecting tax expense	(34,839)	(10,052)	(3,188)
Goodwill impairment not deductible for tax purposes	—	(32,290)	(35,231)
U.S. taxes on foreign income	(776)	(1,436)	(3,323)
Non-deductible expenses	(999)	(1,277)	(991)
Dividend	—	—	(1,202)
Foreign tax credit	—	2,501	—
Other, net	2,754	1,693	(2,872)

Income tax (expense) benefit	$(17,370)	15	15,287

Components of deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
	Amounts in thousands

Current assets:
Accounts receivable reserves	$2,974	1,653
Accrued liabilities	11,815	17,840
Other	2,550	—

Total current deferred tax assets	17,339	19,493
Valuation allowance	(15,992)	(8,059)

	1,347	11,434

Noncurrent assets:
Net operating loss carryforwards	26,592	20,002
Property, plant and equipment	2,197	2,843
Intangible assets	16,769	16,765
Other	1,953	60

Total noncurrent deferred tax assets	47,511	39,670
Valuation allowance	(43,819)	(16,402)

	3,692	23,268

Deferred tax assets, net	5,039	34,702

Current liabilities:
Other	(785)	(608)
Noncurrent liabilities:
Marketable securities	(978)	—
Other	(1,685)	(723)

	(2,663)	(723)
Total deferred tax liabilities	(3,448)	(1,331)

Net deferred tax assets	$1,591	33,371

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2009	2008
	Amounts in thousands

Current deferred tax assets, net	$562	10,826
Long-term deferred tax assets, net	1,029	22,545

Net deferred tax assets	$1,591	33,371

At December 31, 2009, the Company has $286,200,000 and $30,900,000 in net operating loss carryforwards for state and foreign tax purposes, respectively. The state net operating losses expire at various times from 2011 through 2019, and the foreign net operating losses may be carried forward indefinitely. The Company has $644,000 of state income tax credits which will expire at various times through 2011.

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

During the first quarter of 2008, Liberty reached an agreement with the IRS with respect to certain tax items that related to periods prior to the Company’s spin off from Liberty in July 2005. The IRS agreement resulted in a reduction of $5,370,000 and $30,808,000 to the amount of federal and California net operating losses (“NOLs”), respectively, that Liberty allocated to the Company at the time of the 2005 spin off. The reduction in the Company’s federal NOLs resulted in a first quarter 2008 tax expense of $1,880,000 (35% of $5,370,000). The Company had no expectation that it would be able to utilize the California NOLs, and had thus recorded a valuation allowance with respect to such NOLs. Therefore, the reduction in California NOLs was offset by a reduction in the corresponding valuation allowance and resulted in no net tax expense. During the fourth quarter of 2008, Liberty closed its IRS audit for tax years through 2005, with no further adjustments affecting the Company. At December 31, 2008, Ascent Media had fully utilized its federal net operating losses against its continuing and discontinued operations.

During the current year, the Company performed an assessment of positive and negative evidence regarding the realization of its net deferred tax assets. Based on this assessment, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with its United States deferred tax assets and certain foreign deferred tax assets. As such, for the year ended December 31, 2009, the Company increased the total valuation allowance by $35,350,000 consisting of an increase of $34,839,000 to tax expense and an increase of $511,000 to other comprehensive income. At December 31, 2009, the total valuation allowance balance was $59,811,000.

The Company believes that the net deferred income tax assets will be realized based upon its budgeted pre-tax earnings, adjusted for significant items such as non-recurring charges, new businesses, and the recognition of taxable income for the reversal of deferred tax assets and liabilities in the same future period.

As of December 31, 2009, the Company’s income tax returns for the periods of September 18, 2008 through December 31, 2008 and the year ended December 31, 2009, as well as the periods July 21, 2005 through September 17, 2008, while the Company was included in the consolidated income tax returns of DHC, remain subject to examination by the IRS.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes receivable, for the year ended December 31, 2009 is as follows:

2009
Amounts in
thousands

Balance at January 1, 2009	$392
Increases for the tax positions of prior years	14
Reductions for tax positions of prior years	(88)
Foreign currency exchange adjustments	(14)

Balance at December 31, 2009	$304

The Company expects to settle approximately $215,000 of the uncertain tax position during 2010, which will not materially impact its effective tax rate.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2009, accrued interest and penalties related to uncertain tax positions were not significant.

During 2008 and 2007, the Company provided $1,512,000 and $3,055,000, respectively, of United States tax expense for future repatriation of cash from its Singapore operations. This charge represents undistributed earnings from Singapore not previously taxed in the United States that is anticipated to be repatriated.

During 2009, the Company restructured its United Kingdom and Singapore operations which resulted in the Company permanently reinvesting excess cash from these operations within those countries. There were no undistributed earnings from these operations as of December 31, 2009.

(12)	Stock-based and Long-Term Compensation

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

Prior to the most recent amendment of the 2006 Plan, the calculated value and free cash flow of AccentHealth were included in determining the PAR value. Effective September 9, 2008, the 2006 Plan was amended to reflect the sale of AccentHealth. As a result of the amendment, AMG or one of its subsidiaries will make cash distributions to each grantee who held PARs on the date of the AccentHealth sale, in an aggregate amount for each grantee

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

representative of the increase in PAR Value related to AccentHealth from the date of grant of PARs to such grantee through the date of sale. These cash distributions will be made over a three year period, beginning in February 2009, with the majority of grantees receiving their entire distribution in 2009. For the year ended December 31, 2008, AMG recorded a liability and a charge to selling, general and administrative expense of $3,523,000 for such distribution.

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

Other

As of the Spin Off Date, DHC stock options held by an officer and director of DHC, who is currently a director of DHC’s successor, were converted into options to purchase shares of the applicable series of Ascent Media common stock and options to purchase shares of the applicable series of common stock of DHC’s successor. In accordance with the conversion calculation, the holder received 11,722 Ascent Media Series A options with exercise prices ranging from $15.21 to $29.42 and 76,210 Ascent Media Series B options with an exercise price of $25.29. In accordance with the terms of the original DHC option and the conversion, the holder may elect, at the exercise date, to convert the Series B options into 93,115 Series A options with an exercise price of $22.53. All of these options are fully vested. The Ascent Media Series B options (and the Ascent Media Series A options into which such Series B options may be converted) expire in 3 years. The remainder of the Ascent Media Series A options expire in 5 to 9 years. All of these options were exercised in 2009.

Grants of Stock-based Awards

2009

In the fourth quarter of 2009, four non-employee directors were granted a combined total of 15,923 shares of restricted stock awards that vest quarterly over two years. The restricted stock had a fair value of $24.81 per share which was the closing price of the Ascent Media Series A common stock on the date of grant.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In the first quarter of 2009, certain key employees were granted a total of 116,740 options to purchase Ascent Media Series A common stock for a weighted average exercise price of $25.30 per share. Such options vest quarterly over four years from the date of grant, terminate 10 years from the date of grant and had a weighted-average fair value at the date of grant of $12.30, as determined using the Black-Scholes Model. For the 2009 stock grants, the assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 50%, a risk-free interest rate of 1.51%, an expected life of 6.1 years and a dividend yield of zero.

2008

In the fourth quarter of 2008, each of the three non-employee directors then on the Board of Ascent Media was granted 11,030 options to purchase Ascent Media Series A common stock with an exercise price of $21.81. Such options vest quarterly over two years from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $10.50 per share, as determined using the Black-Scholes Model. In addition, the three non-employee directors were each granted 1,146 restricted stock awards that also vest quarterly over two years. The restricted stock had a fair value of $21.81 per share which was the closing price of the Ascent Media Series A common stock on the date of grant.

In the fourth quarter of 2008, two employee officers were granted a total of 468,858 options to purchase Ascent Media Series A common stock with a weighted average exercise price of $22.16 per share. Such options vest quarterly over five years from the date of the Ascent Media Spin Off, terminate 10 years from the date of Ascent Media Spin Off and had a weighted-average grant date fair value of $11.14, as determined using the Black-Scholes Model. In addition, the officers were granted a total of 126,243 restricted stock awards that vest quarterly over four years. The restricted stock had a weighted-average fair value of $22.16 which was equal to the closing price of the Ascent Media Series A common stock on the dates of grant.

For the 2008 stock grants discussed above, the weighted average grant date assumptions used for the Black-Scholes Model were a volatility factor of 50%, a risk-free interest rate of 2.44%, an expected life of 5.9 years and a dividend yield of zero.

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Ascent Media Series A and Series B common stock.

	Series A		Series B
	Common Stock	WAEP	Common Stock	WAEP

Outstanding at January 1, 2009	513,670	$20.57	76,210
Grants	116,740	$25.30	—
Exercises	(11,722)	$16.60	(76,210)	$25.29

Outstanding at December 31, 2009	618,688	$22.73	—

Exercisable at December 31, 2009	155,648	$22.57	—

As of December 31, 2009, the total compensation cost related to unvested equity awards was approximately $7,540,000. Such amount will be recognized in the consolidated statements of operations over a weighted average period of approximately 3.50 years. The intrinsic value of outstanding and exercisable stock options awards at December 31, 2009 was $1,182,000 and $563,000, respectively. The weighted average remaining contractual life of both exercisable and outstanding awards at December 31, 2009 was 8.75 years.

(13)	Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Media’s Board of Directors. As of December 31, 2009, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Media Series A common stock are entitled to one vote for each share held, and holders of Ascent Media Series B common stock are entitled to 10 votes for each share held. Holders of Ascent Media Series C common stock are not entitled to any voting powers, except as required by Delaware law. As of December 31, 2009, 13,446,241 shares of Series A common stock was outstanding. As of December 31, 2009, 734,127 shares of Series B common stock was outstanding. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock. As of December 31, 2009, no shares of Ascent Media Series C common stock were issued. The following table presents the activity in the Series A and Series B common stock:

	Series A	Series B
	Common Stock	Common Stock

Distributed on Spin Off date	13,401,886	659,732
Vesting of restricted stock	7,890	—

Balance at December 31, 2008	13,409,776	659,732
Conversion from Series B to Series A shares	1,815	(1,815)
Vesting of restricted stock	22,928	—
Stock option exercises	11,722	76,210

Balance at December 31, 2009	13,446,241	734,127

As of December 31, 2009, there were 618,688 shares of Ascent Media Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the consolidated balance sheets and consolidated statement of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and pension adjustments.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

				Accumulated
	Foreign	Unrealized		Other
	Currency	Holding		Comprehensive
	Translation	Gains, Net	Pension	Earnings (Loss),
	Adjustments(a)	of Income Tax(b)	Adjustments(c)	Net of Taxes
		Amounts in thousands

Balance at December 31, 2006	$10,287	—	(1,656)	8,631
Other comprehensive earnings	2,337	—	(255)	2,082

Balance at December 31, 2007	12,624	—	(1,911)	10,713
Other comprehensive loss	(18,603)	—	(63)	(18,666)

Balance at December 31, 2008	(5,979)	—	(1,974)	(7,953)
Other comprehensive loss	4,693	1,352	(1,709)	4,336

Balance at December 31, 2009	$(1,286)	1,352	(3,683)	(3,617)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a)	No income taxes were recorded on foreign currency translation amounts for 2009, 2008 and 2007.

(b)	Net of income taxes of $978,000 for 2009.

(c)	No income taxes were recorded on the pension adjustment amounts for 2009, 2008 and 2007.

(14)	Employee Benefit Plans

Defined Contribution Plan

AMG offers a 401(k) defined contribution plan covering most of its full-time domestic employees. AMG also sponsors a pension plan for eligible employees of its foreign subsidiaries. The plans are funded by employee and employer contributions. Total combined 401(k) plan and pension plan expenses for the years ended December 31, 2009, 2008 and 2007 were $3,844,000, $4,328,000 and $4,645,000, respectively.

Management Incentive Plan

AMG offers a Management Incentive Plan (“MIP”) which provides for annual cash incentive awards based on company and individual performance. Certain executive officers and certain employees with a title of divisional managing director, corporate director or higher are eligible to receive awards under the MIP, as determined by a management incentive plan compensation committee. To the extent an award is earned, it is payable no later than two and one-half months following the end of the applicable plan year. Participants must be employed by AMG through the payment date to be eligible to receive the award. The forecasted award liability is accrued on a monthly basis throughout the plan year. For the year ended December 31, 2009, the MIP plan was suspended and no expense was recorded. For the years ended December 31, 2008 and 2007, total MIP expense was $2,567,000 and $2,650,000, respectively. The MIP liability at December 31, 2008 was equivalent to the expense for that year.

Defined Benefit Plans

AMG has two defined benefit plans in the United Kingdom. Participation in the defined benefit plans is limited with approximately 142 participants, including retired employees. The plans are closed to new participants.

AMG uses a measurement date of December 31 for its defined benefit pension plans.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The obligations and funded status of the defined benefit plans for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended
	2009	2008
	Amounts in thousands

Change in Benefit Obligation:
Benefit Obligation — beginning of year	$7,460	11,385
Service cost	49	91
Interest cost	514	475
Actuarial (gain) loss	1,596	(802)
Plan amendments	—	114
Settlements	(81)	(272)
Benefits paid	(231)	(421)
Member contributions	16	22
Foreign currency exchange rate changes	747	(3,132)

Benefit Obligation — end of year	10,070	7,460

Change in Plan Assets:
Fair Value of plan assets — beginning of year	6,215	9,124
Actual return on assets	166	(466)
Settlements	(99)	(314)
Employer contributions	847	780
Member contributions	16	22
Benefits paid	(231)	(421)
Foreign currency exchange rate changes	622	(2,510)

Fair Value of plan assets — end of year	7,536	6,215

Unfunded Status	$(2,534)	(1,245)

AMG had recorded the entire unfunded balance in the table above for each year in the other liability account on the consolidated balance sheet. The projected benefit obligation and accumulated benefit obligation at December 31, 2009 and 2008 are equal to the “Benefit obligation — end of year” amount in the table above. The accumulated other comprehensive income balance at December 31, 2009 and 2008, included pension adjustments of $(3,683,000) and $(1,974,000), respectively.

The following table sets forth the average assumptions and the asset category allocations of the defined benefit plans for the years ended December 31, 2009 and 2008.

	2009	2008

Assumptions:
Discount rate	5.75%	6.25%
Long-term return on plan assets	5.23%	4.83%
Price inflation	3.80%	3.00%
Asset Category Allocations:
Debt securities	44%	49%
Equity securities	33%	29%
Other	23%	22%

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amount of pension cost recognized for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 30,
	2009	2008	2007
	Amounts in thousands

Service cost	$49	104	107
Interest cost	506	540	551
Expected return on plan assets	(341)	(419)	(474)
Amortization of net loss	141	130	75
Recognized transitional liability	—	—	133
Settlement loss	—	—	65

	$355	355	457

The Company employs a mix of investments, insurance policies and cash at a prudent level of risk in order to maximize the long-term return on plan assets. The investment objectives are to meet the future benefit obligations of the pension plans and to reduce funding volatility as much as possible. The Level 3 activity was not significant during 2009. The fair value of the plan assets as of December 31, 2009 are as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$440	—	—	440
Pooled investment funds	2,783	—	—	2,783
Debt investments	1,868	—	—	1,868
Insurance policies	1,449	—	996	2,445

Total	$6,540	—	996	7,536

The estimated future benefit payments as of December 31, 2009 are as follows:

Year ended December 31:
2010	$390
2011	$432
2012	$167
2013	$585
2014	$252
Thereafter	$1,684

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	Commitments and Contingencies

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2010	$24,453
2011	$21,935
2012	$17,561
2013	$12,960
2014	$12,526
Thereafter	$38,648

Rent expense for noncancelable operating leases for real property and equipment was $24,841,000, $25,975,000 and $22,988,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

In December 2003, Ascent Media acquired the operations of Sony Electronics’ systems integration center business and related assets, which is referred to as SIC. In the original exchange, Sony received the right to be paid by the end of 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. (“AF Associates”), and SIC. At the time of the original exchange, the value of 20% of the combined business of AF Associates and SIC was estimated at $6,100,000. On July 30, 2008, Ascent Media and Sony Electronics entered in to an amended agreement which required Ascent Media to immediately pay $1,874,000 to Sony Electronics as a partial payment of the 20% of value, but delayed Sony’s right to be paid further amounts until a date no earlier than December 31, 2012. In 2009, the combined business of AF Associates and SIC experienced a significant decline in the number of large system integration projects as customers reduced spending in response to a weaker economic climate. As a result, the fair value of the 20% of the combined business of AF Associates and SIC was reduced from $6,100,000 to $2,008,000. Ascent Media recorded a credit of $4,092,000 in SG&A expense in the consolidated statement of operations. The remaining liability of $134,000 is included in other liabilities in the consolidated balance sheet. The combined business of AF Associates and SIC is included in the Content Services group.

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(16)	Related Party Transactions

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery Communications, Inc. (“DCI”). Ascent Media, previously a wholly-owned subsidiary of DHC, and DCI’s predecessor, previously an equity investment of DHC, were related parties through the date of the Ascent Media Spin Off. DHC and that predecessor are now both wholly-owned subsidiaries of DCI. Revenue recorded by Ascent Media for these services in 2008 through the date of the Ascent Media Spin Off and for the year ended December 31, 2007 was $24,727,000 and $41,216,000, respectively. Ascent Media continues to provide services to DCI subsequent to the Ascent Media Spin Off that are believed to be at arms-length rates.

(17)	Information About Reportable Segments

Ascent Media’s chief operating decision maker, or his designee (the “CODM”), has identified Ascent Media’s reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent more than 10% of the Ascent Media’s consolidated revenue or earnings before taxes. Based on the

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

foregoing criteria, Ascent Media’s business units have been aggregated into two reportable segments: the Content Services group and the Creative Services group.

Ascent Media is organized into two operating groups: businesses that provide content services and businesses that provide creative services. The Content services group provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet, as well as the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and distributed media signals via satellite and terrestrial networks. The Creative Services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers and TV spots, documentaries, independent films, scripted and reality television, TV movies and mini-series, television commercials, internet and new media advertising, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

Ascent Media evaluates the performance of its reportable segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (which is referred to as “adjusted OIBDA”). Ascent Media defines “adjusted OIBDA” as revenue less cost of services and selling, general and administrative expenses (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations) and defines “segment adjusted OIBDA” as adjusted OIBDA as determined in each case for the indicated operating segment or segments only. Ascent Media believes that segment adjusted OIBDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted OIBDA excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA and segment adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of Ascent Media’s liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis. Adjusted OIBDA and segment adjusted OIBDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted OIBDA and segment adjusted OIBDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Ascent Media’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information concerning the reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services
	Group	Group	Subtotal	Other(1)	Total
	Amounts in thousands

Year ended December 31, 2009
Revenue from external customers	$281,050	172,631	453,681	—	453,681
Adjusted OIBDA	$25,976	19,108	45,084	(25,458)	19,626
Capital expenditures	$18,095	7,306	25,401	4,585	29,986
Depreciation and amortization	$38,528	12,867	51,395	5,725	57,120
Total assets	$193,750	96,493	290,243	392,240	682,483
Year ended December 31, 2008
Revenue from external customers	$409,111	172,514	581,625	—	581,625
Adjusted OIBDA	$36,577	23,184	59,761	(28,410)	31,351
Capital expenditures	$22,510	9,903	32,413	4,749	37,162
Depreciation and amortization	$37,744	12,226	49,970	5,721	55,691
Total assets	$236,452	98,587	335,039	410,265	745,304
Year ended December 31, 2007
Revenue from external customers	$385,379	185,352	570,731	—	570,731
Adjusted OIBDA	$36,437	35,529	71,966	(22,839)	49,127
Capital expenditures	$26,055	8,965	35,020	3,832	38,852
Depreciation and amortization	$37,784	14,873	52,657	6,007	58,664
Total assets	$331,931	207,707	539,638	291,348	830,986

(1)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in other is (i) corporate SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of all cash and cash equivalents, investments in marketable securities and deferred income tax assets.

The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2009	2008	2007
	Amounts in thousands

Total adjusted OIBDA	$19,626	31,351	49,127
Stock-based and long-term incentive compensation	(2,401)	(3,531)	(262)
Accretion expense on asset retirement obligations	(239)	(296)	(296)
Restructuring and other charges	(7,273)	(8,801)	(761)
Depreciation and amortization	(57,120)	(55,691)	(58,664)
Gain on sale of operating assets, net	467	9,038	463
Impairment of goodwill	—	(95,069)	(165,347)
Participating residual interest change in fair value	4,061	—	—
Other income, net	1,244	7,587	9,251

Loss from continuing operations before income taxes	$(41,635)	(115,412)	(166,489)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Information as to the operations in different geographic areas is as follows:

	Years Ended December 31,
	2009	2008	2007
	Amounts in thousands

Revenue
United States	$364,251	454,456	443,775
United Kingdom	67,311	104,489	102,157
Other countries	22,119	22,680	24,799

	$453,681	581,625	570,731

Property and equipment, net
United States	$149,919	165,008
United Kingdom	22,914	29,111
Other countries	14,665	17,693

	$187,498	211,812

(18)	Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands,
	except per share amounts

2009:
Revenue	$115,257	114,269	106,949	117,206

Operating loss	$(11,105)	(12,566)	(11,968)	(7,240)

Net loss	$(6,448)	(7,204)	(6,414)	(32,831)

Basic and diluted net earnings (loss) per common share	$(0.46)	(0.51)	(0.46)	(2.33)

2008:
Revenue	$158,083	158,601	141,033	123,908

Operating income (loss)	$(6,392)	(3,936)	(6,410)	(106,261)

Net earnings (loss)	$(4,515)	(1,543)	39,328	(97,889)

Basic and diluted net earnings (loss) per common share	$(0.32)	(0.11)	2.80	(6.96)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2010:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2010 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2010.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Part II of this Annual Report:

Ascent Media Corporation:

(a) (2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a) (3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
2.2	Purchase Agreement, dated as of August 8, 2008, by and among Ascent Media Corporation, Ascent Media CANS, LLC and AccentHealth Holdings, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).

3.1	Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
3.2	Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.3	Rights Agreement between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
4.4	Form of Amendment No. 1 to Rights Agreement by and between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).
10.1	Services Agreement, dated September 16, 2008, between Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.2	Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.3	Ascent Media Group, LLC 2006 Long-Term Incentive Plan (As Amended and Restated Effective September 9, 2008) (incorporated by reference to Exhibit 10.3 to Amendment No. 7 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on September 10, 2008).
10.4	Ascent Media Group, LLC 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.5	Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to Ascent Media Corporation’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).
10.6	Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company and Liberty Media Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Discovery Holding Company filed on August 10, 2005).
10.7	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.8	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.9	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.10	Employment Agreement, dated as of February 11, 2008, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.11	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.12	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.14 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.13	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.15 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.14	Employment Agreement, dated February 9, 2009, by and between Ascent Media Corporation and William R. Fitzgerald (incorporated by reference to Exhibit 10.16 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.15	Employment Agreement, dated as of April 13, 2009, between Ascent Media Corporation and John A. Orr (incorporated by reference to Exhibit 10.1 to Ascent Media Corporation’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).
10.16	Asset Purchase Agreement, dated February 17, 2010, between Ascent Media Network Services Europe Limited, Ascent Media Group LLC and Discovery Communications Europe Limited (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 23, 2010).
21	List of Subsidiaries of Ascent Media Corporation (incorporated by reference to Exhibit 21 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
23	Consent of KPMG LLP, independent registered public accounting firm.*
24	Power of Attorney dated March 12, 2010.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT MEDIA CORPORATION

By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Dated: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald William R. Fitzgerald	Chairman of the Board, Director and Chief Executive Officer	March 12, 2010

/s/ Jose A. Royo Jose A. Royo	Director, President and Chief Operating Officer	March 12, 2010

/s/ Philip J. Holthouse Philip J. Holthouse	Director	March 12, 2010

/s/ John C. Malone John C. Malone	Director	March 12, 2010

/s/ Brian C. Mulligan Brian C. Mulligan	Director	March 12, 2010

/s/ Michael J. Pohl Michael J. Pohl	Director	March 12, 2010

/s/ Carl E. Vogel Carl E. Vogel	Director	March 12, 2010

/s/ George C. Platisa George C. Platisa	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 12, 2010

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
2.2	Purchase Agreement, dated as of August 8, 2008, by and among Ascent Media Corporation, Ascent Media CANS, LLC and AccentHealth Holdings, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
3.1	Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
3.2	Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.3	Rights Agreement between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July
23, 2008).
4.4	Form of Amendment No. 1 to Rights Agreement by and between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).
10.1	Services Agreement, dated September 16, 2008, between Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.2	Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.3	Ascent Media Group, LLC 2006 Long-Term Incentive Plan (As Amended and Restated Effective September 9, 2008) (incorporated by reference to Exhibit 10.3 to Amendment No. 7 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on September 10, 2008).
10.4	Ascent Media Group, LLC 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.5	Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to Ascent Media Corporation’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.6	Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company and Liberty Media Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Discovery Holding Company filed on August 10, 2005).
10.7	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.8	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.9	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.10	Employment Agreement, dated as of February 11, 2008, by and between Ascent Media Group, LLC and Jose A. Royo (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.11	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.12	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.14 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.13	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.15 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.14	Employment Agreement, dated February 9, 2009, by and between Ascent Media Corporation and William R. Fitzgerald (incorporated by reference to Exhibit 10.16 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.15	Employment Agreement, dated as of April 13, 2009, between Ascent Media Corporation and John A. Orr (incorporated by reference to Exhibit 10.1 to Ascent Media Corporation’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).
10.16	Asset Purchase Agreement, dated February 17, 2010, between Ascent Media Network Services Europe Limited, Ascent Media Group LLC and Discovery Communications Europe Limited (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 23, 2010).
21	List of Subsidiaries of Ascent Media Corporation (incorporated by reference to Exhibit 21 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
23	Consent of KPMG LLP, independent registered public accounting firm.*
24	Power of Attorney dated March 12, 2010.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*

*	Filed herewith.