Form 10-K/A
period 2009-12-31
Ascent Media CORP
filed 2010-04-30
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of Ascent Media Corporation’s common stock as of March 31, 2010 was: Series A common stock 13,457,149 shares; and Series B common stock 734,127 shares.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) to include all of the Part III information required by applicable SEC rules and regulations. The Registrant intended to satisfy its obligations by incorporating by reference into Part III of the Form 10-K the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders. However, the Registrant will be unable to file its definitive proxy statement within the time period allotted for incorporation by reference under applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Ascent Media Corporation as “Ascent Media,” “us,” “we” and “our” in this report.

ASCENT MEDIA CORPORATION
2009 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, and where applicable, positions with our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors.

William R. Fitzgerald

•	Professional Background: A director of our company since September 2008. Mr. Fitzgerald is Chairman of the Board and Chief Executive Officer of our company. Mr. Fitzgerald has served as Chairman of Ascent Media Group, Inc., a predecessor of Ascent Media Group, LLC, our principal operating subsidiary (“AMG”), since July 2000. Mr. Fitzgerald has also served as a Senior Vice President of Liberty Media Corporation (“Liberty Media”), a media and communications company, since July 2000. Prior to joining Liberty Media, Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer, Operations Administration for AT&T Broadband (formerly known as Tele-Communications, Inc. (“TCI”)), a cable television company, from 1999 to 2000 and was Executive Vice President and Chief Operating Officer of TCI Communications, Inc. from 1998 to 1999.

•	Other Public Company Directorships: Mr. Fitzgerald has served as a director of Expedia, Inc. since March 2006. In addition, Mr. Fitzgerald served as a director of Cablevision Systems Corporation from 1999 to 2000.

•	Age: 52

•	Board Membership: Mr. Fitzgerald brings to our board 30 years of experience in the media and telecommunications industries. He has an in-depth understanding of our operating business and the history of our organization coupled with significant executive and leadership experience.

Philip J. Holthouse

•	Professional Background: A director of our company since September 2008. Mr. Holthouse is a partner with Holthouse Carlin & Van Trigt LLP, where he provides tax planning and tax consulting services for privately held businesses and high net-worth individuals primarily in the real estate, entertainment and service industries.

•	Other Public Company Directorships: Mr. Holthouse served on the board and audit committee of Napster, Inc. from January 2004 to October 2008.

•	Age: 51

•	Board Membership: Mr. Holthouse brings to our board experience as a public company director and an audit committee member, coupled with an understanding of the entertainment and service industries in which we operate. His tax and accounting training enables him to provide our board with sophisticated financial insight.

John C. Malone

•	Professional Background: A director of our company since January 2010. Mr. Malone has served as the Chairman of the Board and a director of Liberty Media since 1994, as the Chief Executive Officer of Liberty Media from August 2005 to February 2006 and as the Chief Executive Officer of TCI from January 1994 to March 1997.

•	Other Public Company Directorships: Mr. Malone has served as the Chairman of the Board of Liberty Global, Inc. (“LGI”) since June 2005 and Chairman of the Board of DIRECTV since November 2009.

Previously, he served as Chairman of the Board of LGI’s predecessor, Liberty Media International, Inc., from March 2004 to June 2005, as Chairman of the Board of DIRECTV’s predecessor, The DIRECTV Group, Inc., from February 2008 to November 2009 and as Chairman of the Board of TCI from November 1996 until March 1999. He has served as a director of Discovery Communications Inc. since September 2008 and served as Chairman of the Board of its predecessor, Discovery Holding Corporation (“DHC”), from March 2005 to September 2008, and as a director of DHC from May 2005 to September 2008. Mr. Malone has served as a director of (i) InterActiveCorp since May 2006, (ii) Expedia, Inc. since August 2005, (iii) Sirius XM Radio Inc. (“Sirius”) since April 2009 and (iv) Live Nation Entertainment, Inc. since January 2010. Mr. Malone served as a director of (i) the Bank of New York Company, Inc. from June 2005 to April 2007, (ii) Cablevision Systems Corp. from March 2005 to June 2005 and (iii) UnitedGlobalCom, Inc. from January 2002 to June 2005.

•	Age: 69

•	Board Membership: Mr. Malone, as President of TCI, co-founded Liberty Media and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills and provides our board with executive leadership experience and long-term vision.

Brian C. Mulligan

•	Professional Background: A director of our company since September 2008. Mr. Mulligan is the vice chairman of the media and telecom group of Deutsche Bank Securities. From February 2005 through August 2009, Mr. Mulligan was chairman of Brooknol Advisors, LLC, an advisory and investment firm specializing in media and entertainment. From April 2004 through January 2005, Mr. Mulligan was a senior executive advisor — media and entertainment with Cerberus Capital Management, L.P., an investment firm. From September 2002 to March 2004, Mr. Mulligan was a founder of and principal with Universal Partners, a group formed to acquire Universal Entertainment. Prior to that, Mr. Mulligan held various senior-level positions, including senior executive advisor with The Boston Consulting Group, Inc., chairman for Fox Television, Inc., chief financial officer of The Seagram Company Ltd., an entertainment and beverage company, co-chairman of Universal Pictures, Inc., executive vice president of operations at Universal Entertainment and executive vice president — corporate development and strategy at MCA Inc., an entertainment and media conglomerate.

•	Other Public Company Directorships: Mr. Mulligan served on the board of Napster, Inc. from March 2003 to October 2008 and was a director of AMG from December 2002 to September 2003.

•	Age: 50

•	Board Membership: Mr. Mulligan brings to our board extensive executive experience in the entertainment and media sector coupled with financial expertise and the perspective of an investment banker. In addition, having previously served as a director of AMG, he has an understanding of our operating business and the history of our organization.

William E. Niles

•	Professional Background: Mr. Niles has served as Executive Vice President and General Counsel of AMG since January 2002, and, since the spin-off of our company from DHC in September 2008 (which we refer to as the “spin-off”), has also served as Executive Vice President and General Counsel of our company. From August 2006 through February 2008, Mr. Niles was a member of AMG’s executive committee. Prior to 2002, Mr. Niles was a senior executive handling legal and business affairs within AMG and its predecessor companies.

•	Age: 46

John A. Orr

•	Professional Background: Mr. Orr has served as Senior Vice President, Corporate Development, of our company since September 2008. Mr. Orr worked with Liberty Media from August 1996 until December 2008, spearheading numerous acquisition opportunities and serving most recently as Vice President of Investor Relations from 2003 until December 2008.

•	Age: 47

George C. Platisa

•	Professional Background: Mr. Platisa has served as Executive Vice President and Chief Financial Officer of AMG since May 2001, and, since the spin-off, has also served as Executive Vice President and Chief Financial Officer of our company. From August 2006 through February 2008, Mr. Platisa was a member of AMG’s executive committee.

•	Age: 53

Michael J. Pohl

•	Professional Background: A director of our company since September 2008. Mr. Pohl serves as an advisor to companies in the technology, media and telecommunications industries. From December 2008 through April 2009, Mr. Pohl served as a consultant to ARRIS Group, Inc., a communications technology company specializing in the design and engineering of broadband networks, where he served as the interim Vice President and General Manager of the On Demand Systems Division from December 2007 through December 2008. Mr. Pohl was President of Global Strategies at C-COR Incorporated from January 2005 to December 2007, when C-COR Incorporated was acquired by ARRIS Group, Inc. Mr. Pohl served as the President and Chief Executive Officer of nCUBE Corporation from 1999 to 2005.

•	Other Public Company Directorships: Mr. Pohl has served on the board and compensation committee of BigBand Networks, Inc. (“BigBand”) since May 2009 and on its audit committee since June 2009. In addition, Mr. Pohl was appointed as Chairman of the Board of BigBand in February 2010.

•	Age: 58

•	Board Membership: Mr. Pohl brings to our board valuable technological insight and 25 years of extensive experience in the media and telecommunications industries. His management experience and financial expertise is complemented by his knowledge of applied sciences.

Jose A. Royo

•	Professional Background: A director of our company since September 2008. Mr. Royo has served as President and Chief Executive Officer of AMG since February 2008, and since the spin-off, has also served as President and Chief Operating Officer of our company. From July 2001 until his appointment as CEO, Mr. Royo served in various positions at AMG, including Vice President of the New Products Division, Senior Vice President of the Digital Services Group, and Chief Technology Officer.

•	Other Public Company Directorships: None.

•	Age: 44

•	Board Membership: Mr. Royo brings to our board an intimate knowledge of our business and our technology which was acquired as he rose through the management ranks of our company. Considered a true leader in our organization, his experience assists our board in formulating strategic alternatives and creating a long-term vision.

Carl E. Vogel

•	Professional Background: A director of our company since December 2009. Mr. Vogel is currently a Senior Advisor to DISH Networks Corporation (“DISH”), a publicly-traded company providing pay-TV services, and served as President of DISH from September 2006 until February 2008 and Vice Chairman of DISH from June 2005 until March 2009. Mr. Vogel is also a partner of SCP Worldwide LLC, a sports, media and entertainment company that owns and operates a variety of companies including the St. Louis Blues of the National Hockey League and Real Salt Lake of Major League Soccer. From October 2007 until March 2009, Mr. Vogel served as a Senior Advisor to EchoStar Corporation (“EchoStar”), a publicly-traded company in the digital set-top box and satellite services businesses. From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc. (“Charter”), a publicly-traded company providing cable television and broadband services. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for companies affiliated with Liberty Media. Mr. Vogel held various executive positions with DISH from 1994 until 1997, including serving as the President from 1995 until 1997.

•	Other Public Company Directorships: Mr. Vogel has served on the board of DISH since May 2005. In addition Mr. Vogel is serving on the board of directors and audit committees of Shaw Communications, Inc., Universal Electronics Inc. and NextWave Wireless Inc. Mr. Vogel is also currently serving as the chair of NextWave Wireless Inc.’s audit committee. From October 2007 until March 2009, Mr. Vogel served as the Vice Chairman of the board of directors of EchoStar. From October 2001 to January 2005, Mr. Vogel served on the board of Charter.

•	Age: 52

•	Board Membership: Mr. Vogel brings to our board of directors extensive executive leadership experience and board experience in the media and telecommunications industries, along with professional accounting and financial expertise.

There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption. During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of ethics is available on our website at www.ascentmediacorporation.com/Business-Conduct-Compliance-Programs.aspx.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, whose chairman is Philip J. Holthouse and whose other members are Brian C. Mulligan, Michael J. Pohl and Carl E. Vogel. Each of the members of the audit committee meets the applicable independence rules and regulations of NASDAQ and the SEC, as such rules and regulations exist on the date of this report, and each is financially literate as determined by our board of directors in light of applicable regulatory standards. Our board of directors has determined that each of Mr. Holthouse, Mr. Mulligan and Mr. Vogel is an “audit committee financial expert” under applicable SEC rules and regulations.

Risk Assessment in Compensation Programs

Following the completion of a risk assessment of our compensation programs applicable to all employees, we have concluded that the design and operation of our compensation programs do not provide our employees with incentive to engage in business activities or other actions that would threaten the value of our company or the investment of our stockholders. We have also concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on our company.

Item 11.	Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to:

•	William R. Fitzgerald;

•	George C. Platisa;

•	William E. Niles;

•	John A. Orr; and

•	Jose A. Royo.

Mr. Fitzgerald is our principal executive officer; Mr. Platisa is our principal financial officer; and Messrs. Niles, Orr and Royo are executive officers of our company. Currently our company does not have any other executive officers. We refer to Messrs. Fitzgerald, Platisa, Niles, Orr and Royo in this proxy statement collectively as our “named executive officers.”

Compensation Discussion and Analysis

Overview

The compensation committee of our board of directors has responsibility for overseeing the compensation of our named executive officers and ensuring that their compensation packages are consistent with the company’s compensation objectives. In furtherance of this purpose, our compensation committee reviews and makes recommendations regarding all cash-based components of the executive officers’ compensation packages and approves periodic corporate goals and objectives upon which compensation decisions are made. The compensation committee also administers our equity incentive plans and has the authority to make and modify grants under, and to approve or disapprove participation in, such plans.

Objectives

The compensation program for our named executive officers was designed to meet the following objectives that align with and support our strategic business goals:

•	attracting and retaining executive managers with the industry knowledge, skills, experience and talent to help our company attain its strategic objectives and build long-term company value;

•	emphasizing variable performance-based compensation components, which include equity-based compensation, by linking individual compensation with corporate operating metrics as well as individual professional achievements;

•	aligning the interests of management of our company with the interests of our shareholders; and

•	aligning the interests of management of AMG with the interests of our shareholders.

Principles

The following principles are used to guide the design of our executive compensation program and to ensure that the program is consistent with the objectives described above:

•	Competitive Positioning. We believe that our executive compensation program must provide compensation to our named executive officers that is both reasonable in relation to, and competitive with, the compensation paid to similarly situated employees of companies in our industry and companies with which we compete for talent. These companies include major motion picture studios, broadcast and cable programmers, numerous independent creative services providers, technology suppliers and companies in various industries that operate or manage data and communications networks. See “— Setting Executive Compensation” below.

•	“Pay for Performance” Philosophy. We believe our compensation program should align the interests of our named executive officers with the interests of our company and our shareholders by strengthening the link between pay and company and individual performance. Variable compensation, including plan-based awards, may represent a significant portion of the total compensation mix for our named executive officers.

Role of Chief Executive Officer in Compensation Decisions

Our Chief Executive Officer provides recommendations to the compensation committee with respect to all elements of compensation proposed to be paid to the other named executive officers in conjunction with his evaluation of their performance.

Setting Executive Compensation

Consistent with the principles outlined above, the compensation committee considers compensation data relating to other companies in reviewing and approving the compensation packages of our named executive officers. In 2008, the compensation committee engaged an outside consultant to compile compensation data for a select group of peer companies that operate in various markets within the technology, media, communications and entertainment industries, and include client-based, business-to-business service providers and operators of global data networks. This peer group was comprised of the following 14 publicly traded U.S. companies, with which our company shares various business characteristics, and which we compete for talent:

Activision Blizzard	Akamai Technologies
Crown Media Holdings	DreamWorks Animation
Hughes Communications	Liberty Media Corporation
Lions Gate Entertainment	Navarre
Palm	RealNetworks
Schawk	Take-Two Interactive Software
ValueClick	VeriSign

The compensation committee reviewed and analyzed this comparative data and, coupled with the committee members’ general business and industry knowledge and experience, established compensation levels for our named executive officers that the compensation committee believes to be both reasonable and competitive. The compensation committee did not establish any specific benchmarking targets in connection with its comparative review.

Elements of 2009 Executive Compensation

For 2009, the principal components of compensation for our named executive officers were:

•	base salary;

•	bonus or non-equity incentive compensation;

•	equity incentive compensation; and

•	limited perquisites and personal benefits.

A summary of each element of the compensation program for our named executive officers is set forth below. We believe that each element complements the others and that together they serve to achieve our compensation objectives.

Base Salary

We provide competitive base salaries to attract and retain high-performing executive talent. We believe that a competitive base salary is an important component of compensation as it provides a degree of financial stability for executives. The base salary level of each named executive officer is generally determined based on the responsibilities performed by such officer, his or her experience, overall effectiveness and demonstrated leadership ability, the performance expectations set for such officer, and competitive market factors. Notwithstanding the compensation committee’s favorable assessment of the named executive officers’ performance, the compensation committee determined not to make any changes to the base salaries of the named executive officers for 2009 as part of our company’s overall cost containment initiatives.

Bonus

Also consistent with our company’s cost containment initiatives, none of our named executive officers, except for Mr. Orr, received a cash bonus for services to our company for the 2009 calendar year. The compensation committee determined to grant Mr. Orr a cash bonus based on its positive review of Mr. Orr’s performance in 2009 and an evaluation of market data. The compensation committee took into account a number of qualitative factors in determining to grant Mr. Orr a bonus for 2009, without giving a specific weight to any single factor. In addition, based on the compensation committee’s review of market data for comparable executives, the compensation committee determined that Mr. Orr’s total cash compensation for 2009 was significantly below that of his peers and, accordingly, he should be awarded a cash bonus for his 2009 performance. The other named executive officers, who also received favorable reviews for their 2009 performance, received an equity award grant in lieu of a cash bonus. See “— Equity Incentive Compensation” below.

Non-Equity Incentive Compensation

MIP.  The compensation committee determined not to grant any awards in 2009 under AMG’s Management Incentive Plan (which we refer to as the “MIP”). The MIP has historically provided for annual cash incentive awards based on company and individual performance. In response to the impact of the global economic recession, AMG decided to suspend the MIP for the 2009 calendar year as a cost saving measure.

LTIP.  Each of Messrs. Niles, Platisa and Royo participates in AMG’s 2006 Long-Term Incentive Plan, as amended and restated as of September 9, 2008 (which we refer to as the “LTIP”). The LTIP provides for the grant by AMG of awards which we refer to as “phantom appreciation rights” or “PARs” to key employees of AMG. Subject to vesting in accordance with the LTIP, each PAR measures the increase, if any, in the Value (as defined below) of a phantom unit under the LTIP from the grant date to the date of exercise, in each case as defined in accordance with the LTIP. The LTIP is administered by a committee, which has authority to determine eligibility under the LTIP, to grant PARs to eligible personnel thereunder, to interpret the LTIP for all purposes, including the authority to make the calculations required by the LTIP in accordance with the terms thereof, and to make any adjustments provided for under the LTIP (including, as discussed below, certain adjustments to PAR Values), subject, in certain cases, to the approval of our compensation committee.

Pursuant to the LTIP, the “Value” of a phantom unit under the LTIP as of any valuation date is equal to the sum of (i) 6% of cumulative free cash flow (as defined in the LTIP) over a period of up to six years, divided by 500,000 (which we refer to as the “Free Cash Flow Component”) plus (ii) the calculated value of AMG, based on a formula set forth in the LTIP, divided by 10,000,000 (which we refer to as the “Company Value Component”). A maximum of 500,000 PARs may be granted under the LTIP. PARs that are exercised and paid, and PARs that are forfeited or canceled or otherwise not paid, are available for re-grant under the Plan. As of March 31, 2010, an aggregate of 337,000 PARs have been granted and are outstanding under the LTIP.

Under the LTIP, cumulative free cash flow is defined as the aggregate free cash flow, as of any valuation date, for all calendar years beginning on or after January 1, 2006 and ending on or before the applicable valuation date. Under the LTIP, free cash flow is defined as, for any calendar year:

•	the aggregate EBITDA of AMG;

•	less the sum of the capital expenditures of AMG for such year;

•	plus the aggregate cash amount actually expended by AMG for such year for payment of taxes other than federal or state income taxes;

•	plus the portion of any debt service payments allocable to interest on any outstanding debt of AMG for such year.

The LTIP defines the value of AMG for the purpose of calculating the Company Value Component as the sum of:

•	7.5 times the aggregate EBITDA of AMG for the calendar year last ended, excluding for this purpose EBITDA under certain long-term networks services contracts (which we refer to as the “Value EBITDA Component”); plus

•	the present value of the free cash flow projected to be generated over the life of such long-term networks services contracts, using a 10% discount rate (which we refer to as the “Value FCF Component”);

minus the sum of any indebtedness of AMG, the liquidation value of any preferred equity interests, and the aggregate amount of AMG’s obligations under the then outstanding vested PARs, and any amounts that are or may become payable under certain deferred compensation arrangements entered into by AMG or subsidiaries of AMG (which we refer to as the “Value Additional Adjustments Component”); calculated in each case as provided under the LTIP. Such value is calculated on a periodic basis pursuant to the terms of the LTIP.

In connection with a September 2008 amendment relating to our sale of the AccentHealth business, (which we refer to as the “LTIP Amendment”), AMG distributed to grantees who held PARs at the date of the sale certain amounts (which we refer to as “AH Distributions”) representing the increase in Value of a phantom unit under the LTIP attributable to the increase in the value of AccentHealth and the cumulative cash flow of AccentHealth from adoption of the LTIP through the date of the sale. The AH Distributions commenced in February 2009 and will be made, with respect to Messrs. Niles, Platisa and Royo, as follows:

Name	February 2009	August 2009	February 2010	August 2010	February 2011	Total

William E. Niles	$418,000	$83,600	—	—	—	$501,600
George C. Platisa	$418,000	$83,600	—	—	—	$501,600
Jose A. Royo	$295,398	$74,550	$25,783	$25,783	$25,783	$447,297

Following the date of the LTIP Amendment, the Value of phantom units under the LTIP no longer includes the value and free cash flow of AccentHealth, and the grant date Value of outstanding PARs was adjusted to reflect the exclusion, as described below.

As of December 31, 2009, (i) Messrs. Niles, Platisa and Royo had received grants, made as of August 3, 2006, of 60,000 PARs, 60,000 PARs and 35,000 PARs, respectively (which we refer to as the “August 2006 Grants”) and (ii) Mr. Royo had received an additional grant, made as of February 11, 2008, of 35,000 PARs (which we refer to as the “February 2008 Grant”), in each case subject to vesting as described below. The initial Value of the PARs granted pursuant to the August 2006 Grants was $50.50 as of the date of such grants, and was adjusted downward to $45.25 pursuant to the LTIP Amendment. The initial Value of the PARs granted pursuant to the February 2008 Grant was $49.91 as of the date of such grant, and was adjusted downward to $40.72 pursuant to the LTIP Amendment. There were no grants under the LTIP in 2009.

The amount, if any, by which the Value of a phantom unit on the exercise date of a PAR exceeds the grant date Value of a phantom unit is referred to under the LTIP as the “PAR Value” of such PAR. As of December 31, 2009, all PARs granted prior to such date had a PAR Value of zero (if exercised on such date) because the Value of each such PAR was less than the grant date Value of such PAR.

Awards under the LTIP (including the right to receive any future AH Distributions, as applicable) are subject to vesting. Unless otherwise determined by the committee in connection with any grant, and set forth in the applicable grant agreement, each award under the LTIP will vest in 12 equal quarterly installments over the 36-month period following the Grant Date, so long as the grantee remains continuously employed by our company on a full-time basis. A grantee who dies or becomes disabled while employed will be 100% vested in his or her PARs as of the date of death or disability.

Upon the termination of employment of a grantee, for any reason other than a termination for Cause as defined in the LTIP, such grantee will be deemed to exercise all of his or her vested PARs on the grantee’s termination date, based on the PAR Value as of the valuation date last preceding or on the date of termination, and all unvested PARs will be terminated. All PARs, whether vested or unvested, will automatically terminate unexercised upon any termination of employment of the grantee for Cause. All vested PARs then outstanding will be automatically exercised upon a change of control (as defined in the LTIP) or, if no change of control has then occurred, on March 31, 2012, which is referred to under the LTIP as the “Payment Date.” Pursuant to the LTIP, PARs may not be exercised in any other manner except as described above.

Following the exercise of vested PARs, if the PAR Value of such vested PARs is greater than zero, the grantee shall be entitled to receive consideration in the amount of such PAR Value, including interest (in the event of an exercise upon a change of control) from the date of exercise to the date of payment at the rate of three month LIBOR as published in the Wall Street Journal. Such consideration shall be payable at the earlier of the Payment Date and six months after the grantee’s separation from service (as defined in the LTIP). Any such consideration and all AH Distributions shall be payable in cash or, at the discretion of the committee, in shares of any publicly-traded class or series of common stock of AMG (if AMG is at such time a publicly-traded corporation) or of any corporate affiliate of AMG designated by the committee.

Equity Incentive Compensation

Consistent with our compensation philosophy, we seek to align the interests of our named executive officers with those of stockholders by awarding equity-based incentive compensation, ensuring that our executives have a continuing stake in the long-term success of our company and our subsidiaries.

The Ascent Media Corporation 2008 Incentive Plan (which we refer to as the “incentive plan”) provides for the grant of a variety of incentive awards, including non-qualified stock options, stock appreciation rights (which we refer to as “SARs”), restricted shares, stock units, cash awards and performance awards and is administered by our compensation committee. On January 16, 2009, under the incentive plan, each of Messrs. Niles and Platisa received a grant of options to purchase 27,640 shares of our Series A common stock and Mr. Royo received a grant of options to purchase 41,460 shares of our Series A common stock at an exercise price of $25.09 (which was the closing market price on the grant date). Those options vest quarterly over a four-year period and have a term of ten years, subject to certain specified early termination events. Messrs. Fitzgerald and Orr did not participate in this grant because they had already received equity awards at the end of 2008.

In addition, on March 1, 2010 the compensation committee granted each of Messrs. Fitzgerald, Royo, Platisa and Niles an award of restricted shares to reward them for their 2009 performance. The restricted shares vest in four equal quarterly installments with the first such installment having vested on March 17, 2010. These restricted shares were granted in lieu of cash bonuses to better align the interests of such executive officers with our stockholders and were based on the compensation committee’s favorable review of each of their performance in 2009. The compensation committee took into account a number of qualitative factors in determining to reward these named executive officers for their 2009 performance, without giving a specific weight to any single factor. Mr. Orr did not participate in this grant because he had received a grant in 2008 consisting of both options and restricted shares, and the compensation committee determined that his existing equity compensation is a significant enough portion of his total compensation to ensure that his interests are aligned with those of our stockholders. Rather, Mr. Orr received a cash bonus for his services in 2009 as described under “— Bonus” above.

Perquisites and Personal Benefits

In the year ended December 31, 2009, the limited perquisites and personal benefits provided to our named executive officers consisted generally of term life insurance premiums and 401(k) matching contributions. We also offered our named executive officers other benefits that are available on the same basis to all of our salaried employees, such as medical and disability insurance premiums.

Relocation Assistance and Related Tax Gross-Up

Consistent with our objective to attract and retain a high-performing executive management team, we may recruit candidates from throughout the U.S. to fill executive level openings and will reimburse the newly hired executive for relocation costs. To the extent such reimbursement is taxable to the recipient, we may also provide a cash payment to the recipient to offset the tax payable on such reimbursement, in whole or in part, taking into account the tax payable by the recipient on such tax gross-up as well.

Changes to Compensation Programs for 2010

The compensation committee has reviewed the compensation to be paid to Mr. Orr for the 2010 calendar year in light of his experience and responsibilities as an officer of our company and has determined to increase Mr. Orr’s annual base salary to better align his base salary with those of his market peers. The base salaries of the other named executive officers for 2010 will remain the same as part of our company’s cost containment initiatives. In February 2010, AMG determined not to implement the MIP for the 2010 plan year. To date, there have been no grants under the LTIP in 2010. We expect that any cash bonus paid to our executive officers for their 2010 performance will be determined in the discretion of the compensation committee.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to our named executive officers during the years ended December 31, 2009, 2008 and 2007 for services to Ascent Media and its subsidiaries. Such compensation includes amounts paid:

•	following the date of our spin-off, by us directly;

•	following the date of our spin-off, to Mr. Fitzgerald and Mr. Orr by Liberty Media for which we reimbursed Liberty Media pursuant to the terms of the Services Agreement, dated as of July 21, 2005 (which we refer to as the “services agreement”), between DHC and Liberty Media, which was assigned by DHC to our company in connection with the spin-off;

•	prior to the date of the spin-off, to Mr. Fitzgerald by Liberty Media, to the extent allocated to services provided by Mr. Fitzgerald to DHC and its subsidiaries, including AMG, under the services agreement; and

•	to Messrs. Niles, Platisa and Royo, by AMG.

SUMMARY COMPENSATION TABLE

							Non-Equity
					Stock	Option	Incentive Plan		All Other
Name and Principal Position	Year	Salary		Bonus	Awards(1)(2)	Awards(1)	Compensation(3)		Compensation		Total

William R. Fitzgerald	2009	$426,248	(4)	—	—	—	—		$5,384	(5)(9)	$431,632
Chairman and Chief	2008	$415,188	(6)	$59,108	$1,999,999	$3,789,884	—		$30,707	(6)	$6,294,886
Executive Officer	2007	$332,500	(6)	—	—	—	—		$49,875	(6)	$382,375
William E. Niles	2009	$509,845		—	—	$336,655	—		$8,770	(9)	$855,270
Executive Vice	2008	$488,842		—	—	—	$687,663	(7)(8)	$8,501	(9)	$1,185,006
President, General	2007	$440,000		—	—	—	$143,320	(7)	$7,948	(9)	$591,268
Counsel and Secretary
John A. Orr	2009	$321,250		$125,000	—	—	—		$1,826	(9)	$448,076
Senior Vice President	2008	$83,389		$54,844	$799,993	$1,432,356	—		$11,119	(6)	$2,381,701
	2007	—		—	—	—	—		—		—
George C. Platisa	2009	$509,845		—	—	$336,655	—		$10,320	(9)	$856,820
Executive Vice	2008	$490,323		—	—	—	$680,872	(7)(8)	$9,951	(9)	$1,181,146
President and Chief	2007	$475,000		—	—	—	$147,595	(7)	$9,484	(9)	$632,079
Financial Officer
Jose A. Royo	2009	$623,077		—	—	$504,983	—		$8,886	(9)	$1,136,946
President and Chief	2008	$563,846		—	—	—	$661,908	(7)(8)	$1,377	(9)	$1,227,131
Operating Officer	2007	$337,731	(10)	—	—	—	$77,006	(7)	$372	(9)	$415,109

(1)	The aggregate grant date fair value of stock awards and option awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2009 (which are included in our Annual Report on Form 10-K as filed with the SEC on March 12, 2010).

(2)	Does not include restricted stock awards granted in March 2010 for services rendered in 2009. See “— Compensation Discussion and Analysis — Elements of 2009 Executive Compensation — Equity Incentive Compensation” above.

(3)	Amounts granted pursuant to the LTIP (which include PARs and the AH Distributions) represent Non-Equity Incentive Plan Compensation. Because the Value of each PAR granted to our named executive officers does not exceed the initial Value of such PARs, as of December 31, 2009, the PAR Value of each such PAR, as of December 31, 2009, is zero. Accordingly, no amounts are recorded in the Summary Compensation Table reflecting the value of any outstanding PARs held by our named executive officers. The full amounts of the AH Distributions (including future payments) are recorded in the Summary Compensation Table. See footnote (7) below.

(4)	Includes amounts for Mr. Fitzgerald’s salary for January 2009 paid to Liberty Media pursuant to the services agreement.

(5)	Includes amounts paid to Mr. Fitzgerald for tax preparation fees.

(6)	Includes amounts paid by our company and/or DHC, as applicable, to Liberty Media pursuant to the services agreement for portions of the applicable officer’s salary and benefits.

(7)	Includes, as applicable, the following amounts paid pursuant to the MIP:

	Amounts ($)
Name	2008	2007

William E. Niles	186,063	143,320
George C. Platisa	179,272	147,595
Jose A. Royo	214,611	77,006

(8)	Includes, as applicable, the following amounts paid, and to be paid, as AH Distributions:

Name	Amounts ($)

William E. Niles	501,600
George C. Platisa	501,600
Jose A. Royo	447,297

(9)	Includes the following matching contributions to the applicable named executive officer’s 401(k) account:

	Amounts ($)
Name	2009	2008	2007

William E. Niles	8,250	7,750	7,500
George C. Platisa	9,800	9,200	9,000
John A. Orr	1,498	—	—
Jose A. Royo	8,250	—	—

Includes the following term life insurance premiums:

	Amounts ($)
Name	2009	2008	2007

William R. Fitzgerald	384	—	—
William E. Niles	520	751	448
John A. Orr	328	—	—
George C. Platisa	520	751	484
Jose A. Royo	636	1,377	372

(10)	Includes $10,231 paid to retroactively increase Mr. Royo’s salary for the year ended December 31, 2006.

Employment Agreements

Each of Messrs. Fitzgerald and Orr has entered into an employment agreement with our company, and each of Messrs. Platisa, Niles and Royo has entered an employment agreement with AMG, which agreements in each case set forth the respective terms and conditions of the applicable named executive officer’s employment. The material terms of the employment agreements of our named executive officers are set forth below.

Term

The term of the employment agreements of each of Messrs. Fitzgerald and Orr is five years, commencing effective as of September 17, 2008 (the date of the spin-off of our company from DHC) and ending on September 16, 2013. The term of the employment agreements of each of Messrs. Niles, Platisa and Royo is five years, commencing on September 1, 2006 and ending on August 31, 2011.

Base Salary

Pursuant to their respective employment agreements, each of our named executive officers receives a base salary that is subject to an annual review for increase by the compensation committee. The 2009 base salaries for each of our named executive officers are set forth in the “Summary Compensation Table” above.

Bonus

Each of Messrs. Fitzgerald and Orr is eligible to receive a bonus in a certain range based on percentages of the applicable named executive officer’s base salary (75% to 150% in the case of Mr. Fitzgerald, and 50% to 75% in the case of Mr. Orr). Each of Messrs. Fitzgerald’s and Orr’s entitlement to receive such bonus, and the actual amount thereof, is determined by the compensation committee in its sole discretion based on the applicable named executive officer’s achievement of certain performance criteria as the compensation committee may establish in its sole discretion.

Equity Incentive Awards

Each of the employment agreements of Messrs. Fitzgerald and Orr memorialized stock option and restricted stock grants previously made under the incentive plan to the applicable named executive officer, as previously reported. Mr. Fitzgerald’s employment agreement provided for the grant of the following equity awards: (i) options to purchase 347,059 shares of our Series A common stock at an exercise price of $21.81 and (ii) 91,701 restricted shares of our Series A common stock. Mr. Orr’s employment agreement provided for the grant of the following equity awards: (i) options to purchase 121,799 shares of our Series A common stock at an exercise price of $23.16 and (ii) 34,542 restricted shares of our Series A common stock. See “— Outstanding Equity Awards at Fiscal Year-End” below.

Non-Equity Incentive Awards

The employment agreements of each of Messrs. Platisa, Niles and Royo entitle the applicable named executive officer to participate in the MIP and the LTIP or any similar plan. For a description of the MIP and the LTIP, and amounts paid thereunder with respect to the fiscal year ended December 31, 2009, see “— Compensation Discussion and Analysis — Elements of 2009 Executive Compensation — Non-Equity Incentive Compensation” above.

Termination

The terms and conditions of compensation payable upon termination of the employment of each named executive officer are summarized in “— Potential Payments Upon Termination or Change-in-Control” below.

Gross-Up

Under Mr. Fitzgerald’s employment agreement, if any payment or distribution in the nature of compensation (as defined in Section 280G(b)(2) of the Code) to or for the benefit of Mr. Fitzgerald would be subject to excise tax imposed by Section 4999 of the Code, Mr. Fitzgerald will be entitled to receive a gross-up payment equivalent on an after-tax basis to the amount of such excise tax.

Effect on Prior Arrangements

From the date of the spin-off until the date of their respective employment agreements, each of Messrs. Fitzgerald and Orr provided services to our company under the services agreement. Under the services agreement, Liberty Media agreed to make available the services of certain Liberty Media personnel, including Messrs. Fitzgerald and Orr, to our company and we agreed to reimburse Liberty Media for that portion of such personnel’s salary and benefits as allocated to such personnel’s service to our company.

As a result of the execution of Mr. Fitzgerald’s employment agreement, beginning in February 2009, we pay Mr. Fitzgerald’s base salary directly and have no reimbursement obligation to Liberty Media with respect thereto. Mr. Fitzgerald’s base salary for January 2009 was payable by Liberty Media pursuant to the services agreement and partially reimbursable by our company. Liberty Media ceased providing compensation to Mr. Orr, and our reimbursement obligation to Liberty Media respect thereto ceased, on December 31, 2008. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Services Agreement with Liberty Media.”

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2009.

		All Other Option
		Awards: Number of
		Securities	Exercise or Base	Grant Date Fair
		Underlying Options	Price of Option	Value of Stock and
Name	Grant Date	(#)(1)	Awards ($)	Option Awards ($)

William R. Fitzgerald	—	—	—	—
William E. Niles	1/16/2009	27,640	$25.09	$336,655
John A. Orr	—	—	—	—
George C. Platisa	1/16/2009	27,640	$25.09	$336,655
Jose A. Royo	1/16/2009	41,460	$25.09	$504,983

(1)	Vests quarterly over 4 years from grant date. See “— Compensation Discussion and Analysis — Elements of 2009 Executive Compensation — Equity Incentive Compensation” above.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options to acquire shares of our common stock, and unvested restricted stock awards, which were outstanding as of December 31, 2009 and held by any of our named executive officers, including those awards granted during 2009 and reflected in the “Grants of Plan-Based Awards” table above.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Market Value of
	Unexercised	Unexercised	Option	Option	Number of Shares or	Shares or Units of
	Options-	Options-	Exercise	Expiration	Units of Stock That	Stock That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Have Not Vested (#)	Vested ($)

William R. Fitzgerald
Option Awards
Series A	86,763	260,296 (1)	$21.81	9/17/2018	—	—
Stock Awards
Series A	—	—	—	—	63,045 (3)	$1,609,539
William E. Niles
Option Awards
Series A	5,181	22,459 (2)	$25.09	1/16/2019	—	—
Stock Awards
Series A	—	—	—	—	—	—
John A. Orr
Option Awards
Series A	30,448	91,351 (1)	$23.16	9/17/2018	—	—
Stock Awards
Series A	—	—	—	—	23,748 (3)	$606,286
George C. Platisa
Option Awards
Series A	5,181	22,459 (2)	$25.09	1/16/2019	—	—
Stock Awards
Series A	—	—	—	—	—	—
Jose A. Royo
Option Awards
Series A	7,773	33,687 (2)	$25.09	1/16/2019	—	—
Stock Awards
Series A	—	—	—	—	—	—

(1)	Vests quarterly over five years from September 17, 2008.

(2)	Vests quarterly over four years from January 16, 2009.

(3)	Vests quarterly over four years from September 17, 2008.

Option Exercises and Stock Vested

No options to purchase shares of our common stock were exercised by our named executive officers during the year ended December 31, 2009.

The following table sets forth information regarding the vesting of restricted stock held by our named executive officers, in each case, during the year ended December 31, 2009.

	Stock Awards
	Number of Shares
	Acquired on Vesting	Value Realized on
Name	(#)(1)	Vesting ($)

William R. Fitzgerald
Series A	22,925	$583,270
John A. Orr
Series A	8,635	$219,697

(1)	Includes shares withheld in payment of withholding taxes at election of holder.

Potential Payments Upon Termination or Change-in-Control

Each of the employment agreements of our named executive officers provides for certain severance payments in the event of the termination of the employment of the applicable named executive officer, with adjustments to be made to such severance payments if such named executive officer’s employment is terminated concurrently with or following a change of control of our company.

Change of Control

Under each of the employment agreements of Messrs. Fitzgerald and Orr, a change of control of our company will be deemed to have occurred if any of the following occurs:

(i) any person or group (other than Mr. Malone and certain affiliates, each of whom we refer to as an “Ascent Permitted Holder”) acquires, together with stock already held by such person or group, more than 50% of the total fair market value or more than 50% of the total voting power of the stock of our company;

(ii) any person or group (other than an Ascent Permitted Holder) acquires, in a single transaction or in multiple transactions during a 12-month period, assets of our company having a gross fair market value of 40% or more of the total gross fair market value of all of our company’s assets immediately prior to such acquisition or acquisitions;

(iii) any person or group (other than an Ascent Permitted Holder) acquires, in a single transaction or in multiple transactions during a 12-month period, 30% or more of the total voting power of the stock of our company; or

(iv) a majority of our company’s board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the board of directors before the date of appointment or election.

Under each of the employment agreements of Messrs. Royo, Niles and Platisa, a change of control of AMG will be deemed to have occurred if any person or group (other than one or more of a parent entity of AMG, Mr. Malone and certain affiliates of each, each of whom we refer to as an AMG Permitted Holder):

(i) acquires, directly or indirectly, all or substantially all of the assets of AMG; or

(ii) becomes the beneficial owner of more than 50% of the aggregate voting power of AMG’s outstanding voting securities, and such person or group beneficially owns a greater percentage of such aggregate voting power than owned in the aggregate by the AMG Permitted Holders, subject to certain exceptions.

Termination for Cause

If our company (in the case of Messrs. Fitzgerald and Orr) or AMG (in the case of Messrs. Niles, Platisa and Royo) terminates any named executive officer’s employment for “Cause,” our company or AMG, as applicable, will have no further liability or obligations under the applicable agreement to such named executive officer other than accrued but unpaid base salary, vacation days and expenses. “Cause” is defined in each employment agreement to include: breaches of material obligations under the applicable employment agreement; continued failure to perform the applicable named executive officer’s duties; material violations of company policies or applicable laws and regulations; fraud, dishonesty or misrepresentation; gross negligence in the performance of duties; conviction of a felony or crime of moral turpitude; and other misconduct that is materially injurious to our financial condition or business reputation.

Termination Without Cause

If our company terminates the employment of Mr. Fitzgerald or Mr. Orr without cause, our company becomes obligated to pay the applicable named executive officer:

(i) accrued but unpaid base salary and vacation time;

(ii) a severance payment equal to:

•	if termination occurs prior to a change of control, as defined in the employment agreement, the product of 2 (in the case of Mr. Fitzgerald) or 1 (in the case of Mr. Orr) times the sum of (A) the named executive officer’s base salary (B) plus the named executive officer’s minimum target bonus (equal to 75%, in the case of Mr. Fitzgerald, or 50%, in the case of Mr. Orr, of the named executive officer’s base salary); or

•	if termination occurs concurrently with or following such a change of control, the product of 2.5 (in the case of Mr. Fitzgerald) or 1.5 (in the case of Mr. Orr) times the sum of (A) the named executive officer’s base salary (B) plus the named executive officer’s minimum target bonus (equal to 75%, in the case of Mr. Fitzgerald, or 50%, in the case of Mr. Orr, of the named executive officer’s base salary);

(iii) accrued but unpaid bonus for the calendar year prior to the year in which the termination occurs; and

(iv) incurred but unpaid expenses.

If AMG terminates the employment of Mr. Royo, Mr. Niles or Mr. Platisa without cause, AMG becomes obligated to pay the applicable named executive officer:

(i) accrued but unpaid base salary and vacation time;

(ii) a severance payment equal to:

•	if termination occurs prior to a change of control, as defined in the employment agreement, the named executive officer’s base salary times 2.0; or

•	if termination occurs concurrently with or following such a change of control, the product of 2.5 times the sum of (A) the named executive officer’s base salary and (B) an amount equal to the named executive officer’s average bonus award under the MIP for the preceding two years (or, if greater, 60% of the named executive officer’s target award under the MIP for the year of termination), in each case calculated as a percentage of base salary and applied to the named executive officer’s then current base salary;

(iii) in lieu of any award payable under the MIP with respect to the applicable year of termination:

•	if termination occurs prior to a change of control, as defined in the employment agreement, and (i) on a date that is on or prior to June 30 of the calendar year in which the termination occurs, an amount equal to the product of the named executive officer’s base salary for the year of termination multiplied by the named executive officer’s average bonus award under the MIP for the preceding two years, calculated as a percentage of base salary and applied to the named executive officer’s then current base salary (or, if greater, 60% of the named executive officer’s target award under the MIP for the year of termination), in each case calculated as a percentage of base salary, or (ii) on a date that is after June 30 of such calendar year, the greater of the amount determined in item (i) above or an amount equal to the named executive officer’s actual bonus award under the MIP for the applicable year, in each case prorated to the date of termination; or

•	if termination occurs concurrently with or following such change of control, an amount equal to the named executive officer’s average bonus award under the MIP for the preceding two years (or, if greater, 60% of the named executive officer’s target award under the MIP for the year of termination), in each case calculated as a percentage of base salary and applied to the named executive officer’s then current base salary, prorated to the date of termination; and

(iv) incurred but unpaid expenses.

Termination with Good Reason

Subject to certain notice provisions and our company’s rights with respect to a cure period or AMG’s rights with respect to a renegotiation period, as applicable, each of our named executive officers may terminate his employment for “Good Reason” and receive the same payments as if such named executive officer’s employment was terminated without Cause. “Good Reason” is defined in each employment agreement to include:

•	in the case of Mr. Fitzgerald, a material reduction in base salary, a material reduction in Mr. Fitzgerald’s responsibilities with our company, a material change in the office or location at which Mr. Fitzgerald is required to perform services and a material breach by our company of any provision in the Fitzgerald Employment Agreement;

•	in the case of Mr. Orr, a material reduction in base salary and a material breach by our company of any provision of the Orr Employment Agreement; and

•	in the case of Messrs. Niles, Platisa and Royo, a reduction in base salary, a breach by AMG of any material term of the applicable employment agreement, the relocation of the applicable named executive officer’s principal place of employment by more than 35 miles and the failure of the parties to negotiate a new, mutually acceptable employment agreement following a change of control.

Death or Disability

In the event any of our named executive officers dies or becomes disabled during such named executive officer’s term of employment, our company or AMG, as applicable, becomes obligated to pay such named executive officer (or his legal representative, as applicable):

(i) any accrued but unpaid base salary and vacation time;

(ii) incurred but unpaid expenses;

(iii) in the case of Mr. Fitzgerald, a lump sum amount equal to Mr. Fitzgerald’s annual base salary in effect on the date of termination multiplied by 2 (except if Mr. Fitzgerald is covered by our company’s basic life insurance group benefit plan, in which case the lump sum will be reduced to an amount equal to Mr. Fitzgerald’s annual base salary in effect on the date of termination);

(iv) in the case of Messrs. Niles or Platisa, a lump sum amount equal to such named executive officer’s monthly base salary in effect on the date of termination for the lesser of six months or the remainder of the term of the applicable employment agreement; and

(v) in the case of Mr. Royo an amount equal to the present value of the payments of base salary Mr. Royo would have received during the 24-month period following such termination, calculated by applying a 6% annual rate of interest without compounding.

Non-Renewal

Each of the employment agreements of Messrs. Fitzgerald, Niles, Platisa and Royo provides that, absent a prior change of control, if a new employment agreement is not executed to continue the applicable named executive officer’s employment beyond the term of the employment agreement, such named executive officer will be deemed terminated without Cause (except that if such named executive officer does not accept an offered employment agreement on terms at least as favorable as the employment agreement then in effect, such named executive officer shall be entitled to 1.0 times base salary, rather than 2.0 times base salary, as a severance payment).

LTIP

For a description of the LTIP and the PARs granted thereunder, see “— Compensation Discussion and Analysis — Elements of 2009 Executive Compensation — Non-Equity Incentive Compensation — LTIP” above. In the event of a change of control of AMG with respect to each PAR granted to a grantee that remains an employee of AMG or one of its subsidiaries on the date of such change of control:

•	the grantee will become 100% vested in such grantee’s PARs as of the date of such change of control; and

•	the grantee will be deemed to have exercised such grantee’s PARs as of the date of such change of control, with the applicable PAR Value to be determined by the LTIP committee in good faith based on the fair market value of the net proceeds received in connection with the change of control.

Under the LTIP, a “change in control” will be deemed to have occurred if there occurs a change in ownership of AMG or a change in ownership in a substantial portion of AMG’s assets. A change in ownership is deemed to have occurred if any person acquires ownership of the equity of AMG that constitutes more than 50% of the total fair market value or more than 50% of the total voting power of the equity of AMG. However, if any person or group already owns more than 50% of the total fair market value or more than 50% of the total voting power of AMG equity at the time of such acquisition, the acquisition of additional equity by the same person or group is not considered to cause a change in ownership. A change in the ownership of a substantial portion of AMG’s assets is deemed to have occurred if any person or group acquires 40% or more of the total gross fair market value of AMG’s assets. In either case, there is no change in control when there is a transfer to a person that is controlled by the shareholders of AMG immediately after the transfer.

Incentive Plan

Under certain conditions, including the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the incentive plan), options and SARs will become immediately exercisable, the restrictions on restricted shares will lapse and stock units will become fully vested, unless individual agreements state otherwise. At the time an award is granted, the compensation committee will determine, and the relevant agreement will provide for, any vesting or early termination, upon a holder’s termination of employment with our company, of any unvested options, SARs, stock units or restricted shares, and the period following any such termination during which any vested options, SARs and stock units must be exercised. Unless otherwise provided in the relevant agreement, (1) no option or SAR may be exercised after its scheduled expiration date, (2) if the holder’s service terminates by reason of death or disability (as defined in the incentive plan), his or her options or SARs shall remain exercisable for a period of at least one year following such termination (but not later than the scheduled expiration date) and (3) any termination of the holder’s service for “cause” (as defined in the incentive plan) will result in the immediate termination of all options, SARs and stock units and the forfeiture of all rights to any restricted shares retained distributions, unpaid dividend equivalents and related cash amounts held by such terminated holder. If a holder’s service terminates due to death or disability, options and SARs will become immediately exercisable, the restrictions on restricted shares will lapse and stock units will become fully vested, unless individual agreements state otherwise.

Benefits Payable Upon Termination

The following table sets forth benefits that would have been payable to each named executive officer if the employment of such named executive officer had been terminated on December 31, 2009, assumes that all salary, bonus and expense reimbursement amounts due on or before December 31, 2009 had been paid in full as of such date and does not include any amounts payable pursuant to the LTIP as the PAR Value of all PARs granted prior to December 31, 2009 was zero on such date. For more information regarding the number of PARs held by our named executive officers see “— PARs” below.

				Termination
			Termination	Without Cause or
			Without Cause or	for Good Reason
	Voluntary	Termination	for Good Reason	(No Change in
Name	Termination	for Cause	(Change in Control)	Control)	Death	Disability

William R. Fitzgerald
Severance	—	—	$1,863,750	$1,491,000	$852,000	$852,000
Bonus	—	—	—	—	—	—
Restricted Stock	—	—	$1,609,539	—	$1,609,539	$1,609,539
Options	$322,766	—	$1,291,059	$322,766	$1,291,059	$1,291,059
Total	$322,766	—	$4,764,348	$1,813,766	$3,752,598	$3,752,598
William E. Niles
Severance	—	—	$1,661,421	$982,000	$245,500	$245,500
Bonus	—	—	$173,569	$173,569	—	—
Restricted Stock	—	—	—	—	—	—
Options	$2,281	—	$12,162	$2,281	$12,162	$12,162
Total	$2,281	—	$1,847,152	$1,157,850	$257,662	$257,662
John A. Orr
Severance	—	—	$731,250	$487,500	—	—
Bonus	—	—	—	—	—	—
Restricted Stock	—	—	$606,286	—	$606,286	$606,286
Options	$72,167	—	$288,664	$72,167	$288,664	$288,664
Total	$72,167	—	$1,626,200	$559,667	$894,950	$894,950
George C. Platisa
Severance	—	—	$1,643,009	$982,000	$245,500	$245,500
Bonus	—	—	$166,204	$166,204	—	—
Restricted Stock	—	—	—	—	—	—
Options	$2,281	—	$12,162	$2,281	$12,162	$12,162
Total	$2,281	—	$1,821,375	$1,150,485	$257,662	$257,662
Jose A. Royo
Severance	—	—	$1,956,750	$1,200,000	$1,133,784	$1,133,784
Bonus	—	—	$182,700	$182,700	—	—
Restricted Stock	—	—	—	—	—	—
Options	$3,421	—	$18,242	$3,421	$18,242	$18,242
Total	$3,421	—	$2,157,692	$1,386,121	$1,152,026	$1,152,026

PARs.  The following sets forth (i) the number of PARs held by our named executive officers that had vested as of December 31, 2009 and (ii) the number of PARs held by our named executive officers that would have vested as of December 31, 2009 assuming a change of control had occurred prior to such date:

		Number of Pars Held
		That Would Have Vested
	Number of Pars Held	As of December 31,
	That had Vested as of	2009 Assuming a Change
Name	December 31, 2009	of Control

William R. Fitzgerald	—	—
William E. Niles	60,000	60,000
John A. Orr	—	—
George C. Platisa	60,000	60,000
Jose A. Royo	58,333	70,000

Compensation of Directors

Our directors who are also employees of our company receive no additional compensation for their services as directors. Each of our non-employee directors receives compensation for services as a director and, as applicable, for services as a member of any board committee, as described below. All of our directors are reimbursed for travel expenses relating to the attendance of our board or committee meetings.

Director Fees.  Each of our non-employee directors is paid an annual retainer fee of $55,000, payable quarterly in arrears effective as of September 17, 2009.

Director Plan.  The Ascent Media Corporation 2008 Non-employee Director Incentive Plan (which we refer to as the “director plan”) is administered by our entire board of directors. Our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The director plan is designed to provide our non-employee directors with additional remuneration for services rendered, to encourage their investment in our common stock (thereby increasing their proprietary interest in our business and increasing their personal interest in the continued success and progress of our company) and to aid in attracting persons of exceptional ability to become non-employee directors of our company. Our board may grant non-qualified stock options, SARs, restricted shares, stock units and cash awards or any combination of the foregoing under the director plan (which we refer to, collectively, as “director awards”).

The maximum number of shares of our common stock with respect to which director awards may be issued under the director plan is 500,000, subject to anti-dilution and other adjustment provisions of the director plan. Shares of our common stock issuable pursuant to director awards are made available from either authorized but unissued shares or shares that have been issued but reacquired by us (including shares purchased in the open market).

2009 Equity Grants.  On December 23, 2009, each of our non-employee directors received grants of restricted shares of our Series A common stock with a grant date fair value of $75,000. In addition, as compensation for our non-employee directors’ participation on the committees of our board of directors, on December 23, 2009, each of the chairs of our executive, audit, compensation and nominating and corporate governance committees received a grant of restricted shares of our Series A common stock with a grant date fair value of $15,000 and each member of our audit, compensation and nominating and corporate governance committees (excluding the chairs) received a grant of restricted shares of our Series A common stock with a grant date fair value of $5,000. All grants were made pursuant to our director plan. The restricted shares vest quarterly over two years and the first installment vested on February 13, 2010.

Director Compensation Table

The following table sets forth compensation earned or paid to our non-employee directors for services to our company during the year ended December 31, 2009.

	Fees Earned or Paid	Stock Awards
Name	in Cash ($)	($)(1)(2)	Total ($)

Philip J. Holthouse	$55,000	$100,009	$155,009
Brian C. Mulligan	$55,000	$100,009	$155,009
Michael J. Pohl	$55,000	$100,009	$155,009
Carl E. Vogel	$4,219	$95,022	$99,241

(1)	The aggregate grant date fair value of stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2009 (which are included in our Annual Report on Form 10-K as filed with the SEC on March 12, 2010).

(2)	As of December 31, 2009, our non-employee directors held the following stock incentive awards:

	Philip J. Holthouse	Brian C. Mulligan	Michael J. Pohl	Carl E. Vogel

Options
Series A	11,030	11,030	11,030	—
Restricted Stock
Series A	4,604	4,604	4,604	3,830

Compensation Committee Interlocks and Insider Participation

In 2009, the compensation committee of our board of directors consisted of Michael J. Pohl, Philip J. Holthouse and Brian C. Mulligan. No member of the compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with the company’s management the “Compensation Discussion and Analysis” included under “Item 11. Executive Compensation” above. Based on such review and discussions, the compensation committee recommended to the company’s board of directors that the “Compensation Discussion and Analysis” be included in this Form 10K/A.

Submitted by the Members of the Compensation Committee

Philip J. Holthouse
Brian C. Mulligan
Michael J. Pohl

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity (excluding any of our directors and executive officers) known by us to own more than five percent of the outstanding shares of any series of our common stock. All of such information is based on publicly available filings.

The security ownership information is given as of March 31, 2010, and, in the case of percentage ownership information, is based upon 13,457,149 shares of our Series A common stock and 734,127 shares of our Series B common stock, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

		Amount and
		Nature of
Name and Address	Title of	Beneficial		Percent of	Voting
of Beneficial Owner	Class	Ownership		Class	Power

Robert R. Bennett	Series A	17,980	(1)(2)(3)	*	3.8%
c/o Liberty Media Corporation	Series B	76,212	(1)(2)	10.4%
12300 Liberty Boulevard Englewood, CO 80112
BlackRock, Inc.	Series A	1,184,307	(4)	8.8%	5.7%
40 East 52nd Street New York, NY 10022
FMR LLC	Series A	857,185	(5)	6.4%	4.1%
82 Devonshire Street Boston, MA 02109
Mario J. Gabelli	Series A	1,177,969	(6)	8.8%	5.7%
c/o GAMCO Investors, Inc. One Corporate Center Rye, NY 10580
T. Rowe Price Associates, Inc.	Series A	873,977	(7)	6.5%	4.2%
100 E. Pratt Street Baltimore, MD 21202

*	Less than one percent.

(1)	Based upon the Schedule 13D filed on February 22, 2010 by Robert R. Bennett, which states that Mr. Bennett has sole voting power and sole dispositive power over 17,980 shares of Series A common stock and 76,212 shares of Series B common stock.

(2)	Includes 12,472 shares of Series A Common Stock and 76,210 shares of Series B common stock jointly held by Mr. Bennett and his wife, Deborah Bennett. Also includes 5,491 shares of Series A Common Stock and 2 shares of Series B Common Stock owned by Hilltop Investments, LLC, which is jointly owned by Mr. Bennett and his wife, Deborah Bennett.

(3)	Does not include beneficial ownership of shares of our Series A common stock issuable upon exercise of conversion rights relating to shares of our Series B common stock held by Mr. Bennett.

(4)	Based upon the Schedule 13G filed on January 29, 2010 by BlackRock, Inc., which states that BlackRock, Inc., a parent holding company, has sole voting power and sole dispositive power over 1,184,307 shares. All shares covered by the Schedule 13G are held by subsidiaries of BlackRock, Inc.

(5)	Based upon Amendment No. 1 to Schedule 13G filed on February 16, 2010 by FMR LLC, a parent holding company (“FMR”). Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, is the beneficial owner of 781,124 shares as a result of acting as an investment adviser. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR (“SAI”), is the beneficial owner of 11 shares as a result of acting as an investment adviser. Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR

(“PGATC”), is the beneficial owner of 76,050 shares as a result of acting as an investment manager. The Schedule 13G states that FMR has sole voting power over the 76,061 shares beneficially owned by SAI and PGATC and sole dispositive power over 857,185 shares.

(6)	Based upon Amendment No. 9 to Schedule 13D filed on March 15, 2010 by Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli Securities, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc. and Mario J. Gabelli (whom we collectively refer to as the “Gabelli Reporting Persons”). In addition to shares of our Series A common stock held directly by Mr. Gabelli, Mr. Gabelli is deemed to have beneficial ownership of those shares of our common stock held by the other Gabelli Reporting Persons. The Schedule 13D states that Mr. Gabelli has sole voting power and sole dispositive power over 1,300 shares.

(7)	Based upon Amendment No. 2 to Schedule 13G filed on February 12, 2010 by T. Rowe Price, an investment advisor, which states that T. Rowe Price has sole voting power over 241,429 shares and sole dispositive power over 873,977 shares. T. Rowe Price is deemed the beneficial owner of such shares as a result of acting as an investment advisor.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors, each of our named executive officers and by all of our directors and executive officers as a group, of shares of Series A common stock and Series B common stock. The security ownership information is given as of March 31, 2010, and, in the case of percentage ownership information, is based upon 13,457,149 shares of Series A common stock and 734,127 shares of Series B common stock, in each case, outstanding on that date. Such outstanding share amounts do not include shares of our common stock that may be issued upon the exercise of stock options, including stock options disclosed in the table below. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our equity incentive plans are included in the outstanding share numbers provided throughout this proxy statement. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2010, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, beneficial ownership of shares of our Series B common stock, though convertible on a one-for-one basis into shares of our Series A common stock, is reported as beneficial ownership of our Series B common stock only, and not as beneficial ownership of our Series A common stock. So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

		Amount and
		Nature of
	Title of	Beneficial		Percent of	Voting
Name of Beneficial Owner	Class	Ownership		Class	Power

William R. Fitzgerald	Series A	192,083	(1)(2)	1.4%	*
Chairman of the Board and Chief	Series B	—		—
Executive Officer
Philip J. Holthouse	Series A	13,468	(1)(2)(3)	*	*
Director	Series B	—		—
John C. Malone	Series A	150,617	(4)(5)(6)	1.1%	30.5%
Director	Series B	618,525	(4)(5)	84.3%
Brian C. Mulligan	Series A	13,448	(1)(2)	*	*
Director	Series B	—		—
William E. Niles	Series A	10,410	(1)(2)	*	*
Executive Vice President,	Series B	—		—
General Counsel and Secretary
John A. Orr	Series A	67,548	(1)(2)	*	*
Senior Vice President	Series B	—		—
George C. Platisa	Series A	10,410	(1)(2)	*	*
Executive Vice President and Chief	Series B	—		—
Financial Officer
Michael J. Pohl	Series A	13,448	(1)(2)	*	*
Director	Series B	—		—
Jose A. Royo	Series A	16,502	(1)(2)	*	*
President, Chief Operating Officer	Series B	—		—
and Director
Carl E. Vogel	Series A	3,830	(1)	*	*
Director	Series B	—		—
All directors and executive officers as a group (10 persons)	Series A	491,764	(1)(2)(3)	3.6%	31.8%
			(4)(5)(6)
	Series B	618,525	(4)(5)	84.3%

*	Less than one percent

(1)	Includes, as applicable, the following restricted shares of our Series A common stock which remain subject to vesting as of March 31, 2010:

Name	Restricted Shares

William R. Fitzgerald	61,570
Philip J. Holthouse	3,958
Brian C. Mulligan	3,958
William E. Niles	1,330
John A. Orr	21,590
George C. Platisa	1,330
Michael J. Pohl	3,958
Jose A. Royo	2,660
Carl E. Vogel	3,352

(2)	Includes, as applicable, beneficial ownership of the following shares of our Series A common stock that may be acquired upon exercise of stock options that are exercisable within 60 days of March 31, 2010:

Name	Option Shares

William R. Fitzgerald	104,115
Philip J. Holthouse	8,271
Brian C. Mulligan	8,271
William E. Niles	8,637
John A. Orr	36,537
George C. Platisa	8,637
Michael J. Pohl	8,271
Jose A. Royo	12,956

(3)	Includes 20 shares of our Series A common stock owned by Mr. Holthouse jointly with his wife.

(4)	Includes 26,833 shares of our Series A common stock and 17,046 shares of our Series B common stock held by Mr. Malone’s wife, Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(5)	Includes 16 and 55,317 shares of our Series A common stock held by two trusts with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trust. Also includes 2,570 shares of our Series A common stock and 9,178 shares of our Series B common stock held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts but has disclaimed beneficial ownership of the shares held by the trusts for the benefit of his children.

(6)	Includes 1 share of our Series A common stock held by an IRA account.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

			Number of
			Securities
			Remaining
	Number of		Available for Future
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in First Column)

Equity compensation plans approved by security holders:
Ascent Media Corporation 2008 Incentive Plan:			1,288,159	(1)
Series A common stock	585,598	$22.79
Series B common stock	—	—
Ascent Media Corporation 2008 Non-Employee Director Incentive Plan:			447,549	(1)
Series A common stock	33,090	$21.81
Series B common stock	—	—
Equity compensation plans not approved by security holders — None:	—	—	—

Total:			1,735,708	(1)
Series A common stock	618,688
Series B common stock	—

(1)	Each plan permits grants of, or with respect to, shares of our Series A common stock or Series B common stock subject to a single aggregate limit.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Party Transactions

We adopted a code of ethics and corporate governance guidelines to govern the review and approval of related party transactions. Under our code of ethics, any transaction which may involve an actual or potential conflict of interest and is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC must be approved by the audit committee, or another independent body of the board of directors designated by our board. Under our corporate governance guidelines, if a director has an actual or potential conflict of interest, the director must promptly inform our Chief Executive Officer and the chair of our audit committee. All directors must recuse themselves from any discussion or decision that involves or affects their personal, business or professional interests. In addition, an independent committee of our board, designated by our board, will resolve any conflict of interest issue involving a director, our Chief Executive Officer or any other executive officer. No related party transaction (as defined by Item 404(a) of Regulation S-K promulgated by the SEC) may be effected without the approval of such independent committee. Our board has designated the audit committee as the independent committee generally charged with this duty. The nominating and corporate governance committee also has the authority to review and approve such transactions, if requested to do so by our board, the chairman of the board or our Chief Executive Officer.

Transactions with Related Persons

Services Agreement with Liberty Media

Pursuant to the services agreement between Liberty Media and DHC, which was assumed by Ascent Media in connection with the spin-off, Liberty Media agreed to provide certain general and administrative services including legal, tax, accounting, treasury and investor relations support, as and to the extent requested by Ascent Media. Ascent Media agreed to reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for Ascent Media’s allocable portion of costs associated with any shared services or personnel. The services agreement provides for Liberty Media and Ascent Media to review cost allocations every six months and adjust such charges, if appropriate. John C. Malone, a director of our company, is the Chairman of the Board of Liberty Media and beneficially owns Liberty Media common stock representing approximately 35.2% of Liberty Media’s aggregate voting power as of March 31, 2010. In 2009, we reimbursed Liberty Media approximately $156,000 for (i) certain general and administrative services provided by Liberty Media and (ii) the applicable portion of the 2009 base salary for Mr. Fitzgerald, our Chairman of the Board and Chief Executive Officer, each pursuant to the services agreement. See “Item 11. Executive Compensation — Employment Agreements — Effect on Prior Arrangements.”

Director Independence

It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no disqualifying direct or indirect material relationship with our company. To assist our board of directors in determining which of our directors qualify as independent for purposes of The Nasdaq Stock Market rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board follows the Corporate Governance Rules of The Nasdaq Stock Market on the criteria for director independence.

Our board of directors has determined that each of Philip J. Holthouse, Brian C. Mulligan, Michael J. Pohl and Carl E. Vogel qualifies as an independent director of our company.

Item 14.	Principal Accountant Fees and Services

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2009 and 2008, and fees billed for other services rendered by KPMG LLP following the spin-off of our company from DHC in September 2008:

	2009	2008

Audit fees	$1,228,444	1,052,352
Audit related fees(1)	67,000	—

Audit and audit related fees	1,295,444	1,052,352
Tax fees(2)	224,049	72,847

Total fees	$1,519,493	1,125,199

(1)	Audit related fees consist of audits of financial statements of certain employee benefit plans.

(2)	Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee adopted a policy dated November 6, 2008 regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•	audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•	audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) consultations with management as to accounting or disclosure treatment of transactions not otherwise considered audit services, (iv) attestation services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions and (vii) general assistance with implementation of SEC rules or listing standards; and

•	tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence.

Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is likely to result in fees in excess of $100,000 requires the specific prior approval of our audit committee. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Philip J. Holthouse currently serves as the chairman of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2009 were approved in accordance with the terms of the policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits — The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT MEDIA CORPORATION

By	/s/ William E. Niles
William E. Niles
Executive Vice President, General Counsel and Secretary

Dated: April 30, 2010

EXHIBIT INDEX

31.4	Rule 13a-14(a)/15d-14(a) Certification*
31.5	Rule 13a-14(a)/15d-14(a) Certification*
31.6	Rule 13a-14(a)/15d-14(a) Certification*

*	Filed herewith.