Form 10-Q
period 2010-03-31
Ascent Media CORP
filed 2010-05-07
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of outstanding shares of Ascent Media Corporation’s common stock as of April 30, 2010 was:

Series A common stock 13,457,149 shares; and
Series B common stock 734,127 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-31.3
EX-32

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	Amounts in thousands
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$316,539	292,914
Trade receivables, net	86,056	91,414
Prepaid expenses	11,574	9,756
Deferred income tax assets, net	71	562
Assets held for sale	—	2,817
Income taxes receivable	14,247	17,793
Other current assets	1,709	1,635

Total current assets	430,196	416,891
Investments in marketable securities (note 2)	66,608	56,197
Property and equipment, net	179,560	187,498
Deferred income tax assets, net	—	1,029
Assets held for sale	—	9,261
Other assets, net	11,649	11,607

Total assets	$688,013	682,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,525	18,731
Accrued payroll and related liabilities	19,366	17,778
Other accrued liabilities	21,440	21,647
Deferred revenue	8,599	8,618
Liabilities related to assets held for sale	—	4,098

Total current liabilities	67,930	70,872
Deferred income tax liabilities	1,060	—
Other liabilities	27,490	29,015

Total liabilities	96,480	99,887

Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,457,149 shares at March 31, 2010	135	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 734,127 shares at March 31, 2010	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,465,497	1,464,925
Accumulated deficit	(868,943)	(878,853)
Accumulated other comprehensive loss	(5,163)	(3,617)

Total stockholders’ equity	591,533	582,596

Total liabilities and stockholders’ equity	$688,013	682,483

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2010	2009
	Amounts in thousands, except per share amounts
	(Unaudited)

Net revenue	$104,519	115,258

Operating expenses:
Cost of services	74,125	82,609
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 5)	27,635	29,609
Restructuring and other charges (note 4)	701	398
Loss on sale of operating assets, net	58	154
Depreciation and amortization	13,700	13,594

	116,219	126,364

Operating loss	(11,700)	(11,106)
Other income:
Interest income	682	552
Other expense, net	(86)	(265)

	596	287

Loss from continuing operations before income tax	(11,104)	(10,819)
Income tax benefit from continuing operations	640	3,295

Net loss from continuing operations	(10,464)	(7,524)
Discontinued operations (note 3):
Earnings from discontinued operations	27,098	1,530
Income tax expense	(6,724)	(454)

Earnings from discontinued operations, net of income tax	20,374	1,076

Net income (loss)	9,910	(6,448)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(1,853)	(1,296)
Unrealized holding gains, net of income tax	239	—
Pension liability adjustment	68	33

Other comprehensive loss	(1,546)	(1,263)

Comprehensive income (loss)	$8,364	(7,711)

Basic and diluted earnings (loss) per share (note 6)
Continuing operations	$(0.74)	(0.54)
Discontinued operations	1.44	0.08

Net income (loss)	$0.70	(0.46)

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	Amounts in thousands
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$9,910	(6,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(20,374)	(1,076)
Depreciation and amortization	13,700	13,594
Stock based compensation	655	677
Deferred income tax expense	2,407	1,475
Loss on sale of operating assets	58	154
Other non-cash activity, net	(546)	(12)
Changes in assets and liabilities:
Trade receivables	5,358	6,448
Prepaid expenses and other current assets	1,887	(2,760)
Payables and other liabilities	(1,347)	(9,036)
Operating activities from discontinued operations, net	(6,588)	466

Net cash provided by operating activities	5,120	3,482

Cash flows from investing activities:
Capital expenditures	(5,462)	(6,875)
Proceeds from sale of discontinued operations	34,828	—
Purchases of marketable securities	(9,999)	—
Proceeds from sale of operating assets	—	111
Other investing activities, net	(389)	(375)
Investing activities from discontinued operations, net	—	(232)

Net cash provided by (used in) investing activities	18,978	(7,371)

Cash flows from financing activities:
Payment of capital lease obligations	(474)	(440)
Issuance of common stock	1	—

Net cash used in financing activities	(473)	(440)

Net increase (decrease) in cash and cash equivalents	23,625	(4,329)
Cash and cash equivalents at beginning of period	292,914	341,517

Cash and cash equivalents at end of period	$316,539	337,188

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying Ascent Media Corporation (“Ascent Media” or the “Company”) condensed consolidated financial statements represent the financial position and results of operations of Ascent Media and its consolidated subsidiaries. The Company has two reportable segments: the Content Services group and the Creative Services group. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Media Annual Report on Form 10-K for the year ended December 31, 2009.

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

(2)	Investments in Marketable Securities

Starting in the second quarter of 2009, Ascent Media purchased marketable securities consisting of diversified corporate bond funds and selected equity securities for cash. The following table presents the activity of these investments, which have all been classified as available-for-sale securities:

Three Months Ended
March 31, 2010
Amounts in thousands

Beginning balance	$56,197
Purchases	9,999
Unrealized gain	412

Ending balance	$66,608

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded in accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive earnings (loss):

Three Months Ended
March 31, 2010
Amounts in thousands

Accumulated other comprehensive income
Beginning balance	$1,352
Gains, net of tax(1)	239
Gains recognized into earnings, net of tax	—

Ending balance	$1,591

(1)	Amount is net of tax of $173,000.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(3)	Discontinued Operations

In February 2010, we completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in our Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. The Chiswick Park assets and liabilities were classified as held for sale at December 31, 2009, and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented. Ascent Media recorded a pre-tax gain on the sale of $25,498,000, subject to customary post-closing adjustments, and $6,327,000 of related income tax expense. The gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	Amounts in thousands

Revenue	$2,532	$4,009
Earnings before income taxes	$27,098 (a)	$1,530

(a)	The 2010 amount includes a $25,498,000 gain on the sale of the Chiswick Park facility.

(4)	Restructuring Charges

During the three months ended March 31, 2010 and 2009, the Company recorded restructuring charges of $701,000 and $398,000, respectively, related to certain severance and facility costs in conjunction with ongoing structural changes commenced in late 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses.

The following table provides the activity and balances of the restructuring reserve. At March 31, 2010, approximately $3.2 million of the ending liability balance is included in other accrued liabilities with the remaining amount recorded in other long-term liabilities (all amounts are in thousands).

	December 31, 2008	Additions	Deductions(a)	March 31, 2009

Severance	$2,526	384	(1,141)	1,769
Excess facility costs	3,294	14	(539)	2,769

Total	$5,820	398	(1,680)	4,538

	December 31, 2009	Additions	Deductions(a)	March 31, 2010

Severance	$699	328	(792)	235	(b)
Excess facility costs	4,375	373	(1,110)	3,638	(c)

Total	$5,074	701	(1,902)	3,873

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(5)	Stock-Based and Long-Term Incentive Compensation

During the first quarter of 2010, certain key employees were granted a total of 12,766 shares of restricted stock awards that vest quarterly over one year. The restricted stock had a fair value of $28.20 per share which was the closing price of the Ascent Media Series A common stock on the date of grant.

(6)	Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of Series A and Series B common shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock. However, since the Company recorded a loss from continuing operations for the three months ended March 31, 2010 and 2009, diluted EPS is computed the same as basic EPS.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Weighted average Series A and Series B shares	14,183,139	14,070,579
Dilutive effect of stock options and unvested restricted stock	189,637	184,822

Diluted shares	14,372,776	14,255,401

(7)	Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(8)	Fair Value Measurements

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2010 and December 31, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2009
Money market funds(a)	$272,143	—	—	272,143
Investments in marketable securities(b)	56,197	—	—	56,197
Other liabilities	—	—	(3,327)	(3,327)

Total	$328,340	—	(3,327)	325,013

March 31, 2010
Money market funds(a)	$271,979	—	—	271,979
Investments in marketable securities(b)	66,608	—	—	66,608
Other liabilities	—	—	(3,462)	(3,462)

Total	$338,587	—	(3,462)	335,125

(a)	Included in cash and cash equivalents on the consolidated balance sheet.

(b)	Investments consist entirely of diversified corporate bond funds and are all classified as available-for-sale securities.

The Level 3 liabilities relate to contingent consideration and participating residual interests related to business acquisitions which were computed using discounted future cash flow models which use estimated discount rates. The following table presents the activity in the Level 3 balances:

	Three Months Ended March 31,
	2010	2009
	Amounts in thousands

Beginning balance	$(3,327)	(4,226)
Amounts expensed(a)	(135)	—

Ending balance(b)	$(3,462)	(4,226)

(a)	Amount consisted of a contingent consideration change in fair value expense of $135,000. This amount was recorded in SG&A on the consolidated statement of operations.

(b)	The 2010 amount consisted of contingent consideration of $3,328,000 and a participating residual interest of $134,000. The 2009 amount consists entirely of a participating residual interest.

Ascent Media’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)	Information About Reportable Segments

Ascent Media evaluates the performance of its reportable segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (which is referred to as “adjusted OIBDA”). Ascent Media defines “adjusted OIBDA” as revenue less cost of services and selling, general and administrative expenses (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) and defines “segment adjusted OIBDA” as adjusted OIBDA as determined in each case for the indicated operating segment or segments only. Ascent Media believes that segment adjusted OIBDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing capital expenditures and service any debt. In addition, this measure is used by

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted OIBDA excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA and segment adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of Ascent Media’s liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis. Adjusted OIBDA and segment adjusted OIBDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted OIBDA and segment adjusted OIBDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services			Consolidated
	Group	Group	Total	Other(a)	Total
	Amounts in thousands

Three months ended March 31, 2010
Revenue from external customers	$58,506	46,013	104,519	—	104,519
Adjusted OIBDA	$4,373	6,193	10,566	(6,965)	3,601
Capital expenditures	$2,397	716	3,113	2,349	5,462
Three months ended March 31, 2009
Revenue from external customers	$74,595	40,663	115,258	—	115,258
Adjusted OIBDA	$5,329	4,630	9,959	(6,196)	3,763
Capital expenditures	$4,641	1,724	6,365	510	6,875

(a)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in Other is corporate SG&A expenses and capital expenditures incurred at a corporate level.

The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income tax.

	Three Months Ended
	March 31,
	2010	2009
	Amounts in thousands

Total adjusted OIBDA	$3,601	3,763
Stock-based and long-term incentive compensation	(655)	(677)
Restructuring and other charges	(701)	(398)
Depreciation and amortization	(13,700)	(13,594)
Loss on sale of operating assets, net	(58)	(154)
Other income, net	596	287
Other	(187)	(46)

Loss from continuing operations before income tax	$(11,104)	(10,819)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended
	March 31,
	2010	2009
	Amounts in thousands

Revenue
United States	$83,229	94,391
United Kingdom	16,502	15,207
Singapore	4,788	5,660

	$104,519	115,258

	March 31,	December 31,
	2010	2009
	Amounts in thousands

Property and equipment, net
United States	$144,540	149,919
United Kingdom	21,162	22,914
Singapore	13,858	14,665

	$179,560	187,498

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In recent years, AMG has encountered increasingly challenging media, entertainment and advertising markets which have impacted our revenues. In addition, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused margin compression and lower revenue and operating income. AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a unified portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include the continued development of end-to-end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements including their need for both integrated and file-based workflows.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (which we refer to as “adjusted OIBDA”). We define “adjusted OIBDA” as revenue less cost of services and selling, general and administrative expenses (excluding stock-based and long-term incentive compensation and accretion expense on asset retirement obligations) and define “segment adjusted OIBDA” as adjusted OIBDA as determined in each case for the indicated operating segment or segments only. We believe these non-GAAP financial measures are important indicators of the operational strength and performance of our businesses, including each business’s ability to fund its ongoing capital expenditures and service any debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted OIBDA excludes depreciation and amortization, stock-based and long-term incentive compensation, accretion expense on asset retirement obligations, restructuring and impairment charges, gains/losses on sale of operating assets and other income and expense that are included in the measurement of earnings (loss) before income taxes pursuant to GAAP. Accordingly, adjusted OIBDA and segment adjusted OIBDA should be considered in addition to, but not as a substitute for, earnings (loss) before income taxes, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Because segment adjusted OIBDA excludes corporate and other SG&A (as defined below), and does not include an allocation for corporate overhead, segment adjusted OIBDA should not be used as a measure of our liquidity or as an indication of the operating results that could be expected if either operating segment were operated on a stand-alone basis. Adjusted OIBDA and segment adjusted OIBDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted OIBDA and segment adjusted OIBDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

	Three Months Ended
	March 31,
	2010	2009
	Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$104,519	115,258
Loss from continuing operations before income tax	$(11,104)	(10,819)
Net income (loss)	$9,910	(6,448)
Segment Results of Operations
Revenue
Content Services group	$58,506	74,595
Creative Services group	$46,013	40,663
Adjusted OIBDA
Content Services group	$4,373	5,329
Creative Services group	6,193	4,630

Total segment adjusted OIBDA	10,566	9,959
Corporate general and administrative expenses	(6,965)	(6,196)

Total adjusted OIBDA(a)	$3,601	3,763

Segment Adjusted OIBDA as a percentage of Revenue
Content Services group	7.5%	7.1%
Creative Services group	13.5%	11.4%

(a)	See reconciliation to loss from continuing operations before income tax below.

Revenue.  Our consolidated revenue decreased $10,739,000 or 9.3% for the three months ended March 31, 2010, as compared to the corresponding prior year period. The Content Services group revenue decreased $16,089,000 or 21.6% for the three months ended March 31, 2010, compared to the prior year period, while the Creative Services group revenue increased by $5,350,000 or 13.2% for such periods.

The decrease in the Content Services group revenue for the three month period was mainly due to (i) a decrease of $11,717,000 in system integration services as revenue from one customer, Motorola, decreased by $9.7 million compared to the prior year, (ii) a decrease of $3,739,000 from a decline in traditional media services in the United States including mastering, DVD and syndication and (iii) a decrease of $1,908,000 for content origination and transport services primarily from lower renewal rates in Singapore. These decreases were partially offset by favorable changes in foreign currency exchange rates of $1,385,000.

The increase in Creative Services group revenue for the three month period was due to (i) an increase of $5,995,000 from editorial services in the United States, (ii) an increase of $2,060,000 from commercial digital intermediate services as commercial production levels increased in 2010 and (iii) favorable changes in foreign currency exchange rates of $268,000. These increases were partially offset by (i) a decrease of $1,618,000 in episodic television revenues due to the timing of television production and lower revenues earned per show and (ii) a decrease of $1,313,000 from feature film revenues due to a decline in large digital intermediate features projects compared to the prior year.

Cost of Services.  Cost of services decreased $8,484,000 or 10.3% for the three months ended March 31, 2010, as compared to the corresponding prior year period. A significant portion of the decrease for the three month period resulted from lower volumes of system integration services in the Content Services segment, driving significant decreases in production material costs and, to a lesser extent, labor costs. In addition, we began a restructuring program at the end of 2008 across all of our businesses, which is still ongoing, that resulted in a reduction in labor and facility costs in the first quarter of 2010, compared to the corresponding prior period. In addition, cost of services was impacted by unfavorable changes in currency exchange rates of $1,152,000 in the first quarter of 2010.

As a percent of revenue, cost of services was 70.9% and 71.7% for the three month periods ended March 31, 2010 and 2009, respectively. The percentage decrease is mainly a result of revenue mix as system integration projects, which incur higher production material costs, were significantly lower in 2010. The percentage decrease was also the result of the restructuring and cost mitigation measures that were enacted across both segments.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended
	March 31,
	2010	2009
	Amounts in thousands

SG&A(a)	$26,793	28,886
Stock-based and long-term incentive compensation	655	677
Other	187	46

Total SG&A	$27,635	29,609

(a)	SG&A includes corporate G&A expenses of $6,965,000 and $6,196,000 for the three months ended March 31, 2010 and 2009, respectively, which are not included in total segment adjusted OIBDA.

Our SG&A, excluding stock-based and long-term incentive compensation and other expenses, decreased $2,093,000 or 7.2% for the three months ended March 31, 2010, compared to the corresponding prior year period. The decrease was mainly driven by lower labor and other administrative costs which declined due to the implementation of restructuring and cost mitigation measures during 2009 and lower bad debt expense. These decreases were impacted by unfavorable changes in foreign currency exchange rates of $387,000 for the three months ended March 31, 2010.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation expense was $655,000 and $677,000 for the three months ended March 31, 2010 and 2009, respectively, and is included in SG&A in our consolidated statements of operations. The expense was related to restricted stock and stock option awards granted to certain executives.

Restructuring Charges.  During the three months ended March 31, 2010 and 2009, we recorded restructuring charges of $701,000 and $398,000, respectively, related to severance costs and excess facility costs in conjunction with ongoing restructuring and cost mitigation measures which commenced at the end of 2008 across all of our businesses.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

				March 31,
	December 31, 2008	Additions	Deductions(a)	2009

Severance	$2,526	384	(1,141)	1,769
Excess facility costs	3,294	14	(539)	2,769

March 31, 2009	$5,820	398	(1,680)	4,538

				March 31,
	December 31, 2009	Additions	Deductions(a)	2010

Severance	$699	328	(792)	235	(b)
Excess facility costs	4,375	373	(1,110)	3,638	(c)

March 31, 2010	$5,074	701	(1,902)	3,873

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

Depreciation and Amortization.  Depreciation and amortization expense increased 0.8% or $106,000 for the three months ended March 31, 2010, compared to the corresponding prior year. This increase was due to the unfavorable impact of changes in foreign currency exchange rates of $261,000 for the three months ended March 31, 2010.

Income Taxes from Continuing Operations.  For the quarter ended March 31, 2010, we had a pre-tax loss from continuing operations of $11,104,000 and a income tax benefit of $640,000, for an effective tax rate of 5.8%. For the quarter ended March 31, 2009, we had a pre-tax loss from continuing operations of $10,819,000 and a income tax benefit of $3,295,000, for an effective tax rate of 30.5%. For the first quarter of 2010, we recorded a charge of $3,666,000 to increase the valuation allowance which reduced our net income tax benefit from continuing operations.

Earnings from Discontinued Operations, Net of Income Taxes  We recorded earnings from discontinued operations, net of income taxes, of $20,374,000 and $1,076,000 for the three months ended March 31, 2010 and 2009, respectively. These amounts included the earnings of the Chiswick Park facility which was sold in February 2010. The 2010 amount also includes the gain on sale of $25,498,000 and the related income tax expense of $6,327,000.

Adjusted OIBDA.  The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income tax.

	Three Months Ended
	March 31,
	2010	2009
	Amounts in thousands

Total adjusted OIBDA	$3,601	3,763
Stock-based and long-term incentive compensation	(655)	(677)
Restructuring and other charges	(701)	(398)
Depreciation and amortization	(13,700)	(13,594)
Loss on sale of operating assets, net	(58)	(154)
Other income, net	596	287
Other	(187)	(46)

Loss from continuing operations before income tax	$(11,104)	(10,819)

Content Services group adjusted OIBDA as a percentage of revenue was 7.5% and 7.1% for the three months ended March 31, 2010 and 2009, respectively. The primary cost components for the Content Services group are labor and materials, with these costs comprising about 66% of the segment revenue. The other cost components for the Content Services group are facility costs, production equipment and general and administrative expense.

Content Services group adjusted OIBDA decreased $956,000 or 17.9% for the three months ended March 31, 2010, compared to the prior year period. This decrease was due to (i) a decrease of $1,103,000 from lower revenues from traditional media services in the United States including mastering, DVD and syndication and (ii) a decrease of $363,000 from lower digital media services in the United States. This decrease was partially offset by an adjusted

OIBDA increase of $488,000 from the content distribution business in the United States, which reduced operating costs while revenue remained constant.

Creative Services group adjusted OIBDA as a percentage of revenue was 13.5% and 11.4% for the three months ended March 31, 2010 and 2009, respectively. The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing 73% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses.

Creative Services group adjusted OIBDA increased $1,563,000 or 33.8% for the three months ended March 31, 2010, compared to the prior period. This increase was due to (i) an increase of $1,519,000 from higher editorial services revenues in the United States, (ii) cost savings of $655,000 due to the consolidation of facilities in the episodic television business and (iii) $525,000 from higher commercial revenues for digital intermediate services. These increases were partially offset by a decrease of $884,000 from lower feature film revenues.

Discontinued Operations

In February 2010, we completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in our Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. The Chiswick Park assets and liabilities were classified as held for sale at December 31, 2009, and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented. Ascent Media recorded a pre-tax gain on the sale of $25,498,000, subject to customary post-closing adjustments, and $6,327,000 of related income tax expense. The gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

Liquidity and Capital Resources

At March 31, 2010, we have $316,539,000 of cash and cash equivalents on a consolidated basis. In addition, we have investments in marketable securities of $66,608,000, which are generally liquid and available for sale. We may use a portion of these assets to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly-rated short-term investments.

Additionally, our other source of funds is our cash flows from operating activities, which are currently generated entirely from the operations of AMG. During the three months ended March 31, 2010 and 2009, our cash flows from operating activities was $5,120,000 and $3,482,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted OIBDA. Fluctuations in our segment adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is significantly impacted by changes in working capital, which are generally due to the timing of purchases and payments and the timing of billings and collections for revenue, as well as corporate general and administrative expenses which are not included in segment adjusted OIBDA.

During the three months ended March 31, 2010 and 2009, we used cash of $5,462,000 and $6,875,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. During 2010, we purchased marketable securities for cash of $9,999,000 in order to improve our investment rate of return.

In considering our liquidity requirements for 2010 and subsequent periods, we evaluated our known future commitments and our expected capital expenditure requirements, as well as our cash flow from continuing operations for the fiscal year 2009 and the first quarter of 2010 and our understanding of the variable factors driving such cash flow from continuing operations. We considered that currently we have less than $8 million of capital leases which will be paid over the next five years and we have no short or long-term bank debt. In addition, we have approximately $4 million of other commitments most of which are expected to be paid in three to five years. Our annual capital expenditure requirements include expenditures required to maintain or enhance our existing business and discretionary expenditures that could be adjusted by management. We do not currently have any commitments for capital expenditures to be incurred following our 2010 fiscal year. Based on this analysis, we expect to have sufficient available cash and cash equivalents and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements for 2010 and for the foreseeable future.

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

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2010, 2,587 shares of Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, as set forth in the table below.

	Total Number
	of Shares		Average Price
Period	Purchased		Paid per Share

01/01/10 - 01/31/10	—		—
02/01/10 - 02/28/10	—		—
03/01/10 - 03/31/10	2,587	(a)	$28.38

Total	2,587		$28.38

(a)	Represents 1,901 shares withheld from Mr. Fitzgerald and 686 shares withheld from Mr. Orr.

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Indemnification Agreement entered into between Ascent Media Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the Corporation’s Amendment No. 1 to Form 10 (file No. 000-53280) filed July 23, 2008)
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION
Date: May 7, 2010	By:	/s/ William R. Fitzgerald

William R. Fitzgerald Chairman and Chief Executive Officer
Date: May 7, 2010	By:	/s/ Jose A. Royo

Jose A. Royo President and Chief Operating Officer
Date: May 7, 2010	By:	/s/ George C. Platisa

George C. Platisa Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Indemnification Agreement entered into between Ascent Media Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the Corporation’s Amendment No. 1 to Form 10 (file No. 000-53280) filed July 23, 2008)
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.