Form 10-Q
period 2010-06-30
Ascent Media CORP
filed 2010-08-06
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of outstanding shares of Ascent Media Corporation’s common stock as of July 30, 2010 was:

Series A common stock 13,558,436 shares; and
Series B common stock 734,027 shares.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	Amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$284,688	292,914
Trade receivables, net	83,254	91,414
Prepaid expenses	11,525	9,756
Deferred income tax assets, net	71	562
Assets held for sale	—	2,817
Income taxes receivable	13,906	17,793
Other current assets	1,824	1,635

Total current assets	395,268	416,891
Investments in marketable securities (note 2)	95,629	56,197
Property and equipment, net	173,798	187,498
Deferred income tax assets, net	—	1,029
Assets held for sale	—	9,261
Other assets, net	11,015	11,607

Total assets	$675,710	682,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,277	18,731
Accrued payroll and related liabilities	22,862	17,778
Other accrued liabilities	24,537	21,647
Deferred revenue	9,651	8,618
Liabilities related to assets held for sale	—	4,098

Total current liabilities	73,327	70,872
Deferred tax liabilities	1,067	—
Other liabilities	26,992	29,015

Total liabilities	101,386	99,887

Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,558,436 shares at June 30, 2010	135	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 734,027 shares at June 30, 2010	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,466,578	1,464,925
Accumulated deficit	(885,081)	(878,853)
Accumulated other comprehensive loss	(7,315)	(3,617)

Total stockholders’ equity	574,324	582,596

Total liabilities and stockholders’ equity	$675,710	682,483

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	Amounts in thousands, except per share amounts

Net revenue	$99,508	114,269	204,027	229,526

Operating expenses:
Cost of services	74,448	83,755	148,573	166,763
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 5)	28,829	27,955	56,464	57,164
Restructuring and other charges (note 4)	495	1,088	1,196	1,486
Loss on sale of operating assets	—	56	58	210
Depreciation and amortization	12,953	13,982	26,653	27,575

	116,725	126,836	232,944	253,198

Operating loss	(17,217)	(12,567)	(28,917)	(23,672)
Other income:
Interest income	888	605	1,570	1,156
Other expense, net	(1,188)	(450)	(1,274)	(716)

	(300)	155	296	440

Loss from continuing operations before income taxes	(17,517)	(12,412)	(28,621)	(23,232)
Income tax benefit from continuing operations	1,171	3,945	1,811	7,242

Net loss from continuing operations	(16,346)	(8,467)	(26,810)	(15,990)
Discontinued operations (note 3):
Earnings from discontinued operations	—	1,843	27,098	3,373
Income tax benefit (expense)	208	(580)	(6,516)	(1,035)

Earnings from discontinued operations, net of income tax	208	1,263	20,582	2,338

Net loss	(16,138)	(7,204)	(6,228)	(13,652)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	344	6,722	(1,508)	5,426
Unrealized holding gains (losses), net of income tax	(2,563)	1,317	(2,324)	1,317
Pension liability adjustment	67	34	134	67

Other comprehensive earnings (loss)	(2,152)	8,073	(3,698)	6,810

Comprehensive earnings (loss)	$(18,290)	869	(9,926)	(6,842)

Basic and diluted earnings (loss) per share (note 6):
Continuing operations	$(1.15)	(0.60)	(1.89)	(1.14)
Discontinued operations	0.01	0.09	1.45	0.17

Net loss	$(1.14)	(0.51)	(0.44)	(0.97)

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	Amounts in thousands

Cash flows from operating activities:
Net loss	$(6,228)	(13,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(20,582)	(2,338)
Depreciation and amortization	26,653	27,575
Stock based compensation	1,793	1,262
Deferred income tax expense	2,587	2,500
Other non-cash activity, net	228	2,755
Changes in assets and liabilities:
Trade receivables	8,160	11,395
Prepaid expenses and other current assets	2,419	(8,382)
Payables and other liabilities	5,785	(6,104)
Operating activities from discontinued operations, net	(6,380)	2,698

Net cash provided by operating activities	14,435	17,709

Cash flows from investing activities:
Capital expenditures	(13,818)	(16,131)
Proceeds from sale of discontinued operations	34,828	—
Purchases of marketable securities	(41,756)	(29,965)
Cash paid for acquisitions	—	(2,702)
Proceeds from sale of operating assets	—	618
Equity investments	(959)	(971)
Investing activities from discontinued operations, net	—	(274)

Net cash used in investing activities	(21,705)	(49,425)

Cash flows from financing activities:
Payment of capital lease obligations	(957)	(888)
Issuance of common stock	1	—

Net cash used in financing activities	(956)	(888)

Net decrease in cash and cash equivalents	(8,226)	(32,604)
Cash and cash equivalents at beginning of period	292,914	341,517

Cash and cash equivalents at end of period	$284,688	308,913

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

Starting in the second quarter of 2009, Ascent Media purchased marketable securities consisting of diversified corporate bond funds for cash. The following table presents the activity of these investments, which have all been classified as available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Amounts in thousands

Beginning Balance	$66,608	—	56,197	—
Purchases	31,757	29,965	41,756	29,965
Unrealized gain (loss)	(2,736)	2,208	(2,324)	2,208

Ending Balance	$95,629	32,173	95,629	32,173

The following table presents the net after-tax unrealized gains (losses) on the investments in marketable securities that were recorded in accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive earnings (loss):

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Amounts in thousands

Accumulated other comprehensive income
Beginning Balance	$1,591	—	1,352	—
Gains (losses), net of tax(1)	(2,563)	1,317	(2,324)	1,317

Ending Balance	$(972)	1,317	(972)	1,317

(1)	Amounts are net of tax expense (benefit) of $(173,000) and $891,000 for the three months ended June 30, 2010 and 2009, respectively, and $0 and $891,000 for the six months ended June 30, 2010 and 2009, respectively.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(3)	Discontinued Operations

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. The Chiswick Park assets and liabilities were classified as held for sale at December 31, 2009, and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the condensed consolidated financial statements for all periods presented. Ascent Media recorded a pre-tax gain on the sale of $25,498,000, subject to customary post-closing adjustments, and $6,131,000 of related income tax expense. The gain and related income tax expense are included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax on the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009
	Amounts in thousands

Revenue	$—	$4,408	$2,532		$8,418
Earnings before income taxes	$—	$1,843	$27,098	(a)	$3,373

(a)	The 2010 amount includes a $25,498,000 gain on the sale of the Chiswick Park facility.

(4)	Restructuring Charges

The Company recorded restructuring charges of $495,000 and $1,088,000, during the three months ended June 30, 2010 and 2009, respectively, and $1,196,000 and $1,486,000 during the six months ended June 30, 2010 and 2009, respectively. These charges related to certain severance and facility costs in conjunction with ongoing structural changes commenced in late 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses.

The following table provides the activity and balances of the restructuring reserve. At June 30, 2010, approximately $2.6 million of the ending liability balance is included in other accrued liabilities with the remaining amount recorded in other long-term liabilities.

	December 31,			June 30,
	2008	Additions	Deductions(a)	2009
	Amounts in thousands

Severance	$2,526	1,472	(3,265)	733
Excess facility costs	3,294	14	(939)	2,369

Total	$5,820	1,486	(4,204)	3,102

	December 31,			June 30,
	2009	Additions	Deductions(a)	2010
	Amounts in thousands

Severance	$699	645	(1,195)	149	(b)
Excess facility costs	4,375	551	(2,132)	2,794	(c)

Total	$5,074	1,196	(3,327)	2,943

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

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

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of Series A and Series B common shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock. However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average Series A and Series B shares	14,195,044	14,076,073	14,189,124	14,073,341
Dilutive effect of stock options and unvested restricted stock	202,156	216,010	188,860	192,397

Diluted shares	14,397,200	14,292,083	14,377,984	14,265,738

(7)	Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and other claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(8)	Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
	Amounts in thousands

December 31, 2009
Money market funds(a)	$272,143	—	—	272,143
Investments in marketable securities(b)	56,197	—	—	56,197
Other liabilities	—	—	(3,327)	(3,327)

Total	$328,340	—	(3,327)	325,013

June 30, 2010
Money market funds(a)	$269,582	—	—	269,582
Investments in marketable securities(b)	95,629	—	—	95,629
Other liabilities	—	—	(3,603)	(3,603)

Total	$365,211	—	(3,603)	361,608

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(b)	Investments consist entirely of diversified corporate bond funds and are all classified as available-for-sale securities.

The Level 3 liabilities consist of contingent consideration and participating residual interests related to business acquisitions which were computed using discounted future cash flow models which use estimated discount rates. The following table presents the activity in the Level 3 balances:

	Six Months Ended
	June 30,
	2010	2009
	Amounts in thousands

Beginning balance	$(3,327)	(4,226)
Contingent consideration	—	(3,162)
Amounts expensed(a)	(276)	—

Ending balance(b)	$(3,603)	(7,388)

(a)	Amount consisted of a contingent consideration change in fair value expense of $276,000. This amount was recorded in SG&A on the consolidated statement of operations.

(b)	The 2010 amount consists of contingent consideration of $3,469,000 and a participating residual interest of $134,000. The 2009 amount consists of contingent consideration of $3,162,000 and a participating residual interest of $4,226,000.

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

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services			Consolidated
	Group	Group	Total	Other(a)	Total
	Amounts in thousands

Three months ended June 30, 2010
Revenue from external customers	$60,346	39,162	99,508	—	99,508
Adjusted OIBDA	$4,528	1,122	5,650	(6,939)	(1,289)
Capital expenditures	$4,874	1,810	6,684	1,672	8,356
Six months ended June 30, 2010
Revenue from external customers	$118,852	85,175	204,027	—	204,027
Adjusted OIBDA	$8,902	7,312	16,214	(13,902)	2,312
Capital expenditures	$8,527	2,526	11,053	2,765	13,818
Three months ended June 30, 2009
Revenue from external customers	$73,837	40,432	114,269	—	114,269
Adjusted OIBDA	$7,390	2,473	9,863	(6,666)	3,197
Capital expenditures	$4,223	3,269	7,492	1,764	9,256
Six months ended June 30, 2009
Revenue from external customers	$148,431	81,095	229,526	—	229,526
Adjusted OIBDA	$12,719	7,103	19,822	(12,862)	6,960
Capital expenditures	$8,863	4,993	13,856	2,275	16,131

(a)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in Other is corporate SG&A expenses and capital expenditures incurred at a corporate level.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Amounts in thousands

Total adjusted OIBDA	$(1,289)	3,197	2,312	6,960
Stock-based and long-term incentive compensation	(1,138)	(585)	(1,793)	(1,262)
Restructuring and other charges	(495)	(1,088)	(1,196)	(1,486)
Depreciation and amortization	(12,953)	(13,982)	(26,653)	(27,575)
Loss on sale of operating assets, net	—	(56)	(58)	(210)
Other income (expense), net	(300)	155	296	440
Other(a)	(1,342)	(53)	(1,529)	(99)

Loss from continuing operations before income taxes	$(17,517)	(12,412)	(28,621)	(23,232)

(a)	The three and six months periods ended June 30, 2010, includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefits of our chief operating officer under the terms of his employment contract.

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Amounts in thousands		Amounts in thousands

Revenue
United States	$78,253	92,483	161,483	186,874
United Kingdom	16,000	16,134	32,502	31,340
Singapore	5,255	5,652	10,042	11,312

	$99,508	114,269	204,027	229,526

	June 30,	December 31,
	2010	2009
	Amounts in thousands

Property and equipment, net
United States	$138,423	149,919
United Kingdom	20,795	22,914
Singapore	14,580	14,665

	$173,798	187,498

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Dollar amounts in thousands		Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$99,508	114,269	204,027	229,526
Loss from continuing operations before income taxes	$(17,517)	(12,412)	(28,621)	(23,232)
Net loss	$(16,138)	(7,204)	(6,228)	(13,652)
Segment Result of Operations
Revenue
Content Services group	$60,346	73,837	118,852	148,431
Creative Services group	$39,162	40,432	85,175	81,095
Adjusted OIBDA
Content Services group	$4,528	7,390	8,902	12,719
Creative Services group	1,122	2,473	7,312	7,103

Total segment adjusted OIBDA	5,650	9,863	16,214	19,822
Corporate general and administrative expenses	(6,939)	(6,666)	(13,902)	(12,862)

Total adjusted OIBDA(a)	$(1,289)	3,197	2,312	6,960

Adjusted OIBDA as a percentage of Revenue
Content Services group	7.5%	10.0%	7.5%	8.6%
Creative Services group	2.9%	6.1%	8.6%	8.8%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $14,761,000 or 12.9% and $25,499,000 or 11.1% for the three months and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The Content Services group revenue decreased $13,491,000 or 18.3% and $29,579,000 or 19.9% for the three months and six months ended June 30, 2010, respectively, compared to the prior year periods. The Creative Services group revenue decreased $1,270,000 or 3.1% and increased $4,080,000 or 5.0% for such periods.

The decrease in the Content Services group revenue for the three month period was mainly due to (i) a decrease of $7,888,000 in system integration service revenues as customers reduced spending on system integration projects, with one customer, Motorola, accounting for $4.8 million of the decrease, (ii) a decrease of $2,416,000 due to a decline in traditional media services in the United States including mastering, tape, syndication and DVD services (iii) a decrease of $1,883,000 due to lower digital services revenues and (iv) a decrease of $1,152,000 due to lower revenues for content distribution and transport services. The decrease in the Content Services group revenue for the six month period was mainly due to (i) a decrease of $19,606,000 in system integration service revenues as customers reduced spending on system integration projects, with one customer, Motorola, accounting for $14.0 million of the decrease, (ii) a decrease of $6,153,000 due to a decline in traditional media services in the United States including mastering, tape, syndication and DVD services, (iii) a decrease of $3,090,000 due to lower revenues for content distribution and transport services and (iv) a decrease of $2,116,000 due to a decline in digital services revenues. These decreases were offset by favorable changes in foreign currency exchange rates of $1,177,000.

The decrease in Creative Services group revenue for the three month period was due to (i) a decrease of $3,264,000 due to a decline in large digital intermediate and telecine feature film projects compared to the prior year and (ii) a decrease of $1,170,000 in episodic television revenues due to the timing of television production and lower revenues earned per show. These decreases were partially offset by (i) an increase of $1,341,000 from visual effects projects in the United States and the United Kingdom, (ii) an increase of $1,055,000 from commercial digital intermediate and telecine services as commercial production levels increased in 2010 and (iii) an increase of $528,000 in editorial services in the United States. The increase in Creative Services group revenue for the six month period was due to (i) an increase of $7,105,000 in editorial services in the United States, (ii) an increase of $3,524,000 from commercial digital intermediate and telecine services as commercial production levels increased in 2010 and (iii) favorable changes in foreign currency exchange rates of $123,000. These increases were partially offset by (i) a decrease of $5,371,000 due to a decline in large digital intermediate and telecine feature film projects compared to the prior year and (ii) a decrease of $2,786,000 in episodic television revenues due to the timing of television production and lower revenues earned per show.

Cost of Services.  Cost of services decreased $9,307,000 or 11.1% and $18,190,000 or 10.9% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. A significant portion of the decrease for both periods resulted from lower volumes of system integration services in the Content Services segment driving significant decreases in production material costs and, to a lesser extent, labor costs. In addition, we began a restructuring program at the end of 2008 across all of our businesses, which is still ongoing, that resulted in a reduction in labor and facility costs in the three and six months ended June 30, 2010, compared to the corresponding prior period. Also, cost of services was impacted by unfavorable changes in foreign currency exchange rates of $826,000 for the six months ended June 30, 2010.

As a percent of revenue, cost of services was 74.8% and 73.3% for the three month periods ended June 30, 2010 and 2009, respectively. As a percent of revenue, cost of services was 72.8% and 72.7% for the six month periods ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Amounts in thousands		Amounts in thousands

SG&A(a)	$26,349	27,317	53,142	55,803
Stock-based and long-term incentive compensation	1,138	585	1,793	1,262
Accretion expense on asset retirement obligations (AROs)	50	53	102	99
Other(b)	1,292	—	1,427	—

Total SG&A	$28,829	27,955	56,464	57,164

(a)	SG&A includes corporate SG&A of $6,939,000 and $6,666,000 for the three months ended June 30, 2010 and 2009, respectively, and $13,902,000 and $12,862,000 for the six months ended June 30, 2010 and 2009, respectively, which are not included in total segment adjusted OIBDA.

(b)	The three and six months periods ended June 30, 2010, includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefits of our chief operating officer under the terms of his employment contract.

Our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on AROs and other, decreased $968,000 or 3.5% and $2,661,000 or 4.8% for the three and six months ended June 30, 2010, respectively, compared to the corresponding prior year periods. The decrease for the three and six months periods was mainly driven by lower labor and other administrative costs which declined due to the implementation of restructuring and cost mitigation measures during 2009 and lower bad debt expense. These decreases were partially offset by higher professional fees.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was $1,138,000 and $585,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,793,000 and $1,262,000 for the six months ended June 30, 2010 and 2009, respectively. This expense was related to restricted stock and stock option awards granted to certain executives. The three months and six months ended June 30, 2010 also includes approximately $425,000 of accelerated vesting of restricted stock and stock options related to the death benefits of our chief operating officer pursuant to the terms of the Ascent Media Corporation 2008 Incentive Plan.

Restructuring Charges.  We recorded restructuring charges of $495,000 and $1,088,000, during the three months ended June 30, 2010 and 2009, respectively, and $1,196,000 and $1,486,000 during the six months ended June 30, 2010 and 2009, respectively. These charges related to certain severance and facility costs in conjunction with ongoing structural changes commenced in late 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. Such changes include the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31,			June 30,
	2008	Additions	Deductions(a)	2009
Severance	$2,526	1,472	(3,265)	733
Excess facility costs	3,294	14	(939)	2,369

Total	$5,820	1,486	(4,204)	3,102

	December 31,			June 30,
	2009	Additions	Deductions(a)	2010
Severance	$699	645	(1,195)	149	(b)
Excess facility costs	4,375	551	(2,132)	2,794	(c)

Total	$5,074	1,196	(3,327)	2,943

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1,029,000 or 7.4% and $922,000 or 3.3% for the three and six months ended June 30, 2010, respectively, compared to the corresponding prior year periods. The decrease for both periods is the result of a decrease in property and equipment as the amount of assets that were either sold or fully depreciated exceeded the depreciation on new assets that were placed into service during 2010.

Income Taxes from Continuing Operations.  For the three months ended June 30, 2010, we had a pre-tax loss from continuing operations of $17,517,000 and an income tax benefit from continuing operations of $1,171,000, for an effective tax benefit rate of 6.7%. For the six months ended June 30, 2010, we had a pre-tax loss from continuing operations of $28,621,000 and an income tax benefit from continuing operations of $1,811,000, for an effective tax benefit rate of 6.3%. For the three months ended June 30, 2009, we had a pre-tax loss from continuing operations of $12,412,000 and an income tax benefit from continuing operations of $3,945,000, for an effective tax benefit rate of 31.8%. For the six months ended June 30, 2009, we had a pre-tax loss from continuing operations of $23,232,000 and an income tax benefit from continuing operations of $7,242,000, for an effective tax benefit rate of 31.2%. For the three and six months ended June 30, 2010, we recorded a charge of approximately $7.3 million and $10.9 million, respectively, to increase the valuation allowance which reduced our net income tax benefit from continuing operations.

Earnings from Discontinued Operations, Net of Income Taxes.  We recorded earnings from discontinued operations, net of income taxes, of $208,000 and $1,263,000 for the three months ended June 30, 2010 and 2009, respectively, and $20,582,000 and $2,338,000 for the six months ended June 30, 2010 and 2009, respectively. These amounts included the earnings of the Chiswick Park facility which was sold in February 2010. The six months ended June 30, 2010 amount also includes the gain on sale of $25,498,000 and the related income tax expense of $6,131,000.

Adjusted OIBDA.  The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Amounts in thousands

Total adjusted OIBDA	$(1,289)	3,197	2,312	6,960
Stock-based and long-term incentive compensation	(1,138)	(585)	(1,793)	(1,262)
Restructuring and other charges	(495)	(1,088)	(1,196)	(1,486)
Depreciation and amortization	(12,953)	(13,982)	(26,653)	(27,575)
Loss on sale of operating assets, net	—	(56)	(58)	(210)
Other income, net	(300)	155	296	440
Other(a)	(1,342)	(53)	(1,529)	(99)

Loss from continuing operations before income taxes	$(17,517)	(12,412)	(28,621)	(23,232)

(a)	The three and six months periods ended June 30, 2010, includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefit of our chief operating officer under the terms of his employment contract.

Content Services group adjusted OIBDA as a percentage of revenue was 7.5% and 10.0% for the three months ended June 30, 2010 and 2009, respectively, and 7.5% and 8.6% for the six months ended June 30, 2010 and 2009, respectively. In 2009, the primary cost components for the Content Services group were labor and materials, with these costs comprising about 67% of the segment revenue. Due to the decline in revenue from the system integration business, which incurs high material costs, the primary cost components for the Content Services group in 2010 are labor and facilities costs. These costs comprise about 73% of the segment revenues in 2010. The other cost components for the Content Services group are production equipment and general and administrative expense.

Content Services group adjusted OIBDA decreased $2,862,000 or 38.7% for the three months ended June 30, 2010, compared to the prior year period. This decrease was due to (i) a $1,709,000 decrease in adjusted OIBDA resulting from lower revenues from digital services, (ii) a $1,042,000 decrease in adjusted OIBDA resulting from lower revenues for traditional media services in the United States including mastering, tape, syndication and DVD services and (iii) a decrease of $550,000 from lower system integration revenues. These decreases were partially offset by an adjusted OIBDA increase of $429,000 from the traditional media services business in the United Kingdom, which reduced operating costs while revenue remained constant. Content Services group adjusted OIBDA decreased $3,817,000 or 30.0% for the six months ended June 30, 2010, compared to the prior year period. This decrease was due to (i) a $2,148,000 decrease in adjusted OIBDA resulting from lower revenues for traditional media services in the United States including mastering, tape, syndication and DVD services, (ii) a $2,085,000 decrease in adjusted OIBDA resulting from lower revenues from digital services and (iii) $513,000 of startup costs relating to development efforts on new businesses. These decreases were partially offset by (i) an adjusted OIBDA increase of $686,000 in the content distribution business, which reduced operating costs more than its decline in revenues and (ii) an adjusted OIBDA increase of $629,000 from the traditional media services business in the United Kingdom, which reduced operating costs while revenue remained constant.

Creative Services group adjusted OIBDA as a percentage of revenue was 2.9% and 6.1% for the three months ended June 30, 2010 and 2009, respectively, and 8.6% and 8.8% for the six months ended June 30, 2010 and 2009, respectively. The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing about 77% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses.

Creative Services group adjusted OIBDA decreased $1,351,000 or 54.6% for the three months ended June 30, 2010, compared to the prior period. This decrease was due to (i) a $2,246,000 decrease in adjusted OIBDA resulting from lower revenues from large digital intermediate and telecine feature film projects compared to the prior year and (ii) $599,000 of duplicative rental costs as a result of a business unit relocating to a new facility. These decreases were partially offset by (i) cost savings of $655,000 due to the consolidation of facilities in the episodic television business, (ii) a $500,000 increase in adjusted OIBDA due to higher revenues related to editorial services in the United States and (iii) a $318,000 increase in adjusted OIBDA resulting from higher revenues from visual effects projects in the United States and the United Kingdom. Creative Services group adjusted OIBDA increased $209,000 or 2.9% for the six months ended June 30, 2010, compared to the prior period. This increase was due to (i) a $2,020,000 increase in adjusted OIBDA resulting from higher revenues for editorial services in the United States, (ii) cost savings of $1,310,000 due to the consolidation of facilities in the episodic television business and (iii) $1,269,000 due to higher revenues from commercial digital intermediate and telecine services as commercial production levels increased in 2010. These increases were partially offset by (i) a $3,491,000 decrease in adjusted OIBDA resulting from lower revenues related to a decline in large digital intermediate and telecine feature film projects compared to the prior year and (ii) $798,000 of duplicative rental costs as a result of a business unit relocating to a new facility.

Liquidity and Capital Resources

At June 30, 2010, we have $284,688,000 of cash and cash equivalents on a consolidated basis. In addition, we have investments in marketable securities of $95,629,000, which are generally liquid and available for sale. We may use a portion of these assets to fund potential strategic acquisitions or investment opportunities. The cash is invested in highly liquid, highly-rated short-term investments.

Additionally, our other source of funds is our cash flows from operating activities, which are currently generated entirely from the operations of AMG. During the six months ended June 30, 2010 and 2009, our cash from operating activities was $14,435,000 and $17,709,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted OIBDA. Fluctuations in our segment adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is significantly impacted by changes in working capital, which are generally due to the timing of purchases and payments and the timing of billings and collections for revenue, as well as corporate general and administrative expenses which are not included in segment adjusted OIBDA.

During the six months ended June 30, 2010 and 2009, we used cash of $13,818,000 and $16,131,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. We purchased marketable securities for cash of $41,756,000 during 2010 and $29,965,000 during 2009 in order to improve our investment rate of return.

On July 23, 2010, AMG entered into a $30 million secured revolving credit facility with Wells Fargo Capital Finance, LLC, as agent. Proceeds of the facility, which is not guaranteed by Ascent Media, may be used by AMG for general business purposes, including working capital and capital expenditures.

In considering our liquidity requirements for 2010 and subsequent periods, we evaluated our known future commitments and our expected capital expenditure requirements, as well as our cash flow from continuing operations for the fiscal year 2009 and the first two quarters of 2010 and our understanding of the variable factors driving such cash flow from continuing operations, and the new credit facility at AMG. We considered that currently we have less than $7 million of capital leases which will be paid over the next five years and we have no outstanding bank debt. In addition, we have approximately $4 million of other commitments most of which are expected to be paid in three to five years. Our annual capital expenditure requirements include expenditures required to maintain or enhance AMG’s existing business and discretionary expenditures that could be adjusted by management. We do not currently have any commitments for capital expenditures to be incurred following our 2010 fiscal year. Based on this analysis, we expect to have sufficient sources of liquidity, including available cash and cash equivalents, the new credit facility at AMG, and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements for 2010 and for the foreseeable future.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2010, 2,519 shares of Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, as set forth in the table below.

	Total Number		Average
	of Shares		Price Paid
Period	Purchased		per Share

04/01/10 – 04/30/10	—		—
05/01/10 – 05/31/10	—		—
06/01/10 – 06/30/10	2,519	(a)	$26.26

Total	2,519	(a)	$26.26

(a)	Represents 1,836 shares withheld from Mr. Fitzgerald and 683 shares withheld from Mr. Orr.

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman and Chief Executive Officer

Date: August 6, 2010

By:	/s/ George C. Platisa
George C. Platisa
Executive Vice President and Chief
Financial Officer

Date: August 6, 2010

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.