Form 10-Q
period 2010-09-30
Ascent Media CORP
filed 2010-11-05
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(720) 875-5622

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of Ascent Media Corporation’s common stock as of October 31, 2010 was:

Series A common stock 13,556,343 shares; and
Series B common stock 733,599 shares.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	Amounts in thousands (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$279,023	292,914
Trade receivables, net	81,848	91,414
Prepaid expenses	10,300	9,711
Deferred income tax assets, net	75	562
Assets of discontinued operations	—	2,862
Income taxes receivable	15,945	17,793
Other current assets	1,657	1,635

Total current assets	388,848	416,891
Investments in marketable securities (note 2)	96,906	56,197
Property and equipment, net	172,903	185,891
Deferred income tax assets, net	—	1,029
Assets of discontinued operations	—	10,868
Other assets, net	11,362	11,607

Total assets	$670,019	682,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,245	18,228
Accrued payroll and related liabilities	19,822	17,706
Other accrued liabilities	24,831	21,647
Deferred revenue	9,254	8,618
Liabilities related to assets of discontinued operations	774	4,673

Total current liabilities	73,926	70,872

Deferred tax liabilities	1,094	—
Other liabilities	26,893	29,015

Total liabilities	101,913	99,887

Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,556,343 shares at September 30, 2010	136	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 733,599 shares at September 30, 2010	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,467,207	1,464,925
Accumulated deficit	(894,927)	(878,853)
Accumulated other comprehensive loss	(4,317)	(3,617)

Total stockholders’ equity	568,106	582,596

Total liabilities and stockholders’ equity	$670,019	682,483

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands, except per share amounts
	(Unaudited)

Net revenue	$103,407	106,949	307,433	336,475

Operating expenses:
Cost of services	75,217	78,107	223,178	244,416
Selling, general, and administrative, including stock-based and long-term incentive compensation (note 5)	25,481	25,322	80,813	81,709
Restructuring charges	817	1,160	2,013	2,646
Gain on sale of operating assets, net	(75)	(340)	(16)	(130)
Depreciation and amortization	12,172	14,125	38,483	41,591

	113,612	118,374	344,471	370,232

Operating loss	(10,205)	(11,425)	(37,038)	(33,757)
Other income:
Interest income	1,095	742	2,666	1,899
Other income (expense), net	(491)	78	(1,770)	(636)

	604	820	896	1,263

Loss from continuing operations before income taxes	(9,601)	(10,605)	(36,142)	(32,494)
Income tax benefit from continuing operations	520	2,998	2,331	9,873

Net loss from continuing operations	(9,081)	(7,607)	(33,811)	(22,621)
Discontinued operations (note 3):
Earnings (loss) from discontinued operations	(2,591)	1,409	22,427	3,440
Income tax benefit (expense)	1,826	(215)	(4,690)	(885)

Earnings (loss) from discontinued operations, net of income tax	(765)	1,194	17,737	2,555

Net loss	(9,846)	(6,413)	(16,074)	(20,066)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	1,653	(1,026)	145	4,400
Unrealized holding gains (losses) arising during the period, net of income tax	1,277	817	(1,047)	2,134
Pension liability adjustments	67	34	202	100

Other comprehensive earnings (loss)	2,997	(175)	(700)	6,634

Comprehensive loss	$(6,849)	(6,588)	(16,774)	(13,432)

Basic and diluted earnings (loss) per share (note 6)
Continuing operations	$(0.64)	(0.54)	(2.38)	(1.61)
Discontinued operations	(0.05)	0.08	1.25	0.18

Net loss	$(0.69)	(0.46)	(1.13)	(1.43)

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	Amounts in thousands
	(Unaudited)

Cash flows from operating activities:
Net loss	$(16,074)	(20,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(17,737)	(2,555)
Depreciation and amortization	38,483	41,591
Stock based compensation	2,491	1,834
Deferred income tax expense	2,610	1,307
Other non-cash activity, net	949	1,493
Changes in assets and liabilities:
Trade receivables	9,566	14,207
Prepaid expenses and other assets	1,803	(8,935)
Payables and other liabilities	4,182	(13,858)
Operating activities from discontinued operations, net	(7,074)	3,951

Net cash provided by operating activities	19,199	18,969

Cash flows from investing activities:
Capital expenditures	(24,056)	(20,529)
Purchases of marketable securities (note 2)	(41,756)	(43,274)
Proceeds from sales of marketable securities (note 2)	—	6,112
Cash paid for acquisitions (note 4)	—	(2,702)
Proceeds from sale of discontinued operations	34,828	—
Proceeds from sale of operating assets	25	959
Equity investments	(1,384)	(1,785)
Investing activities from discontinued operations, net	(301)	(1,962)

Net cash used in investing activities	(32,644)	(63,181)

Cash flows from financing activities:
Payment of capital lease obligations	(1,448)	(1,345)
Proceeds from credit facility	1,000	—
Other	2	—

Net cash used in financing activities	(446)	(1,345)

Net decrease in cash and cash equivalents	(13,891)	(45,557)
Cash and cash equivalents at beginning of period	292,914	341,517

Cash and cash equivalents at end of period	$279,023	295,960

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

Starting in the second quarter of 2009, Ascent Media purchased marketable securities consisting of diversified corporate bond funds for cash. The following table presents the activity of these investments, which have all been classified as available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Amounts in thousands

Beginning Balance	$95,629	32,173	56,197	—
Purchases	—	13,309	41,756	43,274
Sales(1)	—	(5,376)	—	(5,376)
Unrealized gain (loss)	1,277	1,370	(1,047)	3,578

Ending Balance	$96,906	41,476	96,906	41,476

(1)	For the three and nine months ended September 30, 2009, proceeds from the sales of marketable securities totaled $6,112,000, which included a pre-tax gain of $736,000.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents the net after-tax unrealized gains (losses) on the investments in marketable securities that were recorded in accumulated other comprehensive income on the consolidated balance sheets and in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands

Accumulated other comprehensive income
Beginning Balance	$(972)	1,317	1,352	—
Gains (losses), net of tax(1)	1,277	1,256	(1,047)	2,573
Gains recognized into earnings, net of tax(2)	—	(439)	—	(439)

Ending Balance	$305	2,134	305	2,134

(1)	Amounts are net of tax expense of $0 and $850,000 for the three months ended September 30, 2010 and 2009, respectively, and $0 and $1,741,000 for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Amounts are net of tax of $297,000 for both the three and nine months ended September 30, 2009.

(3)	Discontinued Operations

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. The Chiswick Park assets and liabilities were classified as held for sale at December 31, 2009, and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the condensed consolidated financial statements for all periods presented. Ascent Media recorded a pre-tax gain on the sale of $25,498,000, subject to customary post-closing adjustments, and $4,690,000 of related income tax expense. The gain and related income tax expense are included in earnings (loss) from discontinued operations in the accompanying condensed consolidated statement of operations.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group. The GMX assets and liabilities were classified as discontinued operations at September 30, 2010, and the results of operations of GMX have been treated as discontinued operations in the condensed consolidated financial statements for all periods presented. Ascent Media recorded a charge of $1,838,000 to writeoff the assets and record severance costs in connection with the shutdown.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax on the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands

Revenue	$—	$5,008	$2,533	$13,425
Earnings (loss) before income taxes(a)	$(2,591)	$1,409	$22,427	$3,440

(a)	The three and nine months ended September 30, 2010 amounts include a charge of $1,838,000 related to the shutdown of the GMX operations. The nine months ended September 30, 2010 amount includes a $25,498,000 gain on the sale of the Chiswick Park facility.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(4)	Restructuring Charges

The Company recorded restructuring charges in continuing operations of $817,000 and $1,160,000, during the three months ended September 30, 2010 and 2009, respectively, and $2,013,000 and $2,646,000 during the nine months ended September 30, 2010 and 2009, respectively. These charges related to certain severance and facility costs in conjunction with ongoing structural changes commenced in late 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. These changes, which were concluded in September 2010, include the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2008	Additions	Deductions(a)	September 30, 2009

Severance	$2,526	2,632	(4,289)	869
Excess facility costs	3,294	14	(1,353)	1,955

Total	$5,820	2,646	(5,642)	2,824

	December 31, 2009	Additions	Deductions(a)	September 30, 2010

Severance	$699	1,407	(1,944)	162	(b)
Excess facility costs	4,375	606	(2,828)	2,153	(c)

Total	$5,074	2,013	(4,772)	2,315

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average Series A and Series B shares	14,206,481	14,081,872	14,194,973	14,076,216
Dilutive effect of stock options and unvested restricted stock	175,676	206,593	176,053	191,777

Diluted shares	14,382,157	14,288,465	14,371,026	14,267,993

(7)	Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(8)	Revolving Credit Facility

In July 2010, AMG entered into a $30 million secured revolving credit facility with Wells Fargo Capital Finance, LLC, as agent. The credit facility has a four year term and the interest rate was 2.76% at September 30, 2010. Proceeds of the facility, which is not guaranteed by Ascent Media, may be used by AMG for general business purposes, including working capital and capital expenditures. As of September 30, 2010, AMG had borrowed $1,000,000 under the credit facility, which is included in other liabilities on the consolidated balance sheet.

(9)	Fair Value Measurements

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
	Amounts in thousands

December 31, 2009
Money market funds(a)	$272,143	—	—	272,143
Investments in marketable securities(b)	56,197	—	—	56,197
Other liabilities	—	—	(3,327)	(3,327)

Total	$328,340	—	(3,327)	325,013

September 30, 2010
Money market funds(a)	$262,672	—	—	262,672
Investments in marketable securities(b)	96,906	—	—	96,906
Other liabilities	—	—	(3,938)	(3,938)

Total	$359,578	—	(3,938)	355,640

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(b)	Investments consist entirely of diversified corporate bond funds and are all classified as available-for-sale securities.

The Level 3 liabilities consist of contingent consideration and participating residual interests related to business acquisitions which were computed using discounted future cash flow models which use estimated discount rates. The following table presents the activity in the Level 3 balances:

	Nine Months Ended September 30,
	2010	2009
	Amounts in thousands

Beginning balance	$(3,327)	(4,226)
Contingent consideration	—	(3,162)
Amounts expensed(a)	(611)	(169)

Ending balance(b)	$(3,938)	(7,557)

(a)	The amounts expensed consisted of changes in the fair value of contingent consideration. These amounts were recorded in SG&A on the consolidated statement of operations.

(b)	The 2010 amount consists of contingent consideration of $3,804,000 and a participating residual interest of $134,000. The 2009 amount consists of contingent consideration of $3,331,000 and a participating residual interest of $4,226,000.

Ascent Media’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)	Information About Reportable Segments

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

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Content	Creative
	Services	Services			Consolidated
	Group	Group	Combined	Other(a)	Total
	Amounts in thousands

Three months ended September 30, 2010
Revenue from external customers	$61,017	42,390	103,407	—	103,407
Adjusted OIBDA	$5,664	4,568	10,232	(6,435)	3,797
Capital expenditures	$7,476	2,469	9,945	608	10,553
Nine months ended September 30, 2010
Revenue from external customers	$179,866	127,567	307,433	—	307,433
Adjusted OIBDA	$16,311	11,880	28,191	(20,339)	7,852
Capital expenditures	$15,689	4,995	20,684	3,372	24,056
Three months ended September 30, 2009
Revenue from external customers	$65,332	41,617	106,949	—	106,949
Adjusted OIBDA	$5,715	5,005	10,720	(6,405)	4,315
Capital expenditures	$3,769	860	4,629	191	4,820
Nine months ended September 30, 2009
Revenue from external customers	$213,764	122,711	336,475	—	336,475
Adjusted OIBDA	$19,664	12,109	31,773	(19,268)	12,505
Capital expenditures	$12,212	5,853	18,065	2,464	20,529

(a)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in Other is corporate SG&A expenses and capital expenditures incurred at a corporate level.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands

Total adjusted OIBDA	$3,797	4,315	7,852	12,505
Stock-based and long-term incentive compensation	(698)	(573)	(2,491)	(1,834)
Restructuring and other charges	(817)	(1,160)	(2,013)	(2,646)
Depreciation and amortization	(12,172)	(14,125)	(38,483)	(41,591)
Gain on sale of operating assets, net	75	340	16	130
Other income, net	604	820	896	1,263
Other(a)	(390)	(222)	(1,919)	(321)

Loss from continuing operations before income taxes	$(9,601)	(10,605)	(36,142)	(32,494)

(a)	The nine month period ended September 30, 2010, includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefit of our chief operating officer under the terms of his employment contract.

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands		Amounts in thousands

Revenue
United States	$79,667	83,875	241,148	270,748
United Kingdom	17,357	17,531	49,859	48,872
Singapore	6,383	5,543	16,426	16,855

	$103,407	106,949	307,433	336,475

	September 30,	December 31,
	2010	2009
	Amounts in thousands

Property and equipment, net
United States	$136,327	148,312
United Kingdom	20,924	22,914
Singapore	15,652	14,665

	$172,903	185,891

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In recent years, AMG has encountered increasingly challenging media, entertainment and advertising markets which have impacted our revenues. In addition, AMG has been challenged by increasing competition and resulting downward rate pressure for certain of its services. Such factors have caused margin compression and lower revenue and operating income. Currently, AMG is continuing to focus on leveraging its broad array of traditional media and file-based services to be a full service provider to new and existing customers within the feature film, television production and advertising industries. Its strategy focuses on providing a portfolio of business-to-business services intended to enable media companies to realize increasing benefits from digital distribution. With facilities in the United States, the United Kingdom and Singapore, AMG hopes to increase its services to multinational companies on a worldwide basis. The challenges that it faces include the continued development of end-to-end file-based solutions, increased competition in both its Creative Services and Content Services groups, the need to differentiate its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements including their need for both integrated and file-based workflows.

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

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Creative Services group.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Dollar amounts in thousands		Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$103,407	106,949	307,433	336,475
Loss from continuing operations before income taxes	$(9,601)	(10,605)	(36,142)	(32,494)
Net loss	$(9,846)	(6,413)	(16,074)	(20,066)
Segment Result of Operations
Revenue
Content Services group	$61,017	65,332	179,866	213,764
Creative Services group	$42,390	41,617	127,567	122,711
Adjusted OIBDA
Content Services group	$5,664	5,715	16,311	19,664
Creative Services group	4,568	5,005	11,880	12,109

Total segment adjusted OIBDA	10,232	10,720	28,191	31,773
Corporate general and administrative expenses	(6,435)	(6,405)	(20,339)	(19,268)

Total adjusted OIBDA(a)	$3,797	4,315	7,852	12,505

Adjusted OIBDA as a percentage of Revenue
Content Services group	9.3%	8.7%	9.1%	9.2%
Creative Services group	10.8%	12.0%	9.3%	9.9%

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $3,542,000 or 3.3% and $29,042,000 or 8.6% for the three months and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The Content Services group revenue decreased $4,315,000 or 6.6% and $33,898,000 or 15.9% for the three months and nine months ended September 30, 2010, respectively, compared to the prior year periods. The Creative Services group revenue increased by $773,000 or 1.9% and $4,856,000 or 4.0% for such periods.

The decrease in the Content Services group revenue for the three month period was mainly due to (i) a decrease of $2,922,000 in system integration service revenues as customers reduced spending on system integration projects, with one customer, Motorola, accounting for $1.7 million of the decrease and (ii) a decrease of $2,106,000 due to a decline in traditional media services in the United States and the United Kingdom including mastering, tape and syndication services. These decreases were partially offset by an increase of $1,014,000 due to higher revenues for content distribution and transport services. The decrease in the Content Services group revenue for the nine month period was mainly due to (i) a decrease of $22,528,000 in system integration service revenues as customers reduced spending on system integration projects, with one customer, Motorola, accounting for $15.8 million of the decrease, (ii) a decrease of $8,227,000 due to a decline in traditional media services primarily in the United States including mastering, tape, syndication and DVD services, (iii) a decrease of $2,101,000 due to lower revenues for content distribution and transport services and (iv) a decrease of $2,015,000 due to a decline in digital services revenues.

The increase in Creative Services group revenue for the three month period was due to (i) an increase of $966,000 due to increases in our digital intermediate and telecine feature film projects compared to the prior year and (ii) an increase of $347,000 in editorial services in the United States. These increases were offset by a decrease of $454,000 in episodic television revenues due to the timing of television production and lower revenues earned per show. The increase in Creative Services group revenue for the nine month period was due to (i) an increase of $7,185,000 in editorial services in the United States, (ii) an increase of $2,667,000 from commercial digital intermediate and telecine services as commercial production levels increased in 2010 and (iii) an increase of $1,877,000 for visual effects services in the United States and United Kingdom. These increases were partially offset by (i) a decrease of $4,134,000 due to a decline in large digital intermediate and telecine feature film projects compared to the prior year and (ii) a decrease of $3,241,000 in episodic television revenues due to the timing of television production and lower revenues earned per show.

Cost of Services.  Cost of services decreased $2,890,000 or 3.7% and $21,238,000 or 8.7% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. We began a restructuring program at the end of 2008 across all of our businesses, which concluded in September 2010, that resulted in a reduction in labor costs in the three and nine months ended September 30, 2010, compared to the corresponding prior periods. A significant portion of the decrease for the nine months ended September 30, 2010, resulted from lower volumes of system integration services in the Content Services segment driving significant decreases in production material costs. These decreases were offset by an increase in production equipment costs for both periods compared to the prior year. Also, cost of services for the three months ended September 30, 2010, was impacted by unfavorable changes in foreign currency exchange rates of $563,000.

As a percent of revenue, cost of services was 72.7% and 73.0% for the three month periods ended September 30, 2010 and 2009, respectively. As a percent of revenue, cost of services was 72.6% and 72.6% for the nine month periods ended September 30, 2010 and 2009, respectively.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands		Amounts in thousands

SG&A(a)	$24,393	24,526	76,403	79,554
Stock-based and long-term incentive compensation	698	573	2,491	1,834
Accretion expense on asset retirement obligations (AROs)	55	54	157	152
Other(b)	335	169	1,762	169

Total SG&A	$25,481	25,322	80,813	81,709

(a)	SG&A includes corporate SG&A of $6,435,000 and $6,405,000 for the three months ended September 30, 2010 and 2009, respectively, and $20,339,000 and $19,268,000 for the nine months ended September 30, 2010 and 2009, respectively, which are not included in total segment adjusted OIBDA.

(b)	The nine months period ended September 30, 2010, includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefits of our chief operating officer under the terms of his employment contract.

Our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on AROs and other, decreased $133,000 or 0.5% and $3,151,000 or 4.0% for the three and nine months ended September 30, 2010, respectively, compared to the corresponding prior year periods. The decrease for the three month period was due to lower facility costs and professional fees. The decrease for the nine month period was due to lower facility costs and lower bad debt expense which was partially offset by higher professional fees.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was $698,000 and $573,000 for the three months ended September 30, 2010 and 2009, respectively, and $2,491,000 and $1,834,000 for the nine months ended September 30, 2010 and 2009, respectively. This expense was related to restricted stock and stock option awards granted to certain executives. The nine months ended September 30, 2010 amount also includes approximately $425,000 of accelerated vesting of restricted stock and stock options related to the death benefits of our chief operating officer pursuant to the terms of the Ascent Media Corporation 2008 Incentive Plan.

Restructuring Charges.  We recorded restructuring charges in continuing operations of $817,000 and $1,160,000 during the three months ended September 30, 2010 and 2009, respectively, and $2,013,000 and $2,646,000 during the nine months ended September 30, 2010 and 2009, respectively. These charges related to certain severance and facility costs in conjunction with ongoing structural changes commenced in late 2008 that were implemented to align our organization with our strategic goals and with how we operate, manage and sell our services. These changes, which were concluded in September 2010, included the consolidation of certain facilities in the United Kingdom and further restructuring and labor cost mitigation measures undertaken across all of our businesses.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31, 2008	Additions	Deductions(a)	September 30, 2009

Severance	$2,526	2,632	(4,289)	869
Excess facility costs	3,294	14	(1,353)	1,955

Total	$5,820	2,646	(5,642)	2,824

	December 31, 2009	Additions	Deductions(a)	September 30, 2010

Severance	$699	1,407	(1,944)	162	(b)
Excess facility costs	4,375	606	(2,828)	2,153	(c)

Total	$5,074	2,013	(4,772)	2,315

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2010.

(c)	Substantially all of this amount is expected to be paid by 2012.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1,953,000 or 13.8% and $3,108,000 or 7.5% for the three and nine months ended September 30, 2010, respectively, compared to the corresponding prior year periods. The decrease for both periods is the result of a decrease in property and equipment as the amount of assets that were either sold or fully depreciated exceeded the depreciation on new assets that were placed into service during 2010.

Income Taxes from Continuing Operations.  For the three months ended September 30, 2010, we had a pre-tax loss from continuing operations of $9,601,000 and an income tax benefit from continuing operations of $520,000, for an effective tax benefit rate of 5.4%. For the nine months ended September 30, 2010, we had a pre-tax loss from continuing operations of $36,142,000 and an income tax benefit from continuing operations of $2,331,000, for an effective tax benefit rate of 6.4%. For the three months ended September 30, 2009, we had a pre-tax loss from continuing operations of $10,605,000 and an income tax benefit from continuing operations of $2,998,000, for an effective tax benefit rate of 28.3%. For the nine months ended September 30, 2009, we had a pre-tax loss from continuing operations of $32,494,000 and an income tax benefit from continuing operations of $9,873,000, for an effective tax benefit rate of 30.4%. For the three and nine months ended September 30, 2010, we recorded a charge of approximately $3.1 million and $14.0 million, respectively, to increase the valuation allowance, which reduced our net income tax benefit from continuing operations and lowered the effective tax benefit rate.

Earnings from Discontinued Operations, Net of Income Taxes.  We recorded earnings (loss) from discontinued operations, net of income taxes, of $(765,000) and $1,194,000 for the three months ended September 30, 2010 and 2009, respectively, and $17,737,000 and $2,555,000 for the nine months ended September 30, 2010 and 2009, respectively. These amounts included the results of the Chiswick Park facility which was sold in February 2010 and the Global Media Exchange which was shut down at the end of September 2010. The three and nine months ended September 30, 2010 amounts include a charge of $1,838,000 to writeoff assets and record severance costs related to the shutdown of the GMX operations. The nine months ended September 30, 2010 amount also includes the gain on the sale of the Chiswick Park facility of $25,498,000 and the related income tax expense of $4,690,000.

Adjusted OIBDA.  The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Amounts in thousands

Total adjusted OIBDA	$3,797	4,315	7,852	12,505
Stock-based and long-term incentive compensation	(698)	(573)	(2,491)	(1,834)
Restructuring and other charges	(817)	(1,160)	(2,013)	(2,646)
Depreciation and amortization	(12,172)	(14,125)	(38,483)	(41,591)
Gain (Loss) on sale of operating assets, net	75	340	16	130
Other income, net	604	820	896	1,263
Other(a)	(390)	(222)	(1,919)	(321)

Loss from continuing operations before income taxes	$(9,601)	(10,605)	(36,142)	(32,494)

(a)	The nine month period ended September 30, 2010, includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefit of our chief operating officer under the terms of his employment contract.

Content Services group adjusted OIBDA as a percentage of revenue was 9.3% and 8.7% for the three months ended September 30, 2010 and 2009, respectively, and 9.1% and 9.2% for the nine months ended September 30, 2010 and 2009, respectively. In 2009, the primary cost components for the Content Services group were labor and materials, with these costs comprising about 67% of the segment revenue. Due to the decline in revenue from the system integration business, which incurs high material costs, the primary cost components for the Content Services group in 2010 are labor and facilities costs. These costs comprise about 70% of the segment revenues in 2010. The other cost components for the Content Services group are production equipment and general and administrative expense.

Content Services group adjusted OIBDA decreased slightly by $51,000 or 0.9% for the three months ended September 30, 2010, compared to the prior year period. This decrease was due to (i) a $1,232,000 decrease in adjusted OIBDA resulting from lower revenues for traditional media services in the United States and United Kingdom including mastering, tape and syndication services and (ii) a $418,000 decrease in adjusted OIBDA resulting from lower revenues from digital services. These decreases were partially offset by (i) an adjusted OIBDA increase of $1,195,000 in the content distribution business.

Content Services group adjusted OIBDA decreased $3,353,000 or 17.1% for the nine months ended September 30, 2010, compared to the prior year period. This decrease was due to (i) a $2,746,000 decrease in adjusted OIBDA resulting from lower revenues for traditional media services in the United States including mastering, tape and syndication services and (ii) a $2,499,000 decrease in adjusted OIBDA resulting from lower revenues from digital services. These decreases were partially offset by an adjusted OIBDA increase of $1,860,000 in the content distribution business, which reduced operating costs more than its decline in revenues.

Creative Services group adjusted OIBDA as a percentage of revenue was 10.8% and 12.0% for the three months ended September 30, 2010 and 2009, respectively, and 9.3% and 9.9% for the nine months ended September 30, 2010 and 2009, respectively. The services provided by the Creative Services group are labor intensive and they require high labor and facility costs, with these costs representing about 76% of the segment revenue. The Creative Services group’s other primary cost components are production equipment, materials cost and general and administrative expenses.

Creative Services group adjusted OIBDA decreased $437,000 or 8.7% for the three months ended September 30, 2010, compared to the prior period. This decrease was due to (i) a $866,000 decrease in adjusted OIBDA resulting from visual effects projects in the United States and (ii) a $460,000 decrease in adjusted OIBDA resulting from lower revenues from large digital intermediate and telecine feature film projects compared to the prior year. These decreases were partially offset by (i) cost savings of $655,000 due to the consolidation of facilities in the episodic television business and (ii) a $309,000 increase in adjusted OIBDA due to higher revenues related to editorial services in the United States.

Creative Services group adjusted OIBDA decreased $229,000 or 1.9% for the nine months ended September 30, 2010, compared to the prior period. This decrease was due to (i) a $3,625,000 decrease in adjusted OIBDA resulting from lower revenues related to a decline in large digital intermediate and telecine feature film projects compared to the prior year, (ii) a $1,305,000 decrease in adjusted OIBDA resulting from visual effects projects in the United States and (ii) $998,000 of duplicative rental costs as a result of a business unit relocating to a new facility. These decreases were partially offset by (i) a $2,221,000 increase in adjusted OIBDA resulting from higher revenues for editorial services in the United States, (ii) cost savings of $1,965,000 due to the consolidation of facilities in the episodic television business (iii) an $851,000 increase in adjusted OIBDA resulting from higher revenues for visual effects projects in the United Kingdom and (iv) $712,000 due to higher revenues from commercial digital intermediate and telecine services as commercial production levels increased in 2010.

Liquidity and Capital Resources

At September 30, 2010, we had cash, cash equivalents and marketable securities, on a consolidated basis, of $375,929,000. This amount consisted of $279,023,000 of cash and cash equivalents and $96,906,000 of investments in marketable securities, which are generally liquid and available for sale. We may use a portion of these assets to fund potential acquisitions or investment opportunities. The cash and cash equivalents and marketable securities are invested in highly liquid, highly-rated short-term investments.

Additionally, our other source of funds is our cash flows from operating activities, which are currently generated entirely from the operations of AMG. During the nine months ended September 30, 2010 and 2009, our cash provided by operating activities was $19,199,000 and $18,969,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted OIBDA. Fluctuations in our segment adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is significantly impacted by changes in working capital, which are generally due to the timing of purchases and payments and the timing of billings and collections for revenue, as well as corporate general and administrative expenses which are not included in segment adjusted OIBDA.

During the nine months ended September 30, 2010 and 2009, we used cash of $24,056,000 and $20,529,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts, which are capitalized as additions and remain our property, not that of the customer. We purchased marketable securities for cash of $41,756,000 during 2010 and $43,274,000 during 2009 in order to improve our investment rate of return.

In July 2010, AMG entered into a $30 million secured revolving credit facility with Wells Fargo Capital Finance, LLC, as agent. The credit facility has a four year term and the interest rate was 2.76% at September 30, 2010. Proceeds of the facility, which is not guaranteed by Ascent Media, may be used by AMG for general business purposes, including working capital and capital expenditures. As of September 30, 2010, AMG has borrowed $1,000,000 under the credit facility.

In considering our liquidity requirements for 2010 and subsequent periods, we evaluated our known future commitments and our expected capital expenditure requirements, as well as our cash flow from continuing operations for the fiscal year 2009 and the first three quarters of 2010 and our understanding of the variable factors driving such cash flow from continuing operations We also considered the new credit facility at AMG. We considered that currently we have approximately $5 million of capital lease obligations, which will be paid over the next five years, and $1 million outstanding on the credit facility which is payable in four years. In addition, we have approximately $4 million of other commitments most of which are expected to be paid in three to five years. Our annual capital expenditure requirements include expenditures required to maintain or enhance AMG’s existing business as well as discretionary expenditures that could be adjusted by management. We currently have commitments for capital expenditures to be incurred following our 2010 fiscal year but they are not significant. Based on this analysis, we expect to have sufficient sources of liquidity, including available cash, cash equivalents and marketable securities, the new credit facility at AMG, and net cash from AMG’s operating activities to meet our working capital needs and capital expenditure requirements for 2010 and for the foreseeable future.

We may seek external equity or debt financing in the event of any potential acquisitions or investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that would be acceptable to us. Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2010, 2,521 shares of Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, as set forth in the table below.

	Total Number of Shares		Average Price
Period	Purchased (Surrendered)		Paid per Share

07/01/10 — 07/31/10	—		—
08/01/10 — 08/31/10	—		—
09/01/10 — 09/30/10	2,521(a	)	$26.81

Total	2,521(a	)	$26.81

(a)	Represents 1,837 shares withheld from Mr. Fitzgerald and 684 shares withheld from Mr. Orr.

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

By:	/s/ William R. Fitzgerald
     William R. Fitzgerald

Chairman, President and Chief Executive Officer

Date: November 5, 2010

By:	/s/ George C. Platisa
     George C. Platisa

Executive Vice President and Chief Financial Officer

Date: November 5, 2010

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.