Form 10-K
period 2010-12-31
Ascent Media CORP
filed 2011-03-14
CIK 1437106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34176
ASCENT MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	26-2735737 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code:
(720) 875-6672

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class	Name of Exchange on Which Registered

Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company).

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of Ascent Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2010, was approximately $340 million.

The number of shares outstanding of Ascent Media Corporation’s common stock as of February 28, 2011 was: Series A common stock 13,554,998 shares; and Series B common stock 731,852 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT MEDIA CORPORATION
2010 ANNUAL REPORT ON FORM 10-K

ITEM 1.	BUSINESS

(a)	General Development of Business

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

We are a holding company. At December 31, 2010, our assets consist primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), the Content Distribution business, cash and cash equivalents. At December 31, 2010, we had cash and cash equivalents, on a consolidated basis, of $149,857,000. We also own assets used in the operation of our corporate and support functions and other non-core assets including certain real estate interests primarily in the United States and the Systems Integration business described below. The Content Distribution business was subsequently sold on February 28, 2011.

During 2010, there were substantial changes in our operations. Historically, our principal asset was our wholly-owned operating subsidiary Ascent Media Group, LLC (“AMG”). AMG was primarily engaged in the business of providing content and creative services to the media and entertainment industries. AMG provided a wide variety of creative services and content management and delivery services to the media and entertainment industries from facilities in the United States, the United Kingdom and Singapore. AMG provided solutions for the creation, management and distribution of content to major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports and advertising content. AMG also provided solutions for the management and distribution of content to multichannel video programming distributors such as cable operators and IPTV providers. Services were marketed to target industry segments through AMG’s internal sales force, which were sold on both a bundled and an individual basis.

The businesses of AMG were organized into two operating segments: businesses that provide content management and delivery services (“Content Services”), and businesses that provide creative services (“Creative Services”). The Content Services segment was in turn divided into three business units: (i) the content distribution business unit (“Content Distribution”), (ii) the media management services business unit (“Media Services”) and (iii) the systems integration business unit (“Systems Integration” or “SI”).

In February 2010, AMG consummated the sale of the assets and operations of its Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc., for net cash proceeds of approximately $35 million. AMG recognized a pre-tax gain of approximately $25.5 million from the sale. For further information regarding this transaction, see the MD&A section of this Annual Report. The results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report.

On November 24, 2010, the Company entered into an agreement to sell the assets and operations of the Creative Services and Media Services business units (the “Creative/Media business”) to Deluxe Entertainment Services Group Inc. and its wholly-owned subsidiary. This sale closed on December 31, 2010 for net cash proceeds of approximately $69 million, subject to customary post-closing adjustments. Based on the estimated purchase price, the Company recognized a net pre-tax loss of approximately $27 million from the sale of the Creative/Media business. For further information regarding this transaction, see the MD&A section of this Annual Report. The Creative/Media business results of operations have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report.

On December 2, 2010, we entered into an agreement to sell the assets and operations of the Content Distribution business unit to Encompass Digital Media, Inc. and its wholly owned subsidiary (together “Encompass”). For more information regarding this sale, please see “— Recent Developments” and the MD&A sections below. The financial statements of the Company included in this Annual Report on Form 10-K include the financial position and results of operations of the Content Distribution business on a consolidated basis for all periods reflected.

On December 17, 2010, we acquired 100% of Monitronics, a leading national security alarm monitoring company. The transaction value comprised $396 million of cash consideration and we also assumed $795 million of net debt (which we define as the principal amount of such debt less cash) of Monitronics. Monitronics provides monitored business and home security system services to more than 665,000 subscribers in the United States and Canada, through a nationwide network of independent authorized dealers. For more information about the Monitronics business, please see “— Narrative Description of the Business — Monitronics International, Inc.” below. The financial statements of the Company included in this Annual Report on Form 10-K include the financial position of Monitronics in the Company’s consolidated balance sheet as at December 31, 2010, and the results of operations of Monitronics on a consolidated basis for the period from December 17, 2010 through December 31, 2010.

Recent Developments

On February 28, 2011, the Company and Encompass consummated the sale of the Content Distribution business. The Company received net cash proceeds of approximately $104 million. The Company expects to recognize an estimated pre-tax gain of approximately $65 million from the sale, subject to customary post-closing adjustments. The Content Distribution results of operations will be treated as discontinued operations in our consolidated financial statements starting in the first quarter of 2011. For further information regarding this transaction, see the MD&A section of this Annual Report.

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

Factors relating to the Company and its consolidated subsidiaries, as a whole:

•	general economic and business conditions and industry trends;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	uncertainties inherent in the development of new business lines and business strategies, including market acceptance;

•	integration of acquired businesses;

•	rapid technological changes;

•	the availability and terms of capital;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in the nature of key strategic relationships; and

•	competitor and overall market response to our products and services including acceptance of the pricing of such products and services.

Factors relating to the business of Monitronics:

•	Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness;

•	Monitronics’ anticipated growth strategies;

•	Monitronics’ ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies;

•	the operating performance of Monitronics’ network of independent alarm systems dealers;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•	changes in Monitronics’ expected rate of subscriber attrition;

•	Monitronics’ ability to continue to control costs and maintain quality;

•	the impact of “false alarm” ordinances and other potential changes in regulations or standards;

•	changes in technology that may make Monitronics’ services less attractive or obsolete, or require significant expenditures to upgrade;

•	the development of new services or service innovations by competitors;

•	potential liability for failure to respond adequately to alarm activations;

•	the potential for system failure as a result of a catastrophic event or natural disaster, including potential failure of back-up arrangements.

•	the trend away from the use of public switched telephone network lines.

•	the ability of Monitronics to obtain additional funds to grow its business, including the terms of any additional financing with respect thereto; and

•	the ability of Monitronics to refinance its existing debt on attractive terms.

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

Based on the foregoing criteria, our two reportable segments at December 31, 2010 are our Content Services group and our Monitronics business. Financial information related to our reportable segments can be found in note 19 to our consolidated financial statements in Part II of this Annual Report.

(c)	Narrative Description of Business

Ascent Media Corporation, a Delaware corporation, is a holding company. Our principal executive office is located at 12300 Liberty Boulevard, Englewood, Colorado 80112, telephone number (720) 875-6672. At

December 31, 2010, following the consummation of the sale of our Creative/Media business, our principal assets consisted of our wholly owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), the Content Distribution and System Integration businesses described below, and cash and cash equivalents. The financial statements included in this Form 10-K include (i) the historical financial information for our Content Distribution business, which was sold on February 28, 2011, (ii) the historical financial information for our Systems Integration business and (iii) financial information for Monitronics at December 31, 2010, and for the period from December 17, 2010 through December 31, 2010. The results of operations of the Creative/Media business have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report. For further historical financial information with regard to Monitronics, please see our Current Report on Form 8-K/A filed with the SEC on December 28, 2010.

The Content Distribution business was sold on February 28, 2011. We are currently exploring opportunities to dispose of the Systems Integration business, which we consider non-core. There can be no assurances that the disposition of the SI business will be completed in the near term and/or on terms favorable to Ascent Media, or on any terms.

We are also currently exploring opportunities to dispose of or monetize our owned real property, which is not required for our operations.

Content Services

The Content Services group provided the services to archive, optimize, transform, and repurpose completed media assets for global distribution via satellite, fiber, the Internet and freight, as well as the post-production facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. The Content Services group was operated from facilities located in California, Connecticut, Minnesota, New York, New Jersey, Virginia, the United Kingdom and Singapore.

The Content Services group historically included the Media Services business, the Content Distribution business and the Systems Integration business. The Media Services business was sold in 2010 and therefore is not included in the description below. The Content Distribution business described below was sold in a recent transaction to Encompass. For more information regarding this sale, see “— Recent Developments” above.

The Content Distribution Business

The key services provided by the Content Distribution business included the following:

Network origination, playout and master control.  The Content Distribution business provided outsourced network origination services to cable, satellite and pay-per-view programming networks. This suite of services involved the digitization and management of client-provided media assets (programs, advertisements, promotions and secondary events) and their aggregation into a continuous linear playout stream in accordance with the client’s programming schedule. More than one hundred programming feeds — running 24 hours a day, seven days a week — were supported by the Content Distribution business’s facilities in the United States, London and Singapore. Network origination services were provided from large-scale technical platforms with integrated asset management, hierarchical storage management (a data storage technique which automatically moves data between high-cost and low-cost storage media), and broadcast automation capabilities. These platforms, which are designed, built, owned and operated by the Content Distribution business, require incorporation and integration of hardware and software from multiple third-party suppliers into a coordinated service solution. Associated services included cut-to-clock and compliance editing, tape library management, ingest & quality control, format conversion, and tape duplication. For multi-language television services, the Content Distribution business facilitated the collection, aggregation, and playout of language-specific materials, including subtitles and foreign language dubs. On-air graphics and other secondary events were also integrated with the content. In conjunction with network origination services, the Content Distribution business operated television production studios and provided complete post-production services for on-air promotions for some clients.

Transport and connectivity.  The Content Distribution business operated satellite earth station facilities in Singapore, California, New York, New Jersey, Minnesota and Connecticut. The Content Distribution business’s facilities were staffed 24 hours a day and used for uplink, downlink and turnaround services. The business accessed various distribution points, including basic and premium cable, broadcast syndication, direct-to-home and DBS markets and resold transponder capacity for both occasional and full-time use. The Content Distribution business’s “teleports” were high-bandwidth communications gateways with video switches and facilities for satellite, optical fiber and microwave transmission. The business’s facilities offered satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. The Content Distribution business also operated a global fiber network to carry real-time video and data services between its various locations in the US, London, and Singapore. This network was used to provide full-time program feeds and ad hoc services to clients and to transport files and real-time signals between the Content Distribution business’s locations. The Content Distribution business also operated industry-standard encryption and compression systems as needed for customer satellite transmission. The Content Distribution business’s transport and connectivity services could be directly associated with network origination services or could be provided on a stand-alone basis.

The Systems Integration Business

The System Integration business designs, builds, installs and services advanced technical systems for production, management and delivery of rich media content to the worldwide broadcast, cable television, broadband, government and telecommunications industries. The System Integration business operates out of facilities in New Jersey, California and Virginia, and services global clients including major broadcasters, cable and satellite networks, telecommunications providers, and corporate television networks, as well as numerous production and post-production facilities. Services offered include program management, engineering design, equipment procurement, software integration, construction, installation, service and support. The Company considers the Systems Integration business unit to be a non-core asset and is currently exploring opportunities to dispose of that business.

Monitronics International, Inc.

Through our wholly-owned subsidiary, Monitronics, we are primarily engaged in the business of providing security alarm monitoring services: monitoring signals from burglaries, fires and other events, as well as, providing customer service and technical support. Monitronics is the third largest alarm monitoring company in the United States, with over 665,000 subscribers under contract. With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, Monitronics provides a wide range of mainly residential security services including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone. Monitronics was incorporated in 1994 and is headquartered in Dallas, Texas.

Operations

Unlike many of its national competitors, Monitronics outsources the sales, installation and field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, Monitronics is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

During 2010, Monitronics purchased alarm monitoring contracts from more than 400 dealers. Monitronics generally enters into alarm monitoring purchase agreements with dealers only after a thorough review of the dealer’s qualifications, licensing and financial situation. Once a dealer has qualified, Monitronics generally obtains rights of first refusal to purchase all accounts sold by that dealer for a period of three years.

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts. The initial contract term is typically three years, with automatic renewal on a month-to-month basis. Monitronics generates incremental revenue from retail customers by providing additional services, such as maintenance. Monitronics also generates revenue from fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.

Monitronics’ authorized independent dealers are typically single-location businesses that sell and install alarm systems. These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station. They also do not have the scale required to operate a monitoring station efficiently. These dealers typically sell the contracts to companies who have monitoring stations and outsource the monitoring function for any accounts they retain. We have the ability to monitor signals from nearly all types of residential security systems. We generally enter into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to purchase the associated alarm monitoring contracts. We seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets in order to maximize revenues. In evaluating the quality of potential participants for our dealer program, Monitronics conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources. This process includes:

•	lien searches and background checks on the dealer; and

•	a review of the dealer’s licensing status and creditworthiness.

Once a dealer is approved and signed as a Monitronics Authorized Dealer, the primary steps in creating an account are as follows:

1. Dealer sells an alarm system to a homeowner or small business.

2.	Dealer installs the alarm system, which is monitored by Monitronics central monitoring center, trains the customer on its use, and receives a signed three to five year contract for monitoring services.

3. Dealer presents the account to Monitronics for purchase.

4. Monitronics performs diligence on the alarm monitoring account to validate quality.

5. Monitronics acquires the customer contract at a formula-based price.

6. Customer becomes a Monitronics account.

7. All future billing and customer service is conducted through Monitronics.

Monitronics believes its ability to maximize its return on invested capital is largely dependent on the quality of the accounts purchased. The company conducts a review of each account to be purchased from the dealer. This process typically includes:

•	Subscriber credit score reviews;

•	Telephone surveys to confirm satisfaction with the installation and security systems;

•	An individual review of each alarm monitoring contract;

•	Confirmation that the customer is a homeowner; and

•	Confirmation that each security system has been programmed to Monitronics’ central monitoring station prior to purchase.

Monitronics generally pays its dealers a purchase price for each new customer account based on a multiple of the account’s monthly recurring revenue. The purchase terms are provided for in the dealer contract. The dealer contract generally provides that, if a customer account acquired by Monitronics is terminated within the first 12 months, the dealer must replace the account or refund the purchase price paid by Monitronics. To secure the dealer’s obligation, Monitronics typically holds back a percentage of the purchase price for a 12 month period.

Monitronics believes that this process, which includes both clearly defined customer account standards and a consistently applied due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last five calendar years, the average credit score of accounts purchased by Monitronics, was in excess of 700 on the FICO scale.

Approximately 93% of Monitronics subscribers are residential homeowners and the remainder are small commercial accounts. Monitronics believes by focusing on residential homeowners rather than renters it can reduce attrition, because homeowners relocate less frequently than renters.

Monitronics provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas. This facility is Underwriters Laboratories (“UL”) listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements. Monitronics’ central monitoring station in Dallas has also received the Central Station Alarm Association’s (CSAA) prestigious Five Diamond Certification. According to the CSAA, less than 4% of all central monitoring stations in the U.S. have attained Five Diamond Certified status. Monitronics also has a back-up facility located in McKinney, Texas that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at its primary monitoring center. A call center in Mexico provides telephone support for Spanish-speaking subscribers.

Monitronics’ telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal are delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers. Monitronics never dispatches its own personnel to the subscriber’s premises. If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, Monitronics will contract with an independent third party responder (Patrol Company) if available in that area.

Monitronics seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Monitronics has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Monitronics relies on its nationwide network of over 400 service dealers to provide such service on a time and materials basis. Monitronics closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.

Monitronics also provides central station monitoring services on a wholesale basis for other independent alarm companies that do not have the capability to monitor systems for their customers.

Intellectual Property

The Company has a registered service mark for the Monitronics name and a service mark for the Monitronics logo. It owns certain proprietary software applications that are used to provide services to its dealers and subscribers. Monitronics does not hold any patents or other intellectual property rights on its proprietary software applications.

Sales and Marketing

General.  We believe Monitronics’ nationwide network of authorized dealers is the most effective way for Monitronics to market alarm systems. Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer’s local presence and reputation with Monitronics’ high quality service and support, Monitronics is able to cost-effectively provide local services and take advantage of economies of scale where appropriate.

Agreements with dealers provide for the purchase of the dealer’s subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to Monitronics. The dealer then submits this monitoring agreement for Monitronics’ due diligence review and purchase.

Dealer Network Development.  Monitronics remains focused on expanding its network of independent authorized dealers. To do so, Monitronics has established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the Monitronics brand name in their sales and marketing activities and on the products they sell and install. Monitronics authorized dealers benefit from their affiliation with Monitronics and its national reputation for high customer satisfaction, as well as the support they receive from Monitronics. Authorized dealers benefit by generating operating capital and profits from the sale of their accounts to Monitronics. Monitronics also provides authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers, including alarm systems labeled with the Monitronics logo. Monitronics also makes available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to its authorized dealers. In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, Monitronics employs sales representatives to promote its authorized dealer program, find account acquisition opportunities and sell Monitronics monitoring services. Monitronics targets independent alarm dealers across the U.S. that can benefit from the Monitronics dealer program services and can generate high quality monitoring customers for Monitronics. Monitronics uses a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

Dealer Marketing Support.  Monitronics offers its authorized dealers an extensive marketing support program. Monitronics focuses on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	lead boxes;

•	vehicle graphics;

•	trade show booths; and

•	clothing bearing the Monitronics brand name.

These materials are made available to dealers at prices that management believes would not be available to dealers on an individual basis.

Monitronics’ sales materials promote both the Monitronics brand and the dealer’s status as a Monitronics authorized dealer. Dealers often sell and install alarm systems which display the Monitronics logo and telephone number, which further strengthens consumer recognition of their status as Monitronics authorized dealers. Management believes that the dealers’ use of the Monitronics brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of Monitronics-branded materials by the dealer to the customer at the point of sale. Such materials may include Monitronics yard signs, brochures, instruction cards, and other promotional items. Monitronics’ dealers typically introduce customers to Monitronics in the home when describing Monitronics’ central monitoring station.

Following the purchase of a monitoring agreement from a dealer, the customer is sent a brochure notifying them that Monitronics has assumed responsibility for all their monitoring needs and providing them service instructions. All materials focus on the Monitronics brand and the role of Monitronics as the single source of support for the customer.

Negotiated Account Acquisitions.  In addition to the development of Monitronics’ dealer network, Monitronics occasionally acquires alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Monitronics’ management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner.

Strategy

Corporate Strategy

Ascent Media Corporation actively seeks opportunities to leverage our strong capital position through strategic acquisitions and other potential transactions in various industries. As part of this strategy, we divested the businesses that were historically operated by our former operating subsidiary, AMG, and acquired Monitronics, a subscription-based business that delivers solid, predictable revenue and cash flow and has what we believe is a scalable and leveragable business model.

We continue to evaluate acquisition opportunities that we believe offer the opportunity for attractive returns on equity. In evaluating potential acquisition candidates we consider various factors, including among other things:

•	financial characteristics, including recurring revenue streams and free cash flow;

•	growth potential;

•	potential return on investment incorporating appropriate financial leverage, including the target’s existing indebtedness and opportunities to restructure some or all of that indebtedness;

•	risk profile of business; and

•	strong management team in place.

We consider acquisitions utilizing cash, leverage and Ascent Media Corporation stock. In addition to acquisitions, we consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that we believe provide either a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

Our acquisition strategy entails substantial risk. We consider potential acquisitions in a variety of industries, which could result in significant additional changes in our operations from those historically conducted by us. Please see “Risk Factors” below.

Monitronics Strategy

Monitronics’ goal is to maximize return on invested capital, which we believe can be achieved by pursuing the following strategies:

Maximize Subscriber Retention.  We seek to maximize subscriber retention by continuing to acquire high quality accounts and to increase the average life of an account through the following initiatives:

•	Maintain the high quality of our subscriber base by continuing to implement our highly disciplined account acquisition program;

•	Continue to incentivize our dealers to sell us only high-quality accounts through quality incentives built into the purchase price and by having a performance guarantee on each account from the dealer;

•	Provide superior customer service on the telephone and in the field; and

•	Actively identify subscribers who are relocating, the number one reason for account cancellations, and target retention of such subscribers.

Maximize Economics of Business Model.  As we continue to grow our subscriber base, we believe the attractiveness of our business model will increase. Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe our EBITDA margins may increase as these costs are spread over larger recurring revenue streams. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms. As used in this annual report, the term “EBITDA” means earnings before interest, taxes, depreciation and amortization, and “EBITDA margin” means EBITDA as a percentage of revenue.

Expand Our Network of Dealers.  We plan to continue to expand our dealer network in both new and existing geographic regions by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

•	We provide our dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on-line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers;

•	Individual dealers retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers; and

•	We are a reliable purchaser of accounts at competitive rates.

For a description of the risks associated with the foregoing strategies, and with Ascent Media’s business in general, see “Risk Factors” section beginning on page 14.

Industry; Competition

The security alarm industry is highly competitive and highly fragmented. We compete with several major firms and with numerous smaller providers. Competitors for alarm subscribers with national scope include the following:

•	ADT Security Services, Inc., a subsidiary of Tyco International, Ltd (“ADT”);

•	Protection One, Inc.; and

•	Stanley Security Solutions, a subsidiary of The Stanley Works.

Certain alarm service companies have adopted, in whole or in part, a strategy similar to ours that entails the purchase of alarm monitoring accounts through an authorized dealer program. A competitor for dealers with national scope includes ADT.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify prospective dealers and subscriber accounts. We believe that we compete effectively with other national, regional and local alarm monitoring companies due to our reputation for reliable monitoring, customer and technical services, the high quality services and benefits we offer to dealers in our authorized dealer program and our low cost structure. However, we compete with several companies that have account acquisition and loan programs for independent dealers, and one of those competitors is significantly larger than we are and has more capital.

Seasonality

Monitronics’ operations are subject to a certain level of seasonality in our operations. Since more household moves take place during the second and third calendar quarters of each year, Monitronics’ disconnect rate and expenses related to retaining customers are typically higher in those calendar quarters than in the first and fourth quarters. There is also a slight seasonal effect resulting in higher new customer volume, and related cash expenditures incurred in investment in new subscribers, in the second and third quarters.

Regulatory Matters

Monitronics’ operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, Monitronics is required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business. The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•	subjecting alarm monitoring companies to fines or penalties for false alarms;

•	imposing fines on alarm subscribers for false alarms;

•	imposing limitations on the number of times the police will respond to false alarms at a particular location;

•	requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch (Enhanced Call Verification); and

•	requiring visual verification of an actual emergency at the premise before the police will respond to an alarm signal (Verified Response).

Enhanced Call Verification has been implemented as standard policy by Monitronics. See “Operations — Monitoring Services.”

Monitronics’ alarm monitoring business utilizes telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

Employees

At December 31, 2010, Ascent Media, together with its subsidiaries, has approximately 1,330 full-time employees and an additional 100 employees that are employed on a part-time or freelance basis. Approximately 1,060 of the employees are employed in the United States, with the remaining amount employed outside the United States, principally in the United Kingdom and the Republic of Singapore.

(d)	Financial Information About Geographic Areas

For financial information related to our geographic areas in which we do business, see note 19 to our consolidated financial statements found in Part II of this Annual Report.

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

In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Ascent Media Corporation,12300 Liberty Boulevard, Englewood, Colorado 80112. Telephone No. (720) 875-6672.

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

Factors Relating to Our Corporate Strategy

We have substantially changed the businesses in which our subsidiaries operate. Accordingly, it may be difficult to evaluate our performance based on our operating history.

The financial statements included in this Annual Report on Form 10-K include the financial position and results of operations of the Content Distribution business unit formerly operated by AMG. We completed the sale of the Content Distribution business unit on February 28, 2011, and such business unit will be reflected as discontinued operations in future filings. We acquired our current principal operating subsidiary Monitronics on December 17, 2010, so the results of operations of Monitronics are only included in our consolidated operating statement for the period December 17, 2010 through December 31, 2010, inclusive. Our Current Report on Form 8-K/A filed December 28, 2010, includes

•	the audited consolidated financial statements of Monitronics International, Inc., for the years ended June 30, 2010, 2009 and 2008;

•	the unaudited consolidated financial statements of Monitronics International, Inc., including the balance sheet as of September 30, 2010 and the statements of operations, shareholders net capital (deficiency) and cash flows for the three months ended September 30, 2010 and 2009;

•	the unaudited pro forma condensed combined balance sheet of Ascent Media Corporation as of September 30, 2010, giving effect to the acquisition of Monitronics and the dispositions of the Creative/Media and Content Distributions businesses, on a pro forma basis, as if such transactions had occurred on that date; and

•	the unaudited pro forma condensed combined statements of operations of Ascent Media Corporation for the nine months ended September 30, 2010 and the year ended December 31, 2009, giving effect to the acquisition of Monitronics and the dispositions of the Creative/Media and Content Distributions businesses, on a pro forma basis, as if such transactions had occurred on January 1, 2009.

However, the historical financial information included in such Current Report reflects the results of operations, financial condition and cash flows of Monitronics with respect to time periods during which it was a stand-alone entity, rather than part of a public company, and may not necessarily reflect what such metrics would have been if Monitronics had been a subsidiary of Ascent Media Corporation during the periods presented. Moreover, the unaudited pro forma condensed combined financial statements included in such report do not purport to represent, and are not necessarily indicative of, what our financial position or results of operations would have been had such transactions occurred on the dates indicated. Past results may not be indicative of future performance.

Our acquisition strategy may not be successful.

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

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. Our business strategy includes the future acquisition of businesses that we believe are strategically attractive and that we expect will be accretive to consolidated free cash flow. If we undertake any acquisition, the process of operating such acquired business on a stand-alone basis (or, if necessary, of integrating any acquired business with Monitronics) may result in unforeseen operating difficulties and expenditures and may absorb significant management attention. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce our current stockholders’ ownership percentage, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives. We may incur significant expenditures in anticipation of an acquisition that is never realized. In addition, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by United States federal securities laws and regulations. This strategy entails a high degree of risk.

We are a holding company and derive substantially all of our revenue and cash flow from our subsidiaries.

Our subsidiaries are separate and independent legal entities and have no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, and their compliance with covenants in their respective credit facilities. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and our creditors and shareholders.

An inability to access capital markets at attractive rates could materially increase our expenses.

Although we currently have sufficient cash and investments available to meet our currently anticipated capital requirements, we may in the future require access to capital markets as a source of liquidity for investments and expenditures. In any such event there can be no assurance that we would be able to obtain financing on terms acceptable to us or on any terms. If our ability to access required capital were to become significantly constrained, we could incur material borrowing costs, our financial condition could be harmed and future results of operations could be adversely affected.

Disruptions in worldwide credit markets may increase the risk of default by the issuers of instruments in which we invest cash and other financial institutions. The failure of any banking institution in which we deposit funds or the failure of banking institutions to operate in the ordinary course could have a material adverse effect on our financial position and operating results.

Recent conditions in global credit and other financial markets resulted in significant volatility and disruptions in the availability of credit and in some cases pressured the solvency or liquidity of financial institutions. Although we seek to manage the credit risks associated with our cash and investments, we are exposed to a risk that financial institutions may fail or that our counterparties may default on their obligations to us.

Factors Relating to our Common Stock

We have a history of losses and may incur losses in the future, which could materially and adversely affect the market price of our common stock.

Our subsidiaries incurred losses in each of our last five fiscal years, and Monitronics incurred losses in two of its last three full fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis. Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

Our stock price may fluctuate significantly.

We cannot predict the prices at which either series of our common stock may trade. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

•	a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share, and a Series C that, except in such limited circumstances as may be required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors through a proxy contest or exercise of voting rights;

•	limiting who may call special meetings of shareholders;

•	prohibiting shareholder action by written consent (subject to certain exceptions), thereby requiring shareholder action to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	requiring shareholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation;

•	requiring the consent of the holders of at least 75% of the outstanding Series B common stock (voting as a separate class) to certain share distributions and other corporate actions in which the voting power of the Series B common stock would be diluted, for example by issuing shares having multiple votes per share as a dividend to holders of Series A common stock; and

•	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

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

Other Factors Relating to Ascent Media Corporation

We may have substantial indemnification obligations under certain inter-company agreements we entered into in connection with the spin-off of Ascent Media from DHC.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors are required to issue an attestation regarding our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, subject to change, and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer. Timely compliance with Section 404 of the Sarbanes-Oxley Act may be made more difficult by the complexities inherent in acquiring and integrating Monitronics and disposing of the operating businesses of AMG.

Factors relating to Monitronics

Monitronics has a substantial amount of indebtedness, which could have a material adverse effect on its financial condition and operations.

Monitronics has and will continue to have a significant amount of indebtedness. At December 31, 2010, the principal balance of our total indebtedness was approximately $944 million, of which $106 million was outstanding under Monitronics’ senior secured credit facility and $838 million was outstanding under Monitronics’ existing securitization facility. Ascent Media has guaranteed only $30 million of the term loan included in the senior secured credit facility. Monitronics level of indebtedness could limit its ability to operate its business and impair its competitive position. For example, it could:

•	make it more difficult for it to satisfy its debt obligations;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its ability to fund future subscriber account purchases, working capital, capital expenditures and other general corporate requirements;

•	require a substantial portion of its cash flow from operations for debt payments;

•	limit its flexibility to plan for, or react to, changes in its business and the industry in which it operates;

•	place it at a competitive disadvantage compared to its competitors that have less debt; and

•	limit its ability to borrow additional funds.

Despite its current levels of indebtedness, Monitronics still may be able to incur substantially more debt. The terms of the agreements relating to its existing indebtedness permit it to incur additional indebtedness, subject to compliance with certain financial and other covenants. At December 31, 2010, the credit facility included a $115 million revolving credit facility, of which approximately $69 million was undrawn and available for future borrowing subject to the satisfaction of applicable covenants. If its current debt levels are increased as a result of new borrowings and/or refinancings, the related risks it now faces could intensify.

Monitronics’ credit facility and securitization indebtedness impose many restrictions on it.

The agreements governing Monitronics’ indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	issue common and preferred stock of any future subsidiaries;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer and sell assets.

In addition, Monitronics must comply with certain financial covenants under the credit facility and the securitization indebtedness, including those that relate to capital expenditure limits, maximum total debt to EBITDA, maximum total senior liabilities to EBITDA, senior debt interest coverage fixed charge coverage, attrition rate maximums and average recurring monthly revenue minimums. If Monitronics cannot comply with such financial covenants, it may not be able to borrow under the revolving credit facility. In addition, failure to comply with the restrictions contained in the credit facility or the existing securitization indebtedness could lead to an event of default, which could result in an acceleration of indebtedness.

The terms of Monitronics’ securitization facility limit its access to the cash generated by a substantial portion of its alarm monitoring contracts.

The long-term debt of Monitronics at December 31, 2010, includes $838 million in principal in secured notes under a securitization facility. These notes were issued by Monitronics Funding LP, a subsidiary of Monitronics, which we refer to as “Funding”. Pursuant to the terms of the securitization facility, alarm monitoring contracts for approximately 622,000 of Monitronics subscriber accounts are owned by Funding, representing approximately 93% of the total number of subscriber accounts of Monitronics and its subsidiaries as of December 31, 2010. Such alarm monitoring agreements, and the monthly recurring revenue and other proceeds thereof, are pledged as collateral to secure the obligations of Funding under the securitization facility, and the cash generated by such accounts is accordingly restricted. In that connection, at December 31, 2010, Funding held approximately $51 million in restricted cash as a reserve for interest payments and other obligations of Monitronics under the facility. Under the terms of the securitization, Funding currently pays Monitronics Security LP (another subsidiary of Monitronics, which we refer to as “Security”) for monitoring and servicing the subscriber accounts owned by Funding, at an effective rate of $12.00 per active subscriber account per month. As such servicing fees currently exceed the aggregate out-of-pocket cost to Security of monitoring and servicing such subscriber accounts, the amount of such excess is available to Monitronics for other corporate purposes, including the purchase of additional subscriber accounts. However, under the terms of the securitization facility, effective July 2012, the amount of the monthly servicing fees payable by Funding to Security will decrease from an effective rate of $12.00 per active subscriber account per month to $7.50 per active subscriber account per month. This decrease will substantially reduce or eliminate the excess cash available to Security for distribution to Monitronics. If Monitronics does not repay or refinance the securitization facility by July 15, 2012, the decrease in servicing fees could have a substantially adverse affect on its liquidity and reduce the capital resources available to Monitronics for purchasing alarm monitoring accounts, which could have a material adverse effect on Monitronics. There can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to it, or on any terms.

If we do not refinance or repay the existing Monitronics securitization facility by July 2012, our borrowing costs under that facility will increase substantially.

If Monitronics does not repay or refinance the securitization facility by July 2012, contingent additional interest will begin to accrue at the rate of 5% per annum (including 0.5% of fees) on the two variable funding notes (or “VFNs”) under the Monitronics securitization facility, which have an aggregate principal balance of $288,000,000. The effective interest rate payable by the Company under $550 million notional amount of swaps relating to the term notes under the securitization facility would also increase by 5% per annum (including 0.5% of fees) beginning July 2012, if such swaps are then outstanding. Although such additional interest will not be payable in cash until all the securitization debt has been paid off, the increased leverage resulting from the accrual of such additional interest could reduce the amount available for borrowing by Monitronics under its new credit facility and may indirectly reduce Monitronics’ ability to acquire new subscriber accounts.

We may be unable to obtain additional funds to grow Monitronics’ business.

Monitronics intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer program. To continue its growth strategy, Monitronics will be required to make additional draw downs under its credit facility or seek additional financing through new loans or from the possible sale of additional securities in the future, or a refinancing of its existing securitization facility, which may lead to higher leverage. Monitronics could also use its operating cash to fund its growth. An inability to obtain funding through external financing is likely to adversely affect Monitronics’ ability to continue or accelerate its subscriber account acquisition activities. Monitronics cannot be assured that it will be able to obtain external funding. Even if it obtains external financing, there is no assurance that it will be able to do so on attractive terms. Obtaining financing on terms less favorable than what is in place today may have an adverse affect on cash flows and operations.

Monitronics relies on our authorized dealers to generate subscriber growth.

Monitronics experiences loss of dealers from its dealer program due to various factors, such as dealers becoming inactive or discontinuing their electronic security business, non-renewal of dealer contracts and competition from other alarm monitoring companies. If Monitronics experiences a significant loss of dealers from its dealer program or if Monitronics is unable to replace or recruit dealers in accordance with its business plans, its future operating results may be adversely affected.

Monitronics may be unable to manage its growth effectively.

A principal element of its business strategy is to grow through the acquisition of subscriber accounts purchased through its authorized dealer program. This expansion has placed and will continue to place substantial demands on its management and operational resources, including its information systems. Monitronics’ future operating results will depend in large part on its ability to grow and manage this growth effectively.

Monitronics faces risks in acquiring and integrating subscriber accounts.

Acquisitions of subscriber accounts involve a number of risks, including the possibility of unanticipated problems not discovered prior to the acquisition and the risk that the purchase may not be profitable due to account attrition, higher than expected servicing costs or lower than expected revenues from the acquired accounts. The purchase price Monitronics pays for a subscriber account is affected by the monthly recurring revenue generated by that account, as well as several other factors, including the level of competition, its prior experience with accounts purchased from the dealer, the geographic location of the account, the number of accounts purchased, the subscriber’s credit score and the type of security equipment used by the subscriber. In purchasing accounts, Monitronics relies on management’s knowledge of the industry, due diligence procedures and representations and warranties of the dealers. Monitronics cannot assure you that in all instances the representations and warranties made by the dealers are true and complete or, if the representations and warranties are inaccurate, that Monitronics due diligence procedures will be able to detect the problem or that Monitronics will be able to recover damages from the dealers in an amount sufficient to fully compensate us for any resulting losses. Monitronics expects that future account acquisitions will present the same risks to it as our prior account acquisitions.

The high level of competition in Monitronics’ industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and highly fragmented. Monitronics faces competition from other alarm monitoring companies, including companies that have more capital than it has and that may offer higher prices and more favorable terms to dealers for subscriber accounts purchased, or charge lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or require it to increase the price it pays for such account acquisitions, thus reducing its return on investment and negatively impacting its revenues and results of operations. Monitronics cannot assure that it will be able to purchase subscriber accounts on favorable terms in the future. These uncertainties and other measures could have a materially adverse effect on Monitronics and cause its revenues to decrease.

Monitronics also faces potential competition from improvements in self-monitoring systems, which enable subscribers to monitor their home environment without third-party involvement. Advances in self-monitoring systems could progress to the point where Monitronics could be at a competitive disadvantage. Similarly, it is possible that one or more of its competitors could develop a significant technical advantage over it that allows them to provide additional service or better quality service or to lower their price, which could put Monitronics at a competitive disadvantage. Either development could adversely affect its growth and results of operations.

Monitronics relies on a significant number of its subscribers remaining with it as subscribers for long periods of time.

Monitronics incurs significant upfront cash costs for each new subscriber. It requires a substantial amount of time for it to receive cash payments (net of its variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost, which often exceeds the initial term of the subscriber agreement. Accordingly, Monitronics’ long-term profitability is dependent on its subscribers remaining with it as subscribers for as long as possible. This requires that Monitronics minimize its rate of subscriber disconnects, or attrition. Factors that can increase disconnects include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, adverse economic conditions and the affordability of its service. If it fails to keep its subscribers for a sufficiently long period of time, Monitronics’ financial position and results of operations could be adversely affected.

Monitronics relies on technology that may become obsolete, which could require significant expenditures.

Monitronics’ monitoring services depend upon the technology (both hardware and software) of security alarm systems located at its subscribers’ premises. Monitronics may be required to implement new technology either to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures. Monitronics may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If it is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect its business.

Shifts in customer selection of telecommunications services could increase attrition rates and could adversely impact Monitronics’ earnings and cash flow.

Monitronics’ operating model relies to some degree on its subscribers’ continued use of traditional, land-line telecommunications services, which Monitronics uses to communicate with its monitoring operations. Although it offers alarm systems that can communicate signals to its central stations using various wireless and/or Internet-based communication technologies, such solutions are presently more expensive than alarm communicators based on the traditional Public Switched Telephone Network or PSTN. In order to continue to service existing subscribers who cancel their land-line telecommunications services and to service new customers who do not subscribe to PSTN services, subscribers may be required to upgrade to more expensive technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land lines to alternatives which may mean more existing subscribers will cancel service with Monitronics. Continued shifts in customer preferences regarding telecommunications services could continue to have an adverse impact on its earnings, cash flow and subscriber attrition rates.

Monitronics depends on its relationships with alarm system manufacturers and suppliers. If it is not able to maintain or renew these strategic alliances, or enter into new alliances, it may be unable to fully implement its growth strategy, which could negatively impact its revenues.

Monitronics currently has agreements with certain alarm system manufacturers and suppliers of hardware to offer purchase discounts to its dealers. These relationships:

•	provide important introductions to prospective dealers, which helps it in the dealer recruiting process;

•	provide an additional source of prospective subscriber accounts; and

•	enhance its existing dealer relationships.

Monitronics may not be able to maintain or renew its existing strategic alliances on terms and conditions favorable to it or enter into alliances with additional manufacturers and suppliers. If it is unable to maintain or renew its existing strategic alliances or enter into new alliances, it may not be able to fully implement its growth strategy.

“False alarm” ordinances could adversely affect Monitronics’ operations.

Significant concern has arisen in certain municipalities about the high incidence of false alarms. In some localities, this concern has resulted in local ordinances or policies that restrict police response to third-party monitored burglar alarms. In addition, an increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms, including:

•	subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

•	imposing fines on alarm subscribers for false alarms;

•	imposing limitations on the number of times the police will respond to false alarms at a particular location; and

•	requiring further verification of an alarm signal, such as visual verification or verification to two different phone numbers, before the police will respond.

Enactment of these measures could adversely affect Monitronics’ future business, operations and financial results. For example, 20 cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If Monitronics needs to hire security guards or use third-party guard firms, it could have a material adverse effect on its business through either increased costs to Monitronics or increased costs to its customer which may limit its ability to attract new customers. Although Monitronics has less than 17,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could adversely affect its business. In addition, such limitations, or the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may result in increased attrition rates or decreased customer demand.

Future government regulations could adversely affect Monitronics’ operations.

Monitronics operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, Monitronics is required to obtain licenses or permits, to comply with standards governing monitoring station employee selection and training and to meet certain standards in the conduct of our business. The loss of these licenses in jurisdictions where it has significant business, or the imposition of conditions to the granting or retention of these licenses, could have a material adverse effect on Monitronics. If these laws, regulations and/or licensing requirements change, it could require Monitronics to modify its operations or to utilize resources to maintain compliance with such rules and regulations. There can be no assurance that new laws or regulations that increase its costs or otherwise have a material adverse effect on its results of operations will not be implemented in the future.

Monitronics’ business operates in a regulated industry.

Monitronics operations and employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. Most states in which Monitronics operates have licensing laws directed specifically toward the monitored security services industry. Its business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both the federal and state governments. Monitronics’ Canadian operation is subject to comparable regulation. Changes in laws or regulations could require it to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses. If laws and regulations were to change or Monitronics failed to comply, its business, financial condition and results of operations could be materially and adversely affected.

Risks of liability from Monitronics operations are significant.

The nature of the services Monitronics provides potentially exposes it to greater risks of liability for employee acts or omissions or system failure than may be inherent in other businesses. Substantially all of its alarm monitoring contracts contain provisions limiting its liability to subscribers and dealers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, Monitronics cannot assure that these limitations will be enforced, and the costs of such litigation or the related settlements could have a material adverse effect on it. In addition, there can be no assurance that Monitronics is adequately insured for these risks. Certain of its insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

An interruption to its monitoring facilities from a disaster could adversely affect Monitronics’ business.

A disruption to its monitoring facilities could affect its ability to provide alarm monitoring services and serve its subscribers which could have a material adverse effect on Monitronics’ business. Any such disruption could occur for many reasons, including fire, natural disasters, weather, disease, transportation interruption, or terrorism. These risks are mitigated by having a back-up monitoring facility. In the event of an emergency at its main monitoring facility, all monitoring operations can be quickly transferred to the back-up facility. While we have taken reasonable precautions to mitigate the risk, there is no assurance that the back-up facility won’t be impacted by the same catastrophic event or natural disaster. The main monitoring facility holds Underwriters’ Laboratories (“UL”) listings as protective signaling services stations and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards.

Monitronics is dependent upon its experienced senior management, who would be difficult to replace.

The success of the Monitronics business is largely dependent upon the active participation of its executive officers, who have extensive experience in the industry. The loss of service of one or more of such officers or the inability to attract or retain qualified personnel for any reason may have an adverse effect on its business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2010, the operations of the Content Distribution business, which is part of the Content Services group, were conducted at approximately 17 properties. In the United States, the Content Distribution business utilized owned and leased properties in California, Connecticut, Minnesota, New Jersey and New York. Internationally, the Content Distribution business utilized owned and leased properties in the United Kingdom, in London and Milton Keynes. In addition, the Content Distribution business operated two facilities in Singapore. Worldwide, the Content Distribution business leased approximately 296,000 square feet and owned another 75,000 square feet, for a total of 371,000 square feet. The SI business, which is the remaining portion of the Content Services group, utilized 72,000 square feet, with the remaining 45,000 square feet utilized by Corporate.

Monitronics leases approximately 120,000 square feet in Dallas, Texas to house its executive offices, monitoring center, sales and marketing and data retention functions, of which approximately 10,000 square feet is currently under lease expiring on February 28, 2011, and remains on a month to month lease. Approximately 98,000 square feet of the remaining 110,000 square feet is under an eleven-year lease expiring May 31, 2015 and 12,000 square feet is under a seven-year lease expiring January 31, 2015. Monitronics also leases approximately 13,000 square feet for the McKinney, Texas back-up monitoring facility.

As part of the reorganization process that was completed prior to the two sales, the Company assumed certain leases for the space utilized for corporate functions. Currently, the Company leases approximately 40,000 square feet in California. All other properties leased by the Content Distribution business were included in the sale of the Content Distribution business to Encompass.

In addition, the Company owns approximately 290,000 square feet of real estate that is leased to third parties. The Company is currently exploring opportunities to dispose of or monetize such real property.

ITEM 3.	LEGAL PROCEEDINGS

Ascent Media and its subsidiaries are party to various legal proceedings and claims arising in the ordinary course of our business from time to time. Although no assurance can be given, in the opinion of management, such proceedings and claims are not expected to have a material impact on our business, financial position or results of operations, either individually or in the aggregate.

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

The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2010 and 2009. High and low bid information for our Series B common stock is not available.

	Series A
	High	Low

2010
First quarter	28.43	24.66
Second quarter	30.53	25.26
Third quarter	28.85	25.27
Fourth quarter	39.12	26.73
2009
First quarter	26.75	22.58
Second quarter	29.65	25.66
Third quarter	28.51	24.52
Fourth quarter	26.54	22.37

Holders

As of January 31, 2011, there were approximately 1,190 and 66 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so. Any payment of cash dividends in the future will be determined by our Board of Directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of shareholders.

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

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A common stock for the period beginning September 18, 2008 and ended December 31, 2010 as compared to the S&P Media Index and the NASDAQ Stock Market Index over the same period. The graph assumes $100 was originally invested on September 18, 2008 and that all subsequent dividends were reinvested in additional shares.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A common stock.

	9/18/08	12/31/08	12/31/09	12/31/10

ASCMA Series A	$100.00	$80.37	$93.83	$142.45
S&P Media Index	$100.00	$71.29	$96.43	$116.88
NASDAQ Stock Market Index	$100.00	$71.71	$103.19	$120.63

Purchases of Equity Securities By the Issuer

During the three months ended December 31, 2010, 3,092 shares of Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, as set forth in the table below.

	Total Number of Shares		Average Price
Period	Purchased (Surrendered)		Paid Per Share

10/01/10 - 10/31/10	—		—
11/01/10 - 11/30/10	—		—
12/01/10 - 12/31/10	3,092(a	)	$34.62

Total	3,092(a	)	$34.62

(a)	Represents 2,409 shares withheld from Mr. Fitzgerald and 683 shares withheld from Mr. Orr.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2010	2009	2008	2007	2006
	Amounts in thousands

Summary Balance Sheet Data:
Current assets	$240,686	416,891	490,042	362,725	316,381
Property and Equipment, net	$140,158	123,294	138,166	166,871	167,879
Total assets	$1,652,025	682,987	745,304	830,986	952,919
Current liabilities	$96,815	70,872	91,202	119,571	114,229
Long-term debt	$896,733	—	—	—	—
Stockholders’ equity	$551,974	582,596	625,310	686,896	814,696

	Years Ended December 31,
	2010	2009	2008	2007	2006
	Amounts in thousands, except per share amounts

Summary Statement of Operations Data:
Net revenue	$139,462	154,471	260,225	228,314	218,446
Operating loss(a)	$(23,045)	(27,764)	(15,667)	(185,829)	(25,553)
Net loss from continuing operations(a)	$(26,395)	(52,225)	(6,913)	(147,953)	(15,523)
Net loss(a),(b)	$(34,260)	(52,897)	(64,619)	(132,331)	(83,007)
Basic and diluted loss per common share(c)	$(2.41)	(3.76)	(4.60)	(9.41)	(5.90)

(a)	Includes impairment of goodwill of $165,347,000 for the year ended December 31, 2007. This impairment charge relates to the Content Services group.

(b)	Includes impairment of goodwill of $95,069,000 and $93,402,000 for the years ended December 31, 2008 and 2006, respectively. These impairment charges relates to the Creative/Media business which was included in discontinued operations for all periods presented.

(c)	Basic and diluted net earnings (loss) per common share is based on (1) the actual number of basic and diluted shares for all periods subsequent to the spin off and (2) 14,061,618 shares, which is the number of shares issued in the spin off, for all years prior to 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

At December 31, 2010, our assets consisted of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”) and the Content Services group, which is comprised of the Content Distribution business and the System Integration business. The Content Distribution business was subsequently sold on February 28, 2011.

Content Services Group

The Content Services group is comprised of two business units: the Content Distribution business unit (“Content Distribution”) and the System Integration business unit (“System Integration” or “SI”).

Content Distribution includes the facilities, technical infrastructure, and operating staff necessary to assemble programming content and to distribute media signals via satellite and terrestrial networks. The key services provided by Content Distribution include network origination, playout and control services provided to cable, satellite and pay-per-view programming networks. Content Distribution also provides transport and connectivity services by operating satellite earth station facilities which are used for uplink, downlink and turnaround services. In addition, it operates a global fiber network which carries video and data services between its various locations. Content Distribution operates from facilities located in California, Connecticut, Minnesota, New York, New Jersey, Virginia, the United Kingdom and Singapore.

System Integration designs, builds, installs and services advanced technical systems for production, management and delivery of rich media content to the worldwide broadcast, cable television, broadband, government and telecommunications industries. SI operates out of facilities in New Jersey, California and Virginia, and services global clients including major broadcasters, cable and satellite networks, telecommunications providers, and corporate television networks, as well as numerous production and post-production facilities. Services offered include program management, engineering design, equipment procurement, software integration, construction, installation, service and support.

The Content Services group’s revenue consists primarily of fees relating to facilities and services necessary to optimize, archive, manage, reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the internet. For the year ended December 31, 2010, approximately 83% of the Content Services group’s revenue relates to Content Distribution services. Most Content Distribution revenue is earned monthly under long-term contracts ranging generally from one to seven years, with a portion earned for occasional services. The remaining Content Services group revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

On December 2, 2010, we entered into a definitive agreement with Encompass Digital Media, Inc. (“Encompass”), pursuant to which we agreed to sell to Encompass, and Encompass agreed to purchase, 100% of the Content Distribution business. The sale of the Content Distribution business was completed on February 28, 2011, for a purchase price of $104 million in cash, subject to adjustment based on final working capital adjustments as of the closing date and other balance sheet items, plus the assumption of certain liabilities and obligations relating to the Content Distribution business. Such cash purchase price reflects the base purchase price under the purchase agreement of $113,250,000, as reduced or increased by the following adjustments provided for in the purchase agreement:

•	increased by a net working capital adjustment of $180,000;

•	reduced by a cash deferred revenue adjustment of $4.1 million;

•	reduced by a net capital expenditure/added investment adjustment of $4.5 million; and

•	reduced by a credit of $1 million, which will be paid to us by Encompass upon the transfer of fee title to certain owned real property.

In addition, the purchase price included $300,000 paid by Encompass for certain licenses pursuant to the purchase agreement. We did not treat the Content Distribution business as a discontinued operation for any periods presented in this Annual Report on Form 10-K because shareholder approval of the sale did not occur until February 24, 2011. The Content Distribution business will be treated as a discontinued operation beginning in the first quarter of 2011.

Monitronics

On December 17, 2010, we signed and closed an agreement to acquire 100% of the outstanding capital stock of Monitronics, through the merger of our wholly owned subsidiary, Mono Lake Merger Sub, Inc., with and into Monitronics, with Monitronics surviving such merger. The cash consideration paid in connection with the merger was $395,876,000. We also assumed approximately $795,000,000 in net debt (debt less cash) of Monitronics. In connection with the acquisition, Monitronics entered into a Credit Agreement, which provides a $60,000,000 term loan and a $115,000,000 revolving credit facility. The obligations under the credit facility are secured by a security interest on substantially all the assets of Monitronics and its wholly owned subsidiary, Monitronics Canada, Inc., as well as a pledge by Ascent Media Corporation of all outstanding stock of Monitronics. Ascent Media Corporation has guaranteed payment of the term loan up to the first $30,000,000 of obligations thereunder. At closing, Monitronics borrowed the full amount of the term loan and $45,000,000 under the revolving credit facility, for total initial borrowings under the credit facility of $105,000,000. The proceeds of such loans, after repayment of $5,000,000 outstanding under a previously existing credit facility, and payment of certain fees and expenses relating to the credit facility, were used to fund a portion of the aggregate merger consideration payable in connection with the acquisition of Monitronics. The remaining cash consideration paid was funded by cash on hand.

Monitronics is primarily engaged in the business of providing security alarm monitoring services: monitoring signals from burglaries, fires and other events, as well as providing customer service and technical support. Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in our exclusive nationwide network.

Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services. All direct external costs associated with the creation of subscriber accounts are capitalized and amortized over ten years using a 135% declining balance method. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics serves and on its financial results, including revenues, operating income and cash flow. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to a competitors’ service, and service issues. A majority of canceled accounts result from subscriber relocation or the inability to contact the subscriber. Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of subscribers for that period. Monitronics considers an account canceled when a subscriber terminates in accordance with the terms of the contract or if payment from the subscriber is deemed uncollectible. If a subscriber relocates but continues its service, this is not a cancellation. If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation. Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers. The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics holds back a portion of the purchase price for every account purchased, typically 10%. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, a substantial portion of the accounts that canceled within this initial 12-month period were replaced or refunded by the dealers at no additional cost to Monitronics.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of purchase. Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase. Based on the average cancellation rate across the pools, Monitronics achieves nearly 0% attrition in the first year net of canceled accounts that are contractually guaranteed by the dealers. In the next three years, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years. The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract. After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines. As a result, Monitronics believes its attrition rate decreases as the age of the accounts increases.

The table below presents subscriber data for the twelve months ended December 31, 2010 and 2009:

	Twelve Months Ended
	December 31,
	2010	2009

Beginning balance of accounts Content Services group	621,592	560,871
Accounts purchased	126,619	134,841
Accounts cancelled(a)	(71,403)	(68,818)
Accounts guaranteed to be refunded from holdback	(5,854)	(5,302)

Ending balance of accounts	670,954	621,592

Monthly weighted average accounts	643,625	589,176

Attrition rate	(11.1)%	(11.6)%

(a)	Net of canceled accounts that are contractually guaranteed by the dealer.

Monitronics’ trailing twelve-month attrition rate decreased from 11.6% for the period ended December 31, 2009 to 11.1% for the period ended December 31, 2010. The improvement in the attrition rate was due to several factors, including Monitronics’ focus on customer service and higher credit scores for customers acquired over the past several years.

The following table includes pro forma information for Ascent Media, which includes the historical operating results of Monitronics prior to ownership by us. This pro forma information gives effect to certain adjustments resulting from the acquisition method of accounting, including increased amortization to reflect the fair value assigned in the acquisition to the suscriber accounts and dealer network, increased depreciation to reflect the fair value assigned in the acquisition to property and equipment and increased interest expense, including amortization of the discount recorded to reflect the fair value of the long-term debt. The pro-forma results assume that the acquisition had occurred on January 1, 2009 for all periods presented. They are not necessarily indicative of our results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Year Ended December 30,
	2010	2009
	Amounts in thousands

Pro-forma revenue	$411,648	408,208
Pro-forma net loss(a)	$(73,569)	(81,634)
Pro-forma basic and diluted loss per share	$(5.18)	(5.80)

(a)	The 2010 amount includes the following non-recurring amounts: restructuring charges of $5.7 million, gain on sale of operating assets of $2.7 million, transaction costs related to the Monitronics acquisition of $14.9 million and a $1.2 million charge for a lump-sum payment related to the death benefit of the Company’s chief operating officer under the terms of his employment contract. The 2009 amount includes the following non-recurring amounts: restructuring charges of $4.8 million and a credit for the reduction in the fair value of a participating residual interest liability of $4.1 million.

Sale of Creative and Media Businesses

On December 31, 2010, Ascent Media, pursuant to a definitive agreement with Deluxe Entertainment Services Group Inc. (“Deluxe”), completed the sale of 100% of its creative services business unit and 100% of its media services business unit (which is refered to collectively as “Creative/Media”), for an aggregate purchase price of $69 million in cash, subject to adjustments based on net working capital on the closing date and other balance sheet items, plus the assumption of certain capital leases. Historically, the creative services business unit was its own reportable segment and the media services business unit was included in the Content Services group reportable segment. We have accounted for the disposition of the Creative/Media business as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report. We recorded a pre-tax loss on the sale of $27,110,000 and $7,587,000 of related income tax benefit, which is also included in discontinued operations.

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

Results of Operations

Our operations are organized into the following reportable segments: the Content Services group and the Monitronics business as discussed above.

	Years Ended December 31,
	2010	2009	2008
	Amounts in thousands

Consolidated Results of Operations
Net revenue	$139,462	154,471	260,225
Loss from continuing operations before income taxes	$(24,908)	(24,535)	(8,035)
Net loss	$(34,260)	(52,897)	(64,619)
Segment Results of Operations
Revenue
Content Services group	$127,286	154,471	260,225
Monitronics business	$12,176	—	—
Adjusted OIBDA
Content Services group	$25,384	23,556	31,401
Monitronics business	$8,624	—	—

Total segment adjusted OIBDA	$34,008	23,556	31,401
Corporate general and administrative expenses	$(20,167)	(19,625)	(21,812)

Total adjusted OIBDA(a)	$13,841	3,931	9,589

Segment Adjusted OIBDA as a Percentage of Revenue
Content Services group	19.9%	15.2%	12.1%
Monitronics business	70.8%	—	—

(a)	See reconciliation to loss from continuing operations before income taxes below.

Revenue.  Our consolidated revenue decreased $15,009,000 or 9.7% and $105,754,000 or 40.6% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. In 2010, Content Services revenue decreased by $27,185,000 or 17.6% due to a decrease of $27,474,000 in system integration services as customers reduced their spending on system integration projects, with one customer, Motorola, accounting for $17.0 million of the decease and (ii) a decrease of $1,165,000 due to lower revenues for content distribution and transport services in the United States and Singapore. These decreases were partially offset by favorable changes in foreign currency rates of $1,192,000. In 2009, Content Services revenue decreased by $105,754,000 or 40.6% due to (i) a decrease of $95,511,000 in system integration services revenue due to a significant number of large projects in the United States and the United Kingdom in the prior year with one customer, Motorola, accounting for $47.8 million of the decrease, and a decline in system integration projects in 2009 as customers reduced their spending in response to a weaker economic climate, (ii) $7,282,000 due to lower content origination and transport services in the United States and the United Kingdom and (iii) unfavorable changes in foreign currency exchange rates of $3,826,000.

Monitronics revenue was $12.2 million for the year ended December 31, 2010, which represents revenue earned from alarm monitoring operations from the date of acquisition, December 17, 2010.

Cost of Services.  Our cost of services decreased $25,539,000 or 23.7% and $94,007,000 or 46.6% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. A significant portion of the 2010 decrease related to lower production material costs mainly resulting from lower volumes of system integration services in the Content Services group. Further, we restructured the Company starting at the end of 2008, by combining facilities and reducing the number of employees at certain locations, which resulted in a reduction in labor and facility costs for the year ended December 31, 2010, compared to the prior year. We also had lower outside services expenses due to our efforts to reduce costs.

A significant portion of the 2009 decrease related to lower production material costs mainly resulting from lower volumes of system integration services in the Content Services group. Labor costs also declined as a result of the lower volumes of system integration services and the restructuring activities. We also had lower production equipment and outside services expenses due to our efforts to reduce costs. In addition, cost of services decreased as a result of favorable changes in foreign currency exchange rates of $3,538,000 for the year ended December 31, 2009.

As a percent of revenue, cost of services was 59.1%, 69.9% and 77.4% for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 decrease in cost of services as a percent of revenue is mainly a result of revenue mix as system integration projects, which incur higher production material costs, were significantly lower in 2010 compared to 2009. In addition, the 2010 revenue amount included $12.2 million of revenue from the Monitronics business which incurs significantly less cost of services than the Content Services group. The 2009 decrease in cost of services as a percent of revenue is mainly a result of revenue mix as system integration projects were significantly lower in 2009 as compared to 2008. The percentage decrease was also the result of the 2008 restructuring and cost mitigation measures that were implemented across both segments.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	Amounts in thousands

SG&A(a)	$43,220	42,600	48,690
Stock-based and long-term incentive compensation	4,182	2,401	2,764
Accretion expense on asset retirement obligations	190	220	225
Participating residual interest change in fair value	(134)	(4,092)	—

Total SG&A	$47,458	41,129	51,679

(a)	SG&A includes corporate G&A expenses of $20,167,000, $19,625,000 and $21,812,000 for the years ended December 31, 2010, 2009 and 2008, respectively, which are not included in total segment adjusted OIBDA.

SG&A, excluding stock-based and long-term incentive compensation, accretion expense on asset retirement obligations and participating residual interest change in fair value, increased $620,000 or 1.5% and decreased $6,090,000 or 12.5% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. For 2010, the increase was mainly due to SG&A expenses from the Monitronics business which was acquired on December 17, 2010 and transaction costs of $1.3 million incurred for the acquisition. These increases were partially offset by lower labor and other administrative costs, which declined due to the implementation of restructuring and cost mitigation measures. For 2009, the decrease was mainly driven by lower administrative and labor costs, which declined due to the implementation of the 2008 restructuring and cost mitigation measures and lower bad debt expense. In addition, SG&A was impacted by favorable changes in foreign currency exchange rates of $1,317,000 for the year ended December 31, 2009. As a percent of revenue, our SG&A, excluding stock-based and long-term incentive compensation, accretion expense on asset retirement obligations and participating residual interest change in fair value, was 31.0%, 27.6% and 18.7% for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was $4,182,000, $2,401,000 and $2,764,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in SG&A in our consolidated statements of operations. The expense for the year ended December 31, 2010, was related to restricted stock, stock options and cash distributions for awards granted in 2010 under the amended 2006 Long-Term Incentive Plan (“2006 LTIP”). In addition, the 2010 amount also includes approximately $425,000 of accelerated vesting of restricted stock and stock options related to the death benefits of our chief operating officer pursuant to the terms of the Ascent Media Corporation 2008 Incentive Plan. The expense for the year ended December 31, 2009, was related to restricted stock and stock option awards granted to certain executives. The expense for the year ended December 31, 2008, relates primarily to awards granted under the 2006 LTIP, for which a cash distribution was made to certain executives in connection with the sale of AccentHealth in September 2008.

Participating Residual Interest Change in Fair Value.  For the years ended December 31, 2010 and 2009, participating residual interest change in fair value was a credit of $134,000 and $4,092,000, respectively. These amounts relate to a reduction in the fair value of a participating residual interest liability related to a portion of our system integration business that was acquired in 2003. See footnote 17 in the financial statements for further information.

Restructuring Charges.  During 2010, 2009 and 2008, we completed certain restructuring activities and recorded charges of $5,713,000, $4,845,000 and $3,257,000, respectively.

In the fourth quarter of 2010, we began a new restructuring plan (the “2010 Restructuring Plan) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses. The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as we sold most of our media and entertainment services assets and acquired Monitronics, an alarm monitoring business. Such changes include retention costs for employees to remain employed until the sales are complete, severance costs for certain employees that were not retained by the buyers and facility costs that were no longer being used by us due to the Creative/Media and Content Distribution sales.

Before we implemented the 2010 Restructuring Plan, we had just completed a restructuring plan that was implemented in 2008 and concluded in September 2010 (the “2008 Restructuring Plan”). The 2008 Restructuring Plan was implemented to align our organization with our strategic goals and how we operate, manage and sell our services. The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of our Mexico operations.

The following table provides the activity and balances of the 2010 Restructuring Plan and the 2008 Restructuring Plan.

	Opening			Ending
	Balance	Additions	Deductions(a)	Balance
	Amounts in thousands

2010 Restructuring Plan
Severance and retention	$—	4,434	(638)	3,796	(b)
2008 Restructuring Plan
Severance	$1,310	2,157	(2,486)	981
Excess facility costs	(92)	1,100	(948)	60

December 31, 2008	$1,218	3,257	(3,434)	1,041

Severance	981	1,919	(2,364)	536
Excess facility costs	60	2,926	(20)	2,966

December 31, 2009	$1,041	4,845	(2,384)	3,502

Severance	536	1,119	(1,646)	9	(b)
Excess facility costs	2,966	160	(1,631)	1,495	(b)

December 31, 2010	$3,502	1,279	(3,277)	1,504

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2011.

Gain on Sale of Operating Assets, net.  The 2010 amount includes the gain on sale of $2,736,000 for the sale of real estate in California for net cash proceeds of $6,176,000. The 2008 amount includes a gain on sale of $10,174,000 for the sale of real estate in the United Kingdom for net cash proceeds of $16,215,000.

Depreciation and Amortization.  Depreciation expense decreased $3,478,000 or 12.3% and $102,000 or 0.4% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. The 2010 decrease is due to the impact of an impairment charge of $972,000 recorded in 2009 related to a content services facility and a decrease in depreciation expense for the Content Services group. The decrease was partially offset by depreciation on the property and equipment that was acquired in the Monitronics acquisition. The 2009 decrease was due to the impact of favorable changes in foreign currency exchange rates of $1,428,000 for the year ended December 31, 2009. This increase was partially offset by the $972,000 impairment charge recorded in 2009 for a content services facility and the lower level of property and equipment in 2009 as more assets were fully depreciated.

Amortization of Subscriber Accounts and Dealer Network.  Amortization expense was $4,793,000 for the year ended December 31, 2010. The 2010 amount is the amortization related to subscriber accounts and dealer networks intangibles that were acquired in the Monitronics acquisition.

Income Taxes from Continuing Operations.  For the year ended December 31, 2010, we had a pre-tax loss from continuing operations of $24,908,000 and an income tax expense from continuing operations of $1,487,000. For the year ended December 31, 2009, we had a pre-tax loss from continuing operations of $24,535,000 and an income tax expense from continuing operations of $27,690,000. For the year ended December 31, 2008, we had a pre-tax loss from continuing operations of $8,035,000 and an income tax benefit from continuing operations of $1,122,000.

For 2010, we incurred income tax expense despite a pre-tax loss from operations mainly due to an increase in the valuation allowance of $7,487,000. For 2009, we incurred income tax expense despite a pre-tax loss from operations due to an increase in the valuation allowance of $34,839,000. For 2008, we recorded a $1,122,000 income tax benefit mainly due to tax expense of $1,512,000 recorded at our foreign operations.

Earnings from Discontinued Operations, Net of Income Taxes.  We recorded losses from discontinued operations, net of income taxes of $7,865,000, $672,000 and $57,706,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts included the earnings of the discontinued operations and the gain or loss on the sales. See further information about the discontinued operations below.

Adjusted OIBDA.  The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2010	2009	2008
	Amounts in thousands

Total adjusted OIBDA	$13,841	3,931	9,589
Stock-based and long-term incentive compensation	(4,182)	(2,401)	(2,764)
Restructuring and other charges	(5,713)	(4,845)	(3,257)
Depreciation and amortization	(29,655)	(28,340)	(28,442)
Gain on sale of operating assets, net	2,720	19	9,433
Participating residual interest change in fair value	134	4,092	—
Interest income	3,639	2,660	6,579
Interest expense	(2,953)	(410)	(399)
Unrealized loss on derivatives	(1,682)	—	—
Other, net(a)	(1,057)	759	1,226

Loss from continuing operations before income taxes	$(24,908)	(24,535)	(8,035)

(a)	The year ended December 31, 2010 amount includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefit of the Company’s chief operating officer under the terms of his employment contract.

Content Services group segment adjusted OIBDA as a percentage of revenue was 19.9%, 15.2% and 12.1% for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in the Content Services group adjusted OIBDA margin for the year ended December 31, 2010, was due to lower labor costs as a result of our cost mitigation measures and lower material costs due to the decrease in system integration revenues. The increase in the Content Services group segment adjusted OIBDA margin for the year ended December 31, 2009, was due to lower labor and other administrative costs as a result of our cost mitigation measures and a $2.7 million loss that was recorded in 2008 on a system integration contract.

In 2009, the primary cost components for the Content Services group were labor and materials, with these costs comprising about 62% of the segment revenue. Due to the decline in revenue from the system integration business, which incurs high material costs, the primary cost components for the Content Services group in 2010 are labor and facilities costs. These costs comprise about 62% of the segment revenues in 2010. The other cost components for the Content Services group are production equipment and general and administrative expense.

Content Services group segment adjusted OIBDA increased $1,828,000 or 7.8% for the year ended December 31, 2010, compared to the prior year. This increase was due to an increase of (i) $2,211,000 in the content distribution business, which reduced operating costs more than its decline in revenues and (ii) favorable changes in foreign currency exchange rates of $473,000. These increases were partially offset by a decrease of $1,293,000 from lower system integration revenues.

Content Services group segment adjusted OIBDA decreased $7,845,000 or 25.0% for the year ended December 31, 2009, compared to the prior year. This decrease was due to (i) a decrease of $8,529,000 from lower system integration revenues and (ii) a decrease of $1,223,000 from lower content distribution revenues. These decreases were partially offset by cost reductions of $1,718,000 for development of new business in 2009 compared to 2008.

The Monitronics adjusted OIBDA as a percentage of revenue was 70.8% for the year ended December 31, 2010. The Monitronics business adjusted OIBDA was $8.6 million for the year ended December 31, 2010, which represents adjusted OIBDA recognized from alarm monitoring operations from the date of acquisition, December 17, 2010.

Discontinued Operations

The following businesses have been treated as discontinued operations in the consolidated financial statements for all periods presented.

Creative/Media

As discussed above, we sold our Creative/Media business to Deluxe on December 31, 2010. For the year ended December 31, 2010, the Creative/Media business generated $296 million in revenue and contributed $19 million of adjusted OIBDA. We recorded a pre-tax loss on the sale of $27.1 million and recorded an income tax benefit of $7.6 million.

GMX

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group. Ascent Media recorded a charge of $1,838,000 to write off the assets and recorded severance costs in connection with the shutdown for the year ended December 31, 2010.

Chiswick Park

In February 2010, we completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. We recorded a pre-tax gain on the sale of $25,498,000 and $3,423,000 of related income tax expense. The gain and related income tax expense are included in earnings (loss) from discontinued operations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2010.

AccentHealth

AccentHealth, which was acquired in January 2006, operated an advertising-supported captive audience television network in doctor office waiting rooms nationwide. AccentHealth was part of the Content Services group. On September 4, 2008, we completed the sale of 100% of the ownership interests in AccentHealth to an unaffiliated third party for net cash proceeds of $118,641,000. Our board of directors determined that AccentHealth was a non-core asset, and that the sale of AccentHealth would be consistent with our strategy of continuing to invest in core business operations while seeking opportunities to divest our non-core assets. We recognized a pre-tax gain on the sale of $63,929,000 and $35,046,000 of income tax expense on the gain in the year ended December 31, 2008.

Palm Bay

Ascent Media Systems & Technology Services, LLC, located in Palm Bay, Florida (“Palm Bay”), provided field service operations through an on-staff network of field engineers located throughout the United States and was part of the Content Services group. On September 8, 2008, AMG sold Palm Bay to an unaffiliated third party for net cash proceeds of $7,040,000. AMG recognized a gain on this sale of $3,370,000, and income tax expense of $2,463,000 on such gain in the year ended December 31, 2008.

Visiontext

Visiontext Limited (“Visiontext”) operated a post-production subtitling business in the United Kingdom and United States and was part of the Creative Services group. On September 30, 2008, AMG sold Visiontext to an unaffiliated third party for net cash proceeds of $2,150,000. AMG recognized a gain on this sale of $1,777,000, and income tax expense of $498,000 on such gain in the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2010, we have $149,857,000 of cash and cash equivalents on a consolidated basis. We may use a portion of these assets to fund potential strategic acquisitions or investment opportunities. On February 28, 2011, we closed the sale of the Content Distribution business and received net cash proceeds of $104 million, subject to post-closing adjustments.

Additionally, our other source of funds is our cash flows from operating activities. In 2010 and in prior years, the operating cash flows were generated from the Creative/Media, Content Distribution and SI businesses. Since we have sold both the Creative/Media and Content Distribution business and acquired the Monitronics business, future operating cash flows will be generated primarily from the operations of Monitronics. The Creative/Media business is treated as discontinued operations in the financial statements included in this annual report on Form 10-K. During the years ended December 31, 2010, 2009 and 2008, our cash flow from operating activities was $50,300,000, $35,974,000 and $21,041,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted OIBDA. Fluctuations in our segment adjusted OIBDA are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is significantly impacted by changes in working capital, which are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue, as well as corporate general and administrative expenses, which are not included in segment adjusted OIBDA.

During the years ended December 31, 2010, 2009 and 2008, we used cash of $20,492,000, $12,862,000 and $12,293,000, respectively, to fund our capital expenditures. These expenditures related to the purchase of new equipment, the upgrade of facilities and the buildout of our existing facilities to meet specific customer contracts of the Content Distribution, which were capitalized as additions and remained our property (not that of the customer) until the sale of the Content Distribution business. In December 2010, we paid cash of $395,876,000 to purchase the Monitronics business, which included cash on hand of $7,475,000. During 2010, we purchased marketable securities consisting of diversified corporate bond funds for cash of $41,757,000 in order to improve our investment rate of return and then sold all of these securities in December 2010 for cash proceeds of $96,685,000 to fund the acquisition of Monitronics. During 2009, we purchased marketable securities consisting of diversified corporate bond funds for cash of $68,126,000 in order to improve our investment rate of return. We sold a portion of these securities for cash proceeds of $16,309,000. During 2008, we sold marketable securities for cash of $23,545,000.

As part of the Monitronics acquisition, we assumed Monitronics long-term debt with a principal balance of $838 million at December 31, 2010. Such indebtedness is the obligation of Monitronics and certain of its subsidiaries and is not guaranteed by us or any of our subsidiaries other than Monitronics. In addition to the Monitronics’ cash on hand, we also acquired restricted cash which totaled $51 million at December 31, 2010. Also, in order to partially fund the cash consideration used for the Monitronics acquisition, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides a $60,000,000 term loan and an $115,000,000 revolving credit facility, under which Monitronics has borrowed $46,300,000 as of December 31, 2010. The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on December 31, 2011 and March 31, 2012. The revolving credit facility matures on December 17, 2013. We have guaranteed $30,000,000 of the aggregate principal amount outstanding under the Credit Facility.

Our liquidity requirements for 2011 and beyond have significantly changed from the prior year. In considering our liquidity requirements for 2011, we evaluated our known future commitments and obligations. We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases. In addition, additional cash will be needed to meet Monitronics’ debt service obligations on its long-term debt, any settlement of Monitronics’ derivative financial instruments in advance of their scheduled terms, and capital expenditures. We also considered the expected cash flow from Monitronics, as this business will be the primary driver of our operating cash flows. In addition, we considered the borrowing capacity under Monitronics’ Credit Facility, under which Monitronics could borrow approximately $69,000,000. Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of Monitronics at December 31, 2010 includes the principal balance of $838 million under a securitization facility. The Class A-1 term notes issued under the securitization facility in the aggregate outstanding principal amount of $450,000,000 are due in full on July 15, 2027; all other notes issued under the facility, including the variable funding notes described below, are due on July 15, 2037. However, certain terms of such securitization facility may impact our liquidity and capital structure in 2012.

As of December 31, 2010, alarm monitoring agreements for approximately 622,000 of Monitronics subscriber accounts are owned by Monitronics Funding LP, a subsidiary of Monitronics, which we refer to as “Funding”. Such alarm monitoring agreements, and the monthly recurring revenue and other proceeds thereof, are pledged as collateral to secure the obligations of Monitronics under the securitization facility. Under the terms of such facility, Issuer currently pays Monitronics Security LP (another subsidiary of Monitronics, which we refer to as “Security”) for monitoring and servicing the subscriber accounts owned by Funding, at an effective rate of $12.00 per active subscriber account. Fees paid from Funding to Security can be distributed to Monitronics, but cash balances at Funding must be used to service the securitization indebtedness. As the servicing fees paid by Funding to Security currently exceed the aggregate out-of-pocket costs of monitoring and servicing such subscriber accounts, the amount of such excess is available to Monitronics for other corporate purposes, including the purchase of additional subscriber accounts. However, under the terms of the securitization facility, effective July 2012, the amount of the servicing fees payable by Funding to Security will decrease from an effective rate of $12.00 per active subscriber account to $7.50 per active subscriber account. This decrease will substantially reduce or eliminate the excess cash available to Security for distribution to Monitronics. Accordingly, if Monitronics does not repay or refinance the securitization facility by July 2012, the decrease in servicing fees could have a substantially adverse affect on our liquidity and reduce the capital resources available to Monitronics for purchasing alarm monitoring accounts, further adversely affecting Monitronics’s business model and potential profitability. Monitronics is currently exploring opportunities to refinance or amend the terms of its securitization facility to avoid such potential adverse on its liquidity and capital resources. However, there can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to us, or on any terms.

In addition, if Monitronics does not repay or refinance the securitization facility by July 2012, contingent additional interest will begin to accrue at the rate of 5% per annum (including 0.5% of fees) on the two variable funding notes (or “VFNs”) under the Monitronics securitization facility, which have an aggregate principal balance of $288,000,000. The effective interest rate payable by the Company under $550 million notional amount of swaps relating to the term notes under the securitization facility would also increase by 5% per annum (including 0.5% of fees) beginning July 2012, if such swaps are then outstanding. Although such additional interest will not be payable in cash until all of the securitization debt has been paid off, the accrued amount would reduce the borrowing base available to Monitronics under its new credit facility and may indirectly reduce Monitronics’ ability to acquire new subscriber accounts.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2010 is summarized below:

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
	Amounts in thousands

Operating leases	$14,595	12,748	6,723	6,906	40,972
Capital lease	1,080	2,160	—	—	3,240
Long-term debt(a)	20,000	86,300	—	838,000	944,300
Other	10,166	28	324	1,128	11,646

Total contractual obligations	$45,841	101,236	7,047	846,034	1,000,158

(a)	Amounts reflect principal amounts owed and therefore excludes discount of $27,567,000. Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts.  Subscriber accounts, which totaled $829,540,000 at December 31, 2010, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers. The subscriber accounts acquired in the Monitronics acquisition were recorded at fair value under the acquisition method of accounting. Subscriber accounts purchased subsequent to the acquisition are recorded at cost. All direct external costs associated with the creation of subscriber accounts are capitalized. Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred. The cost of subscriber accounts is currently amortized using the 10-year 135% declining balance method. We continue to assess the useful life and appropriate amortization method for the subscriber accounts.

Currently, a 10-year 135% declining balance amortization method is used to provide a matching of amortization expense to individual subscriber revenues based on historical performance of our subscriber base. The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

We will review the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and because the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. This treatment results from the due diligence program that we have implemented in which a contract must meet certain purchase criteria before we purchase the account. All of our customers contract for essentially the same service and we are consistent in providing that service regardless of the customers’ locations. If we determine that an impairment has occurred, we write the subscriber accounts down to their fair value.

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

Valuation of Trade Receivables.  We must make estimates of the collectability of our trade receivables. For the Content Service group receivables, our management analyzes the collectability based on historical bad debts, customer concentrations, customer credit- worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. For the Monitronics business, we perform extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and require no collateral on the accounts that are acquired. We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments. Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses. Our trade receivables balance was $32,318,000, net of allowance for doubtful accounts of $825,000, as of December 31, 2010. As of December 31, 2009, our trade receivables balance was $23,535,000, net of allowance for doubtful accounts of $1,305,000.

Valuation of Deferred Tax Assets.  In accordance with the Income Taxes Topic of the FASB ASC, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits. As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations. Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations. After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $33,347,000 and $24,047,000 as of December 31, 2010 and 2009, respectively.

Valuation of Goodwill.  As of December 31, 2010, we had goodwill of $349.7 million, which represents almost 21% of our total assets. This goodwill was recorded in connection with the acquisition of Monitronics on December 17, 2010. We are required to test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We will use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology will depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to various uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

We will perform our annual goodwill impairment analysis in the fourth quarter of 2011. In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely impact our operating results and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

As part of the acquisition of Monitronics on December 17, 2010, we assumed variable interest debt obligations with principal amounts of $838 million. In addition, we incurred an additional $106 million of variable rate debt in December 2010 primarily to partially fund the cash consideration paid for the Monitronics acquisition. Therefore, we now have exposure to changes in interest rates related to these debt obligations. Historically, Monitronics used derivative financial instruments to manage the exposure related to the movement in interest rates. At the date of Ascent Media’s acquisition of Monitronics, we recorded a derivative financial instrument liability of approximately $65 million, which represented the derivative’s fair value at such acquisition date. The derivatives are not designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations. We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

Year of Maturity	Swaps(a)	Variable Rate Debt	Total
	Amounts in thousands

2011	$—	20,000	20,000
2012	42,935	40,000	82,935
2013	—	46,300	46,300
2014	21,810	—	21,810
2015	—	—	—
Thereafter	—	838,000	838,000

Total	$64,745	944,300	1,009,045

Fair Value	$64,745	$916,733	$981,478

(a)	The average interest rate paid on the Swaps is 6.48% and the average interest rate received is the 1-month LIBOR rate plus 0.9%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on Page 43. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework .

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2010, Ascent Media’s internal control over financial reporting is effectively designed and operating effectively.

The Company acquired Monitronics on December 17, 2010, and management excluded from its assessment of the effectiveness of Ascent Media Corporation’s internal control over financial reporting as of December 31, 2010, Monitronics’ internal control over financial reporting associated with total assets of $1.38 billion and total revenues of $12.2 million included in the consolidated financial statements of Ascent Media Corporation and subsidiaries as of and for the year ended December 31, 2010.

Ascent Media’s independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 43 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Media Corporation:

We have audited the internal control over financial reporting of Ascent Media Corporation as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ascent Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Ascent Media Corporation acquired Monitronics International, Inc. (Monitronics) on December 17, 2010, and management excluded from its assessment of the effectiveness of Ascent Media Corporation’s internal control over financial reporting as of December 31, 2010, Monitronics’ internal control over financial reporting associated with total assets of $1.38 billion and total revenues of $12.2 million included in the consolidated financial statements of Ascent Media Corporation and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Ascent Media Corporation also excluded an evaluation of the internal control over financial reporting of Monitronics.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Media Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Media Corporation:

We have audited the accompanying consolidated balance sheets of Ascent Media Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Media Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Media Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California

March 14, 2011

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	Amounts in thousands, except share amounts

ASSETS
Current assets:
Cash and cash equivalents	$149,857	292,914
Restricted cash (note 3)	28,915	—
Trade receivables, net of allowance of $825 (2010) and $1,305 (2009)	32,318	23,535
Deferred income tax assets, net (note 13)	9,083	562
Assets of discontinued operations (note 5)	533	78,773
Income taxes receivable	9,018	17,793
Prepaid and other current assets	10,962	3,314

Total current assets	240,686	416,891
Restricted cash (note 3)	35,000	—
Investments in marketable securities (note 8)	—	56,197
Property and equipment, net (note 6)	140,158	123,294
Subscriber accounts, net (note 3)	829,540	—
Dealer network, net (note 3)	49,980	—
Goodwill	349,674	—
Deferred income tax assets, net (note 13)	—	1,098
Assets of discontinued operations (note 5)	—	83,153
Other assets, net (note 3)	6,987	2,354

Total assets	$1,652,025	682,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	—
Accounts payable	15,327	8,054
Accrued payroll and related liabilities	11,932	6,558
Other accrued liabilities	23,039	14,337
Deferred revenue	14,206	7,076
Purchase holdbacks	10,154	—
Liabilities related to assets of discontinued operations (note 5)	2,157	34,847

Total current liabilities	96,815	70,872
Non-current liabilities:
Long-term debt	896,733	—
Derivative financial instruments	64,745	—
Deferred income tax liability, net (note 13)	14,261	—
Other liabilities	27,497	17,328
Liabilities related to assets of discontinued operations (note 5)	—	12,191

Total liabilities	1,100,051	100,391

Commitments and contingencies (note 17)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,553,251 shares at December 31, 2010	136	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 733,599 shares at December 31, 2010	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,467,757	1,464,925
Accumulated deficit	(913,113)	(878,853)
Accumulated other comprehensive loss	(2,813)	(3,617)

Total stockholders’ equity	551,974	582,596

Total liabilities and stockholders’ equity	$1,652,025	682,987

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	Amounts in thousands, except
	per share amounts

Net revenue	$139,462	154,471	260,225

Operating expenses:
Cost of services	82,401	107,940	201,947
Amortization of subscriber accounts and dealer network	4,793	—	—
Selling, general, and administrative, including stock-based and long-term compensation (note 14)	47,458	41,129	51,679
Restructuring charges (note 12)	5,713	4,845	3,257
Gain on sale of operating assets, net	(2,720)	(19)	(9,433)
Depreciation and amortization	24,862	28,340	28,442

	162,507	182,235	275,892

Operating loss	(23,045)	(27,764)	(15,667)
Other income:
Interest income	3,639	2,660	6,579
Interest expense	(2,953)	(410)	(399)
Unrealized loss on derivative financial instruments	(1,682)	—	—
Other (expense) income, net	(867)	979	1,452

	(1,863)	3,229	7,632

Loss from continuing operations before income taxes	(24,908)	(24,535)	(8,035)
Income tax (expense) benefit from continuing operations (note 13)	(1,487)	(27,690)	1,122

Net loss from continuing operations	(26,395)	(52,225)	(6,913)
Discontinued operations:
Loss from discontinued operations	(16,165)	(9,231)	(23,539)
Income tax (expense) benefit from discontinued operations	8,300	8,559	(34,167)

Loss from discontinued operations, net of income taxes	(7,865)	(672)	(57,706)

Net loss	$(34,260)	(52,897)	(64,619)

Other comprehensive earnings (loss) (note 15):
Foreign currency translation adjustments	4,026	4,693	(18,603)
Unrealized holding gain (loss), net of income tax	(1,352)	1,352	—
Pension liability adjustment	(1,870)	(1,709)	(63)

Other comprehensive earnings (loss)	804	4,336	(18,666)

Comprehensive loss	$(33,456)	(48,561)	(83,285)

Basic and diluted loss per share (note 3)
Continuing operations	$(1.86)	(3.71)	(0.49)
Discontinued operations	(0.55)	(0.05)	(4.11)

Net loss	$(2.41)	(3.76)	(4.60)

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	Amounts in thousands
	(See Note 3)

Cash flows from operating activities:
Net loss	$(34,260)	(52,897)	(64,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income tax	7,865	672	57,706
Depreciation and amortization	24,862	28,340	28,442
Amortization of subscriber accounts and dealer network	4,793	—	—
Stock-based compensation	3,148	2,443	293
Gain on sale of assets, net	(2,720)	(19)	(9,433)
Deferred income tax expense	3,854	19,362	6,211
Other non-cash credits, net	(1,101)	(2,646)	(11,246)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	4,115	26,735	(2,460)
Prepaid expenses and other assets	4,705	(3,964)	(9,379)
Payables and other liabilities	4,657	(15,738)	(12,213)
Operating activities from discontinued operations, net	30,382	33,686	37,739

Net cash provided by operating activities	50,300	35,974	21,041

Cash flows from investing activities:
Capital expenditures	(20,492)	(12,862)	(12,293)
Cash paid for acquisitions, net of cash acquired	(388,401)	—	—
Purchases of marketable securities	(41,757)	(68,126)	—
Proceeds from sales of marketable securities	96,685	16,309	23,545
Proceeds from the sale of discontinued operations	92,121	—	127,831
Proceeds from the sale of operating assets	6,201	310	17,592
Purchases of subscriber accounts	(4,214)	—	—
Increase in restricted cash	(13,318)	—	—
Other investing activities, net	54	—	(93)
Investing activities from discontinued operations, net	(17,200)	(20,519)	(35,252)

Net cash provided by (used in) investing activities	(290,321)	(84,888)	121,330

Cash flows from financing activities:
Proceeds from long-term debt	110,300	—	—
Payments of long-term debt	(9,000)	—	—
Payment of deferred financing costs	(2,388)	—	—
Stock option exercises	—	2,121	—
Other	(813)	(752)	(2,487)
Financing activities from discontinued operations, net	(1,135)	(1,058)	—

Net cash provided by (used in) financing activities	96,964	311	(2,487)

Net increase (decrease) in cash and cash equivalents	(143,057)	(48,603)	139,884

Cash and cash equivalents at beginning of year	292,914	341,517	201,633

Cash and cash equivalents at end of year	$149,857	292,914	341,517

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008

								Accumulated
					Additional			Other	Total
	Preferred	Common Stock			Paid-in	Parent’s	Accumulated	Comprehensive	Stockholders
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings (Loss)	Equity
	Amounts in thousands

Balance at December 31, 2007	—	—	—	—	—	1,437,520	(761,337)	10,713	686,896
Net loss	—	—	—	—	—	—	(64,619)	—	(64,619)
Other comprehensive loss	—	—	—	—	—	—	—	(18,666)	(18,666)
Contribution of net operating losses from DHC	—	—	—	—	(553)	23,694	—	—	23,141
Stock-based compensation	—	—	—	—	293	—	—	—	293
Net cash transfers to parent	—	—	—	—	—	(1,735)	—	—	(1,735)
Change in capitalization in connection with Ascent Media Spin Off (note 2)	—	134	7	—	1,459,338	(1,459,479)	—	—	—

Balance at December 31, 2008	—	134	7	—	1,459,078	—	(825,956)	(7,953)	625,310
Net loss	—	—	—	—	—	—	(52,897)	—	(52,897)
Other comprehensive earnings	—	—	—	—	—	—	—	4,336	4,336
Stock-based compensation	—	—	—	—	2,443	—	—	—	2,443
Stock option exercises (note 14)	—	—	—	—	2,121	—	—	—	2,121
Shares withheld for tax liability	—	—	—	—	(263)	—	—	—	(263)
Other	—	—	—	—	1,546	—	—	—	1,546

Balance at December 31, 2009	—	134	7	—	1,464,925	—	(878,853)	(3,617)	582,596
Net loss	—	—	—	—	—	—	(34,260)	—	(34,260)
Other comprehensive earnings	—	—	—	—	—	—	—	804	804
Stock-based compensation		2	—	—	3,146	—			3,148
Shares withheld for tax liability	—	—	—	—	(314)	—	—	—	(314)

Balance at December 31, 2010	$—	136	7	—	1,467,757	—	(913,113)	(2,813)	551,974

See accompanying notes to consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

Ascent Media is comprised of two reportable segments: the Content Services group and the Monitronics business. The Content Services group includes the Content Distribution business, which provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet, as well as the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and to distribute media signals via satellite and terrestrial networks. Content Services also includes the System Integration business, which provides program management, engineering design, equipment procurement, software integration, construction, installation, maintenance and support services for advanced technical systems for the media and telecommunications industries and other customers. The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada. Monitronics monitors signals arising from burglaries, fires and other events through security systems installed by independent dealers at subscribers’ premises.

The Company had a third reportable segment, the Creative Services group, which was part of the businesses that were sold to Deluxe on December 31, 2010. See Note 5 for further information. The Creative Services group provided various technical and creative services necessary to complete principal photography into final products, such as feature films, commercials and television programs.

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

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account. At December 31, 2010, restricted cash includes $51,376,000 of cash, including $28 million that is classified as non-current, that is restricted per the terms of the debt obligations that were recorded for the Monitronics acquisition or assumed as part of the Monitronics acquisition. In addition, $7,000,000 of non-current restricted cash at December 31, 2010 is held in an escrow account in connection with the final settlement of the sale of the Creative/Media business to Deluxe. The remaining amount of restricted cash at December 31, 2010 represents cash held in an escrow account for the eventual settlement of the Company’s defined benefit plans which is expected to occur in 2011.

Trade Receivables

The Company must make estimates of the collectability of its trade receivables. For the Content Service group receivables, the Company analyzes the collectability based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms. The Company records an allowance for doubtful accounts based upon specifically identified receivables that are believed to be uncollectible. In addition, the Company also records an amount based upon a percentage of each aged category of its trade receivables. These percentages are estimated based upon the historical experience of bad debts. For the Monitronics business, the Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the accounts that are acquired. The Company establishes an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments. Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $825,000 and $1,305,000, respectively.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance			Balance
	Beginning	Charged	Write-Offs	End of
	of Year	to Expense	and Other	Year
		Amounts in thousands

2010	$1,305	233	(713)	825

2009	$1,192	246	(133)	1,305

2008	$1,553	1,446	(1,807)	1,192

Concentration of Credit Risk and Significant Customers

For the year ended December 31, 2010, one customer of the Company generated 15% of total 2010 revenue. This customer also generated 13% of total revenue for the year ended December 31, 2009. Two additional customers generated revenue greater than 10% of total revenue in prior years. One customer generated 23% and 27% of total revenue for the years ended December 31, 2009 and 2008, respectively. The other customer generated 21% and 14% of total revenue for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature. The recorded debt obligations of the Company approximate fair value as they bear interest at variable market interest rates. See Note 11 for further fair value information.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Buildings	20 years
Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer sytems and software (included in Machinery and Equipment in Note 6)	3 - 5 years

Depreciation expense for property and equipment was $24,862,000, $28,340,000 and $28,299,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers. The subscriber accounts acquired in the Monitronics acquisition were recorded at fair value under the acquisition method of accounting. Subscriber accounts purchased subsequent to the acquisition are initially recorded at cost. All direct external costs associated with the creation of subscriber accounts are initially capitalized. Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The costs of subscriber accounts are amortized using the 10-year 135% declining balance method. The amortization method was selected to provide a matching of amortization expense to individual subscriber revenues. Amortization of subscriber accounts was $4,373,000 for the year ended December 31, 2010, which represents amortization recorded since December 17, 2010, when the Company acquired Monitronics.

The Company reviews the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Networks

Dealer networks is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics acquisition. This intangible asset will be amortized on a straight-line basis over its estimated useful life of five years. For the year ended December 31, 2010, amortization expense related to dealer networks was $420,000, which represents amortization recorded since December 17, 2010, when the Company acquired Monitronics.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of the Intangibles — Goodwill and Other Topic of the FASB ASC. In accordance with the FASB ASC, goodwill is not amortized, but is tested for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to five years, and are reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. For the year ended December 31, 2008, the Company recorded $143,000 of amortization expense for other intangible assets.

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

Purchase Holdbacks

The Company typically withholds payment of a designated percentage of the purchase price when it purchases subscriber accounts from dealers. The withheld funds are recorded as a liability until the guarantee period provided by the dealer has expired. The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period as well as lost revenue during such period. At the end of the guarantee period, which is typically one year from the date of purchase, the dealer is responsible for any deficit or is paid the balance of the holdback.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred Financing Costs

Deferred financing costs are capitalized when the related debt is issued or when revolving credit lines increase the borrowing capacity of the Company. Deferred financing costs are amortized over the term of the related debt on an effective interest method.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to movement in interest rates. The use of these financial instruments modifies the exposure of these risks with the intention of reducing the risk or cost. The Company does not use derivatives for speculative or trading purposes. The Company recognizes the fair value of all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Fair value is based on market quotes for similar instruments with the same duration. Changes in the fair value of derivatives are reported in the consolidated statements of operations.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into United States dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into United States dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholders’ equity as a component of accumulated other comprehensive earnings (loss).

Revenue Recognition

Revenue in the Content Services group results primarily from content distribution contracts, which may include multiple elements, and is recognized ratably over the term of the contract as services are provided. Under such contracts, any services which are not performed ratably are not material to the contract as a whole. Revenue from system integration services is recognized on the basis of the estimated percentage of completion of individual contracts. Percentage of completion is calculated based upon actual labor and equipment costs incurred compared to total forecasted costs for the contract. Estimated losses on long-term service contracts are recognized in the period in which a loss becomes evident. Prepayments received for services to be performed at a later date are reflected in the balance sheets as deferred revenue until such services are provided.

Revenue from the Monitronics business is recognized as the related monitoring services are provided. Deferred revenue primarily includes payments for monitoring services to be provided in the future.

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $607,000, $572,000 and $990,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of Series A and Series B common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock. For the years ended December 31, 2010, 2009 and 2008, diluted EPS is computed the same as basic EPS since the Company recorded a loss from continuing operations.

	Year Ended December 31,
	2010	2009	2008

Weighted average Series A and Series B shares	14,200,417	14,086,075	14,061,921

Indemnifications

Pursuant to the tax sharing agreement with DHC, Ascent Media is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date. The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Ascent Media Spin Off. The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Ascent Media Spin Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of AMG, whether incurred prior to or after the spin-off, as well as certain obligations of DHC. As of December 31, 2010, the Company has accrued $3.2 million related to matters covered under these agreements. See Note 2 for further information.

The purchase and sale agreement dated November 24, 2010, relating to the disposition of the Creative/Media business contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters, including any amounts that may become due with respect to certain pre-closing obligations of the Company relating to the Creative/Media business, which were retained by the Company pursuant to the agreement. Indemnification obligations with respect to losses resulting from breach of representation or warranty are generally subject to a deductible basket of $1 million and a cap of $10.5 million, subject to specified exceptions. Pursuant to the agreement, the Company has deposited $7 million in escrow to satisfy potential indemnification claims under the agreement. The Company does not expect to incur any material obligations under such indemnification provisions and anticipates that the escrow will be released in full on or about December 31, 2012.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The purchase and sale agreement dated December 2, 2010, relating to the disposition of the Content Distribution business contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters, including any amounts that may become due with respect to certain pre-closing obligations of the Company relating to the Content Distribution business, which were retained by the Company pursuant to the agreement. Indemnification obligations with respect to losses resulting from breach of representation or warranty are generally subject to a deductible basket of approximately $1.6 million and a cap of approximately $19.4 million, subject to specified exceptions. The Company does not expect to incur any material obligations under such indemnification provisions.

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

Supplemental Cash Flow Information

For the years ended December 31, 2010, 2009 and 2008, net cash paid (received) for income taxes was $(18,738,000), $(4,494,000) and $20,921,000, respectively.

(4)	Acquisitions

On December 17, 2010, Ascent Media completed the acquisition of 100% of the outstanding capital stock of Monitronics International Inc. and subsidiaries (“Monitronics”). The cash consideration paid by Ascent Media was approximately $395,876,000, subject to certain customary adjustments. The consideration was funded by a $60 million term loan, a draw of $45 million on a $115 million revolving credit facility and cash on hand. See Note 9 for further information on the debt obligations. The goodwill recorded in the acquisition reflects the value to Ascent Media for Monitronics’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers. The goodwill balance is not deductible for tax purposes and it will be included in the Monitronics business segment.

Under the acquisition method of accounting, the purchase price has been allocated to Monitronics tangible and identifiable intangible assets acquired and liabilities assumed based on preliminary estimates of fair value. The excess of the purchase price over those fair values was recorded as goodwill. The allocation of the purchase price in the Monitronics acquisition to the assets acquired and liabilities assumed from Monitronics is based on preliminary estimates and assumptions. In addition, the Company is in the process of assessing the useful life and appropriate amortization method for the subscriber accounts intangible asset that was acquired from Monitronics and which is initially being amortized using the 10-year 135% declining balance method. These estimates and assumptions are subject to future adjustments upon completion of the valuation, including the subscriber accounts, purchase holdbacks, certain other current and noncurrent liabilities and deferred revenue accounts, and these valuations could change from the preliminary estimates, as additional information and analysis is required.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The purchase price of Monitronics has been allocated on a preliminary basis as follows:

Amounts in thousands

Estimated fair value of assets acquired and liabilities assumed:
Restricted cash	$43,597
Accounts receivable	10,694
Subscriber accounts	829,700
Property and equipment	20,802
Dealer network	50,400
Other current and non-current assets	14,419
Goodwill	349,674
Purchase holdbacks	(10,290)
Long-term debt	(814,653)
Derivative instruments	(64,623)
Deferred income tax liability	(4,057)
Other current and noncurrent liabilities	(29,787)

Cash consideration paid	$395,876

Ascent Media’s results of operations include the operations of the Montronics business from the date of acquisition. For the year ended December 31, 2010, net revenue included $12,176,000 of Monitronics’ revenue and net operating loss included $3,632,000 of Monitronics’ operating income. Ascent Media incurred transaction costs of approximately $1.3 million in connection with the acquisition which were included in selling, general and administrative expense on the consolidated statement of operations.

The following table includes pro forma information for Ascent Media which includes the historical operating results of Monitronics prior to ownership by Ascent Media. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the suscriber accounts and dealer network, increased depreciation to reflect the fair value assigned to property and equipment and increased interest expense, including amortization of the discount recorded to reflect the fair value of the long-term debt. The pro-forma results assume that the acquisition had occurred on January 1, 2009 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Year Ended December 30,
	2010	2009
	Amounts in thousands

Pro-forma revenue	$411,648	408,208
Pro-forma net loss(a)	$(73,569)	(81,634)
Pro-forma basic and diluted loss per share	$(5.18)	(5.80)

(a)	The 2010 amount includes the following non-recurring amounts: restructuring charges of $5.7 million, gain on sale of operating assets of $2.7 million, transaction costs related to the Monitronics acquisition of $14.9 million and a $1.2 million charge for a lump-sum payment related to the death benefit of the Company’s chief operating officer under the terms of his employment contract. The 2009 amount includes the following non-recurring amounts: restructuring charges of $4.8 million and a credit for the reduction in the fair value of a participating residual interest liability of $4.1 million.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Dispositions

On December 2, 2010, Ascent Media entered into a definitive agreement with Encompass Digital Media, Inc. (“Encompass”), pursuant to which it agreed to sell 100% of the Content Distribution business to Encompass. The sale of the Content Distribution business was completed on February 28, 2011, for a sales price of $104 million in cash, subject to adjustment based on final working capital adjustments as of the closing date and other balance sheet items, plus the assumption of certain liabilities and obligations relating to the Content Distribution business. Ascent Media expects to record an estimated pre-tax gain on the sale of $65 million, subject to customary post-closing adjustments. The Content Distribution business has not been treated as a discontinued operation in the consolidated financial statements for any periods presented because shareholder approval of the sale did not occur until February 24, 2011.

The consolidated financial statements and accompanying notes of Ascent Media have been prepared reflecting the following businesses as discontinued operations in accordance with the Presentation of Financial Statements Topic of the FASB ASC.

On December 31, 2010, pursuant to a definitive agreement with Deluxe Entertainment Services Group Inc. (“Deluxe”) dated November 24, 2010, Ascent Media completed the sale of 100% of its creative services business unit and 100% of its media services business unit (which is refered to collectively as “Creative/Media”), for an aggregate purchase price of $69 million in cash, subject to adjustments based on net working capital on the closing date and other balance sheet items, plus the assumption of certain capital leases. Historically, the creative services business unit was its own reportable segment and the media services business unit was included in the Content Services group reportable segment. Ascent Media recorded a pre-tax loss on the sale of $27,110,000 and $7,587,000 of related income tax benefit for the year ended December 31, 2010. Ascent Media has accounted for the disposition of the Creative/Media business as discontinued operations in the consolidated financial statements for all periods presented.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group. The GMX assets and liabilities were classified as discontinued operations at September 30, 2010, and the results of operations of GMX have been treated as discontinued operations in the condensed consolidated financial statements for all periods presented. Ascent Media recorded a charge of $1,838,000 to writeoff the assets and record severance costs in connection with the shutdown for the year ended December 31, 2010.

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. The Chiswick Park assets and liabilities were classified as held for sale at December 31, 2009, and the results of operations of the Chiswick Park facility have been treated as discontinued operations in the consolidated financial statements for all periods presented. Ascent Media recorded a pre-tax gain on the sale of $25,498,000, subject to customary post-closing adjustments, and $3,423,000 of related income tax expense for the year ended December 31, 2010. The gain and related income tax expense are included in loss from discontinued operations in the accompanying condensed consolidated statement of operations.

In September 2008, Ascent Media completed the sale of 100% of its ownership interests in AccentHealth, which was part of the Content Services group, to an unaffiliated third party for net cash proceeds of $118,641,000. Ascent Media recognized a pre-tax gain on the sale of $63,929,000 and $35,046,000 of income tax expense resulting from the gain for the year ended December 31, 2008. Such gain and related income tax expense are included in loss from discontinued operations in the accompanying consolidated statement of operations.

In September 2008, Ascent Media sold 100% of the outstanding membership interests in Ascent Media Systems & Technology Services, LLC, which was part of the Content Services group, located in Palm Bay, Florida (“Palm Bay”), to an unaffiliated third party for net cash proceeds of $7,040,000. Ascent Media recognized a pre-tax gain on the sale of $3,370,000 and recorded income tax expense resulting from the gain of $2,463,000 for the year ended December 31 ,2008. Such gain and related income tax expense are included in loss from discontinued operations in the accompanying consolidated statement of operations.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In September 2008, Ascent Media sold 100% of its ownership interest in Visiontext Limited (“Visiontext”), which was part of the Creative Services group, to an unaffiliated third party for net cash proceeds of $2,150,000. Ascent Media recognized a pre-tax gain on the sale of $1,777,000 and recorded income tax expense resulting from the gain of $498,000 for the year ended December 31, 2008. Such gain and related income tax expense are included in loss from discontinued operations in the accompanying consolidated statement of operations.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax:

	Year Ended December 30,
	2010	2009	2008
	Amounts in thousands

Revenue	$299,010	317,577	370,781
Loss before income taxes(a)	$(16,165)	(9,231)	(23,539)

(a)	The 2010 amount includes the loss on the sale of the Creative/Media businesses of $(27,110,000), a $25,498,000 gain on the sale of the Chiswick Park facility and a charge of $(1,838,000) related to the shutdown of the GMX business. The 2008 amount includes a $63,929,000 gain on the sale of AccentHealth, a $3,370,000 gain on the sale of Palm Bay and a $1,777,000 gain on the sale of Visiontext.

(6)	Property and Equipment

Property and equipment at December 31, 2010 and 2009 consist of the following:

	2010	2009
	Amounts in thousands

Property and equipment, net:
Land	$34,901	37,055
Buildings	103,454	103,246
Machinery and equipment	32,943	11,760

	171,298	152,061
Accumulated depreciation	(31,140)	(28,767)

	$140,158	123,294

(7)	Goodwill

The following table provides the activity and balances of goodwill in the Monitronics business group (amounts in thousands):

Goodwill

Balance at December 31, 2008	$—
Balance at December 31, 2009	—
Acquisition of Monitronics	349,674

Balance at December 31, 2010	$349,674

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Investments in Marketable Securities

In 2009 Ascent Media began purchasing marketable securities consisting primarily of diversified corporate bond funds for cash. In December 2010, all of these investments were sold by the Company. The following table presents the activity of these investments, which were classified as available-for-sale securities:

	Year Ended December 31,
	2010	2009
	Amounts in thousands

Beginning Balance	$56,197	—
Purchases	41,757	68,126
Sales (at cost)(a)	(95,624)	(14,259)
Unrealized gain (loss)	(2,330)	2,330

Ending Balance	$—	56,197

(a)	For the year ended December 31, 2010, total proceeds from the sales were $96,685,000 which included a pre-tax gain of $1,061,000. For the year ended December 31, 2009, total proceeds from the sales were $16,309,000 which included a pre-tax gain of $2,050,000.

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded into accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive earnings (loss):

	Years Ended December 31,
	2010	2009
	Amounts in thousands

Accumulated other comprehensive income
Beginning Balance	$1,352	—
Gains (losses), net of tax(a)	(291)	2,542
Losses (gains) recognized into earnings, net of tax(b)	(1,061)	(1,190)

Ending Balance	$—	1,352

(a)	The 2010 amount is net of tax of $0 and the 2009 amount is net of tax of $1,838,000.

(b)	The 2010 amount is net of tax of $0 and the 2009 amount is net of tax of $860,000.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)	Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following at December 31, 2010:

Amounts in
thousands

Class A-1a Term Notes (matures July 2027), LIBOR plus 1.8%(a)	$338,478
Class A-1b Term Notes (matures July 2027), LIBOR plus 1.7%(a)	96,551
Class A-2 Term Notes (matures July 2037), LIBOR plus 2.2%(a)	97,338
Class A-3 Variable Funding Note (matures July 2037), LIBOR plus 1.8%(a)	251,032
Class A-4 Variable Funding Note (matures July 2037), LIBOR plus 1.8%(a)	27,034
Term Loan (matures June 30, 2012)(b)	60,000
$115 million revolving credit facility (matures December 17, 2013), LIBOR plus 4%	46,300

916,733
Less current portion of long — term debt	(20,000)

Long-term debt	$896,733

(a)	The interest rate on the Term Notes and VFNs include 1.0% of other fees.

(b)	The interest rate on the Term Loan is LIBOR plus 3.50% until July 1, 2011, then LIBOR plus 4.00% until January 1, 2012, then LIBOR plus 4.50% thereafter. The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on December 31, 2011 and March 31, 2012. Ascent Media has guaranteed $30 million of this Term Loan.

Securitization Debt

Monitronics completed a financing transaction of the type commonly referred to as a whole business securitization in August of 2007. Under the securitization, Funding, a newly formed, wholly owned subsidiary of Monitronics, issued the following debt instruments, which are included in the table of long-term debt above:

Principal
Amounts in
thousands

Class A-1a Term Notes	$350,000
Class A-1b Term Notes	100,000
Class A-2 Term Notes	100,000
Class A-3 Variable Funding Note	260,000
Class A-4 Variable Funding Note	28,000

Principal payments under the Term Notes and Variable Funding Notes (VFNs) are payable monthly beginning August 2012 in accordance with the priority of payments established in the securitization. Available cash remaining after paying higher-priority items is allocated ratably between the Class A Term Notes and the VFNs. Amounts allocated to the Class A Term Notes are paid first to the Class A-1 Term Notes until their outstanding amount has been paid in full, and second to the Class A-2 Term Notes. Amounts allocated to the VFNs are paid ratably between the Class A-3 VFN and the Class A-4 VFN.

Monitronics is charged a commitment fee of 0.2% on the unused portion of the VFNs. Interest incurred on borrowings is payable monthly. The securitization debt has an expected repayment date of July 2012. If the securitization debt is still outstanding at that time, contingent additional interest payments will accrue on the $550 million notional amount of the Swaps and $288 million of VFNs at a rate of 5% per annum (including 0.5% of other fees), in addition to the interest rates currently applicable.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As part of the transaction, Monitronics transferred substantially all of its then-existing subscriber assets, dealer alarm monitoring purchase agreements, and property and equipment related to its backup monitoring center, to Funding. Monitronics also transferred substantially all of its other property and equipment, dealer service agreements, contract monitoring agreements, and employees to Security, which also was a newly formed, wholly owned subsidiary of Monitronics. Following such transfers, Security assumed responsibility for the monitoring, customer service, billing, and collection functions of Funding and Monitronics. Funding, Security and Monitronics are distinct legal entities. Funding’s assets are available only for payment of the debt and satisfaction of the other obligations arising under the securitization transactions and are not available to pay Monitronics’ other obligations or the claims of its other creditors. Security’s assets are available only for the satisfaction of the other obligations arising under the securitization transactions and are not available to pay Monitronics’ other obligations or the claims of its other creditors; provided that, subject to compliance with applicable covenants, Security may distribute any excess cash to Monitronics greater than $1 million. In total, 93% of the subscriber account contracts, all of the wholesale monitoring contracts and $19.6 million of the property and equipment are unavailable to pay Monitronics’ other obligations or the claims of its other creditors.

On the closing date of the securitization, Funding also entered into several interest rate swaps with similar terms in an aggregate notional amount of $550.0 million in order to reduce the financial risk related to changes in interest rates associated with the floating rate term notes. The interest rate swaps have an expected repayment date of August 2012 to match the expected refinancing of the securitization debt. The Company entered into three interest rate caps with staggered durations with notional amounts of $100.0 million effective August 15, 2008 through August 15, 2009, $260.0 million effective August 15, 2009 through August 15, 2010, and $240.0 million effective August 15, 2010 through May 15, 2014 and an interest rate floor with a notional amount of $260.0 million effective from October 15, 2007 through May 15, 2014, to reduce the financial risk related to changes in interest rates associated with the floating rate variable funding notes. None of these derivative financial instruments are designated as hedges but, in effect, they act as hedges against the variable interest rate risk of the debt obligations. The Class A-1a Term Notes were effectively converted from floating to fixed with a derivative instrument at a rate of 7.5%. The Class A-1b Term Notes were effectively converted from floating to fixed with a derivative financial instrument at a rate of 7.0%. The Class A-2 Term Notes were effectively converted from floating to fixed with a derivative instrument at a rate of 7.6%. See Note 10 for further information regarding the derivatives.

As of December 31, 2010, Monitronics has $0 of the Class A-3 VFN and $28 million of the Class A-4 VFN in restricted cash, which continues to be available to Monitronics. No amounts are available to be drawn from the VFNs.

The securitization debt has certain financial tests, which must be met on a monthly basis. These tests include maximum attrition rates, interest coverage, and minimum average recurring monthly revenue. Indebtedness under the securitization is secured by all of the assets of Funding. As of December 31, 2010, the Company was in compliance with all required financial tests.

Credit Facility

On December 17, 2010, in order to partially fund the cash consideration paid for the Monitronics acquisition and provide for growth capital, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides a $60,000,000 term loan and an $115,000,000 revolving credit facility, which are included in the table of long-term debt above. There is a LIBOR floor of 1.50%, and a commitment fee of 0.50% on unused portions of the revolving credit facility. Upon any refinancing of the notes issued by Funding, Monitronics must prepay the term loan. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. In addition, failure to comply with restrictions contained in our existing securitization indebtedness could lead to an event of default. The obligations under the Credit Facility are secured by a security interest on substantially all of the assets of Monitronics and its wholly owned subsidiary,

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Monitronics Canada, Inc., as well as a pledge of the stock of Monitronics. Ascent Media has guaranteed the term loan up to $30,000,000.

The terms of the Credit Facility provide for certain financial tests and covenants which include maximum leverage ratios and minimum fixed charge coverage ratios. As of December 31, 2010, Monitronics was in compliance with all required financial tests.

Scheduled maturities of long-term debt at December 31, 2010, utilizing the required payment schedule of the securitization debt, are as follows for the fiscal years below (in thousands):

2011	$20,000
2012	40,000
2013	46,300
2014	—
2015	—
Thereafter	838,000

Total principal payments	944,300
Less: discount	(27,567)

Total debt on balance sheet	$916,733

(10)	Derivatives

As part of the Monitronics acquisition, the Company acquired derivative financial instruments which are used by Monitronics to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.

At December 31, 2010, derivative financial instruments include one interest rate cap with an aggregate fair value of $447,000, that constitutes an asset of the Company, an interest rate floor with a fair value of $21.8 million that constitutes a liability of the Company, and three interest rate swaps (Swaps) with an aggregate fair value of $42.9 million that constitute liabilities of the Company. The interest rate caps are included in Other assets on the consolidated balance sheet, while the interest rate floor and Swaps are included in Derivative financial instruments on the consolidated balance sheet. The interest rate caps, floor and Swaps have not been designated as hedges. The net change in fair value of these derivatives for the year ended December 31, 2010 was a loss of $1,682,000 which is included in unrealized loss on derivative financial instruments in the consolidated statements of operations. Approximately $178,000 of the loss recorded was due to the periodic change in fair value of the derivatives and the remaining amount of $1,504,000 related to interest accruals on the derivative instruments.

For purposes of valuation of the Swaps, the Company has considered that certain provisions of the Term Notes and VFNs provide for significant adverse changes to interest rates and uses of cash flows if this debt is not repaid by July 2012. In addition, the Swaps can be terminated with no additional costs to the Company subject to compliance with certain make-whole obligations in accordance with the terms thereof in connection with any termination of the Swaps before April 2012. If the Term Notes and the VFNs are not repaid in full by July 2012, the Company would incur additional interest and other costs and be restricted from making subscriber account purchases at Funding, until the Term Notes and VFNs were repaid in full. Management believes it is highly likely the Company will be

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

able to refinance and/or repay the Term Notes and VFNs in full by July 2012, and the valuation considers adjustments for termination dates before and after July 2012 on a probability weighted basis. The valuation of the Swaps is based principally on a July 2012 maturity of the Term Notes less a credit valuation adjustment.

All of the Company’s debt obligations have variable interest rates. The objective of the Swaps was to reduce the risk associated with these variable interest rates. In effect, the Swaps convert variable interest rates into fixed interest rates on $550 million of borrowings. It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2010, no such amounts were offset.

The Company’s Swaps are as follows:

Notional	Rate Paid	Rate Received

$350,000,000	6.56%	1 mo. USD-LIBOR-BBA plus 0.85%
100,000,000	6.06%	1 mo. USD-LIBOR-BBA plus 0.75%
100,000,000	6.64%	1 mo. USD-LIBOR-BBA plus 1.25%

Monitronics has a single counterparty that it faces for its derivative contracts.

(11)	Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

2009
Money market funds(a)	$272,143	—	—	272,143
Investments in marketable securities(b)	56,197	—	—	56,197
Other liabilities	—	—	(134)	(134)

Total	$328,340	—	(134)	328,206

2010
Derivative financial instruments — assets	$—	447	—	447
Derivative financial instruments — liabilities	—	(21,810)	(42,935)	(64,745)

Total	$—	(21,363	(42,935)	(64,298)

(a)	Included in cash and cash equivalents on the consolidated balance sheet.

(b)	Investments consist entirely of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value its interest rate caps and floor derivatives fall within Level 2 of the fair value hierarchy. The Company has determined that the majority of the

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

inputs used to value its Swaps fall within Level 3 of the fair value hierarchy, including management’s estimates of the refinancing date of the Term Notes, which affects the termination date of the Swaps as the notional amount of the Swaps is directly linked to the outstanding principal balance of the Term Notes. The credit valuation adjustments associated with its derivatives utilize also Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps and floor derivatives, but are significant for the Swaps. As a result, the Company has determined that its derivative valuations on its interest rate caps and floor are classified in Level 2 of the fair value hierarchy and its derivative valuation on its Swaps are classified in Level 3 of the fair-value hierarchy.

The Level 3 other liabilities relate to a participating residual interest that was accounted for as contingent consideration related to a business acquisition which was computed using a discounted cash flow model which used estimated discount rates.

The following table presents the activity in the Level 3 balances:

	Years Ended December 31,
	2010	2009
	Amounts in thousands

Derivative financial instruments — liabilities
Beginning Balance	$—	—
Derivatives acquired in the acquisition of Monitronics	(43,116)	—
Unrealized loss	181	—

Ending Balance	$42,935	—

Other liabilities
Beginning Balance	$(134)	(4,226)
Contingent consideration	—	—
Settlements paid in cash	—	—
Amounts credited to income(a)	134	4,092

Ending Balance	$—	(134)

(a)	Amount consisted of a participating residual interest change in fair value. This amount was recorded in SG&A on the consolidated statements of operations.

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

(12)	Restructuring Charges

During 2010, 2009 and 2008, the Company completed certain restructuring activities and recorded charges of $5,713,000, $4,845,000 and $3,257,000, respectively.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses. The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business. Such changes include retention costs for employees to remain employed until the sales are complete, severance costs for certain employees that were not retained by the buyers and facility costs that were no longer being used by the Company due to the Creative/Media and Content Distribution sales.

Before the Company implemented the 2010 Restructuring Plan, it had just completed a restructuring plan that was implemented in 2008 and concluded in September 2010 (the “2008 Restructuring Plan”). The 2008 Restructuring Plan was implemented to align the Company’s organization with its strategic goals and how it operates, manages and sells its services. The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations.

The following table provides the activity and balances of the 2010 Restructuring Plan and 2008 Restructuring Plan. At December 31, 2010, $5,278,000 of the combined ending liability balance is included in other accrued liabilities with the remaining amount recorded in other long-term liabilities.

	Opening			Ending
	Balance	Additions	Deductions(a)	Balance
	Amounts in thousands

2010 Restructuring Plan
Severance and retention	$—	4,434	(638)	3,796	(b)
2008 Restructuring Plan
Severance	$1,310	2,157	(2,486)	981
Excess facility costs	(92)	1,100	(948)	60

December 31, 2008	$1,218	3,257	(3,434)	1,041

Severance	981	1,919	(2,364)	536
Excess facility costs	60	2,926	(20)	2,966

December 31, 2009	$1,041	4,845	(2,384)	3,502

Severance	536	1,119	(1,646)	9	(b)
Excess facility costs	2,966	160	(1,631)	1,495	(b)

December 31, 2010	$3,502	1,279	(3,277)	1,504

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2011.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(13)	Income Taxes

The Company’s income tax benefit (expense) from continuing operations is as follows:

	Years Ended December 31,
	2010	2009	2008
	Amounts in thousands

Current
Federal	$(2,230)	10,132	1,459
State	(200)	(257)	122
Foreign	2,136	(126)	185

	(294)	9,749	1,766

Deferred
Federal	(233)	(24,668)	(1,064)
State	0	(13,058)	(455)
Foreign	(960)	287	875

	(1,193)	(37,439)	(644)

Total tax (expense) benefit	$(1,487)	(27,690)	1,122

Components of pretax loss from continuing operations are as follows:

	Years Ended December 31,
	2010	2009	2008
	Amounts in thousands

Domestic	$(17,162)	(9,404)	12,076
Foreign	(7,746)	(15,131)	(20,111)

	$(24,908)	(24,535)	(8,035)

Income tax benefit differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2010	2009	2008
	Amounts in thousands

Computed expected tax benefit	$8,718	8,587	2,812
State and local income taxes, net of federal income taxes	2,270	2,170	653
Change in valuation allowance affecting tax expense	(7,487)	(32,507)	(949)
U.S. taxes on foreign income	—	—	(1,512)
Non-deductible expenses	(386)	(1,860)	(922)
Dividend paid related to Chiswick park sale	(4,662)	—	—
Foreign tax credit	—	—	2,501
Other, net	60	(4,080)	(1,461)

Income tax (expense) benefit	$(1,487)	(27,690)	1,122

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Components of deferred tax assets and (liabilities) as of December 31 are as follows:

	2010	2009
	Amounts in thousands

Current assets:
Accounts receivable reserves	$802	$1,338
Accrued liabilities	11,988	8,577
Other	—	2,550

Total current deferred tax assets	12,790	12,465
Valuation allowance	(3,707)	(10,447)

	9,083	2,018

Noncurrent assets:
Net operating loss carryforwards	37,803	2,427
Intangible assets	28,727	13,699
Derivative financial instruments	22,525	—
Deferred financing costs	9,527	—
Other	3,688	2,631

Total noncurrent deferred tax assets	102,270	18,757
Valuation allowance	(29,640)	(13,600)

	72,630	5,157

Deferred tax assets, net	81,713	7,175

Current liabilities:
Other	—	(325)
Noncurrent liabilities:
Subscriber accounts	(72,381)	—
Long-term debt	(9,657)	—
Property, plant and equipment	(3,976)	(2,527)
Marketable securities	—	(978)
Other	(877)	(1,685)

	(86,891)	(5,190)
Total deferred tax liabilities	(86,891)	(5,515)

Net deferred tax assets (liabilities)	$(5,178)	$1,660

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2010	2009
	Amounts in thousands

Current deferred tax assets, net	$9,083	562
Long-term deferred tax assets, net	—	1,098
Long-term deferred tax liabilities, net	(14,261)	—

Net deferred tax assets (liabilities)	$(5,178)	1,660

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, the Company has $99,192,000, $31,462,000 and $63,163,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively. The net operating losses expire at various times from 2023 through 2030. Approximately $80 million of the Company’s net operating losses are subject to IRC Section 382 limitations. The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2013. The Company also has $1,156,000 of state credits that will expire through year 2026.

During the first quarter of 2008, Liberty Media Corporation (“Liberty”) reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty in July 2005 (the “2005 spin off”). The IRS agreement resulted in a reduction of $5,370,000 of a federal net operating loss (“NOL”) that Liberty allocated to the Company (which was then a subsidiary of DHC) at the time of the 2005 spin off. The reduction in the Company’s federal NOLs resulted in a first quarter 2008 tax expense of $1,880,000 (35% of $5,370,000). During the fourth quarter of 2008, Liberty closed its IRS audit for tax years through 2005, with no further adjustments affecting the Company. At December 31, 2008, Ascent Media had fully utilized its federal net operating losses against its continuing and discontinued operations. In the fourth quarter of 2010, Liberty amended certain federal income tax returns which resulted in a reduction of $7,138,000 to the amount of federal NOL allocated to the Company. This resulted in a tax expense of $2,500,000 in the fourth quarter of 2010.

During 2009, the Company performed an assessment of positive and negative evidence regarding the realization of its net deferred tax assets. Based on this assessment, management determined that it is more likely than not that the Company will not realize the tax benefits associated with its United States deferred tax assets and certain foreign deferred tax assets. As such, for the year ended December 31, 2009, the Company increased the total valuation allowance by $35,350,000 consisting of an increase of $34,887,000 to tax expense and an increase of $463,000 to other comprehensive income. At December 31, 2010, the valuation allowance balance was $33,347,000. The increase in the valuation allowance includes a tax expense of $7,487,000 and a $405,000 adjustment due to the Monitronics business that was purchased.

As of December 31, 2010, the Company’s income tax returns for the periods of September 18, 2008 through December 31, 2008 and the years ended December 31, 2010 and 2009, as well as the periods July 21, 2005 through September 17, 2008, when the Company was included in the consolidated income tax returns of DHC, remain subject to examination by the IRS and state authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes receivable, for the year ended December 31, 2010 is as follows:

Amounts in
thousands

Balance at January 1, 2010	$304
Increase related to acquisitions	116
Increases for the tax positions of prior years	73
Reductions for tax positions of prior years	(190)
Foreign currency exchange adjustments	(11)

Balance at December 31, 2010	$292

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2010, accrued interest and penalties related to uncertain tax positions were not significant.

During 2008, the Company provided $1,512,000 of United States tax expense for future repatriation of cash from its Singapore operations. This charge represents undistributed earnings from Singapore not previously taxed in the United States that is anticipated to be repatriated.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During 2009, the Company restructured its United Kingdom and Singapore operations which resulted in the Company permanently reinvesting excess cash from these operations within those countries. There were no undistributed earnings from these operations as of December 31, 2010 and 2009.

(14)	Stock-based and Long-Term Compensation

2006 Ascent Media Group Long-Term Incentive Plan

AMG has made awards to certain employees under its 2006 Long-Term Incentive Plan, as amended, (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of AMG and its subsidiaries. The value of a single PAR (“PAR Value”) is equal to the positive amount (if any) by which (a) the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000; plus (ii) the calculated value of AMG, based on a formula set forth in the 2006 Plan, divided by 10,000,000; exceeds (b) a baseline value determined at the time of grant. The 2006 Plan is administered by a committee whose members are designated by the board of directors and grants are determined by the committee. The maximum number of PARs that may be granted under the 2006 Plan is 500,000. The PARs vest quarterly over a three year period beginning on the grant date, and vested PARs are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment for any reason other than cause) in either cash or stock at the committee’s discretion. AMG records a liability and a charge to expense based on the PAR Value and percent vested at each reporting period.

The first grant of the PARs occurred on August 3, 2006 and there were 388,500 PARs granted as of December 31, 2008. Prior to September 2008, the 2006 Plan, the calculated value and free cash flow of AccentHealth were included in determining the PAR value. In September 2008, the 2006 Plan was amended to reflect the sale of AccentHealth. As a result of the amendment, AMG or one of its subsidiaries made cash distributions to each grantee who held PARs on the date of the AccentHealth sale, in an aggregate amount for each grantee representative of the increase in PAR Value related to AccentHealth from the date of grant of PARs to such grantee through the date of sale. These cash distributions are being made over a three year period, which began in February 2009 and the majority of grantees received their entire distribution in 2009. For the year ended December 31, 2008, AMG recorded a liability and a charge to selling, general and administrative expense of $3,523,000 for such distribution.

As of July 2010, the outstanding PARs had decreased to 267,000 due to employee terminations. On July 9, 2010, an additional 122,000 of PARs were granted to certain key personnel of AMG and its subsidiaries. These PARs also vested quarterly over a three year period beginning on the grant date, and vested PARs are payable on March 31, 2014.

At December 31, 2010, in connection with the sale of the Creative/Media business, all current AMG employees vested in 100% of their PARs and those shares were deemed to be exercised at December 31, 2010. Cash distributions under the 2006 Plan will be made to all active participants under which the employees grant date PAR value exceeded the PAR’s value as computed at December 31, 2010. AMG recorded a liability and a charge to selling, general and administrative expense of $1,034,000 related to this distribution.

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Other

As of the Spin Off Date, DHC stock options held by an officer and director of DHC, who is currently a director of DHC’s successor, were converted into options to purchase shares of the applicable series of Ascent Media common stock and options to purchase shares of the applicable series of common stock of DHC’s successor. In accordance with the conversion calculation, the holder received 11,722 Ascent Media Series A options with exercise prices ranging from $15.21 to $29.42 and 76,210 Ascent Media Series B options with an exercise price of $25.29. In accordance with the terms of the original DHC option and the conversion, the holder had the right, at the exercise date, to convert the Series B options into 93,115 Series A options with an exercise price of $22.53. All of these options were fully vested and the holder exercised all of these options in 2009.

Grants of Stock-based Awards

2010

In the first quarter of 2010, certain key employees were granted a total of 12,766 shares of restricted stock awards that vest quarterly over one year. The restricted stock had a fair value of $28.20 per share which was the closing price of the Ascent Media Series A common stock on the date of grant.

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

	Series A
	common stock	WAEP

Outstanding at January 1, 2010	618,688	$22.73
Grants	—	$—
Exercises	—	$—
Forfeitures	(3,125)	$26.33

Outstanding at December 31, 2010	615,563	$22.72

Exercisable at December 31, 2010	318,471	$22.84

As of December 31, 2010, the total compensation cost related to unvested equity awards was approximately $4,752,000. Such amount will be recognized in the consolidated statements of operations over a period of approximately 2.50 years. The intrinsic value of outstanding and exercisable stock options awards at December 31, 2010 was $6,908,000 and $3,007,000, respectively. The weighted average remaining contractual life of both exercisable and outstanding awards at December 31, 2010 was 7.75 years.

(15)	Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Media’s Board of Directors. As of December 31, 2010, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Media Series A common stock are entitled to one vote for each share held, and holders of Ascent Media Series B common stock are entitled to 10 votes for each share held. Holders of Ascent Media Series C common stock are not entitled to any voting powers, except as required by Delaware law. As of December 31, 2010, 13,553,251 shares of Series A common stock was outstanding and 733,599 shares of Series B common stock was outstanding. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock. As of December 31, 2010, no shares of Ascent Media Series C common stock were issued.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the activity in the Series A and Series B common stock:

	Series A	Series B
	common stock	common stock

Distributed on Spin Off date	13,401,886	659,732
Issuance of restricted stock	129,681	—

Balance at December 31, 2008	13,531,567	659,732
Conversion from Series B to Series A shares	1,815	(1,815)
Issuance of restricted stock	15,923	—
Restricted stock cancelled for tax withholding	(10,351)	—
Stock option exercises	11,722	76,210

Balance at December 31, 2009	13,550,676	734,127
Issuance of restricted stock	12,766	—
Conversion from Series B to Series A shares	528	(528)
Restricted stock cancelled for tax withholding	(10,719)	—

Balance at December 31, 2010	13,553,251	733,599

As of December 31, 2010, there were 615,563 shares of Ascent Media Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the consolidated balance sheets and consolidated statement of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and pension adjustments.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

				Accumulated
	Foreign	Unrealized		Other
	Currency	Holding		Comprehensive
	Translation	Gains, net	Pension	Earnings (Loss),
	Adjustments(a)	of income tax(b)	Adjustments(c)	Net of Taxes
	Amounts in thousands

Balance at December 31, 2007	$12,624	—	(1,911)	10,713
Other comprehensive loss	(18,603)	—	(63)	(18,666)

Balance at December 31, 2008	(5,979)	—	(1,974)	(7,953)
Other comprehensive income	4,693	1,352	(1,709)	4,336

Balance at December 31, 2009	(1,286)	1,352	(3,683)	(3,617)
Other comprehensive income	4,026	(1,352)	(1,870)	804

Balance at December 31, 2010	$2,740	—	(5,553)	(2,813)

(a)	No income taxes were recorded on foreign currency translation amounts for 2010, 2009 and 2008 since no undistributed earnings were remitted to the United States.

(b)	Net of income tax benefit of $978,000 for 2010 and income tax expense of $978,000 for 2009.

(c)	No income taxes were recorded on the pension adjustment amounts for 2010, 2009 and 2008.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(16)	Employee Benefit Plans

Defined Contribution Plan

AMG offers a 401(k) defined contribution plan covering most of its full-time domestic employees. AMG also sponsors a pension plan for eligible employees of its foreign subsidiaries. The plans are funded by employee and employer contributions. Total combined 401(k) plan and pension plan expenses for the years ended December 31, 2010, 2009 and 2008 were $990,000, $1,394,000 and $1,763,000, respectively.

Management Incentive Plan and Discretionary Bonuses

AMG offers a Management Incentive Plan (“MIP”) which provides for annual cash incentive awards based on company and individual performance. Certain executive officers and certain employees with a title of divisional managing director, corporate director or higher are eligible to receive awards under the MIP, as determined by a management incentive plan compensation committee. To the extent an award is earned, it is payable no later than two and one-half months following the end of the applicable plan year. Participants must be employed by AMG through the payment date to be eligible to receive the award. The forecasted award liability is accrued on a monthly basis throughout the plan year. The Company also pays bonuses to certain employees at the discretion of management and the compensation committee. For the years ended December 31, 2010 and 2008, amounts recorded for MIP and discretionary bonuses were $318,000 and $1,096,000. The liability recorded at December 31, 2010 and December 31, 2008 was equivalent to the expense for that year. For the year ended December 31, 2009, no MIP or discretionary bonus amounts were recorded.

Defined Benefit Plans

AMG has two defined benefit plans in the United Kingdom. Participation in the defined benefit plans is limited with approximately 130 participants, including retired employees. The plans are closed to new participants.

AMG uses a measurement date of December 31 for its defined benefit pension plans.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The obligations and funded status of the defined benefit plans for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended
	2010	2009
	Amounts in thousands

Change in Benefit Obligation:
Benefit Obligation — beginning of year	$10,070	7,460
Service cost	68	49
Interest cost	562	514
Actuarial loss	2,478	1,596
Settlements	(333)	(81)
Benefits paid	(213)	(231)
Member contributions	14	16
Foreign currency exchange rate changes	(289)	747

Benefit Obligation — end of year	12,357	10,070

Change in Plan Assets:
Fair Value of plan assets — beginning of year	7,536	6,215
Actual return on assets	965	166
Settlements	(436)	(99)
Employer contributions	842	847
Member contributions	14	16
Benefits paid	(213)	(231)
Foreign currency exchange rate changes	(217)	622

Fair Value of plan assets — end of year	8,491	7,536

Unfunded Status	$(3,866)	(2,534)

AMG had recorded the entire unfunded balance in the table above for each year in the other liability account on the consolidated balance sheet. The projected benefit obligation and accumulated benefit obligation at December 31, 2010 and 2009 are equal to the “Benefit obligation — end of year” amount in the table above. The accumulated other comprehensive income balance at December 31, 2010 and 2009, included pension adjustments of $(5,553,000) and $(3,683,000), respectively.

The following table sets forth the average assumptions and the asset category allocations of the defined benefit plans for the years ended December 31, 2010 and 2009.

	2010	2009

Assumptions:
Discount rate	4.20%	5.75%
Long-term return on plan assets	4.20%	5.23%
Price inflation	3.60%	3.80%
Asset Category Allocations:
Debt securities	41%	44%
Equity securities	42%	33%
Other	17%	23%

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In 2009, the discount rate and the long-term return on plan asset rate were determined from high-quality corporate bonds. In 2010, these rates were based on United Kingdom government bonds to reflect the expected settlement of the defined benefit plans in 2011. See below for further information.

The amount of pension cost recognized for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 30,
	2010	2009	2008
	Amounts in thousands

Service cost	$68	49	104
Interest cost	543	506	540
Expected return on plan assets	(411)	(341)	(419)
Amortization of net loss	373	141	130

	$573	355	355

The Company employs a mix of investments, insurance policies and cash at a prudent level of risk in order to maximize the long-term return on plan assets. The investment objectives are to meet the future benefit obligations of the pension plans and to reduce funding volatility as much as possible. The fair value of the plan assets as of December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$146	—	—	146
Pooled investment funds	3,945	—	—	3,945
Debt investments	—	1,638	—	1,638
Insurance policies	—	2,762	—	2,762

Total	$4,091	4,400	—	8,491

The Company is in the process of settling all the benefit obligations under both of its defined benefit plans and expects to complete the settlement process in 2011. The settlement will be funded by the plan assets and employer contributions from the Company. Ascent Media has deposited approximately $5.5 million in an escrow account that will be used to fund the settlements. This amount is included in restricted cash on the December 31, 2010 consolidated balance sheet.

(17)	Commitments and Contingencies

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2011	$14,595
2012	$8,730
2013	$4,018
2014	$3,965
2015	$2,757
Thereafter	$6,906

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Rent expense for noncancelable operating leases for real property and equipment was $10,005,000, $11,695,000 and $11,801,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

In December 2003, Ascent Media acquired the operations of Sony Electronics’ systems integration center business and related assets, which is referred to as SIC. In the original exchange, Sony received the right to be paid by the end of 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. (“AF Associates”), and SIC. At the time of the original exchange, the value of 20% of the combined business of AF Associates and SIC was estimated at $6,100,000. On July 30, 2008, Ascent Media and Sony Electronics entered in to an amended agreement which required Ascent Media to immediately pay $1,874,000 to Sony Electronics as a partial payment of the 20% of value, but delayed Sony’s right to be paid further amounts until a date no earlier than December 31, 2012. In 2009, the combined business of AF Associates and SIC experienced a significant decline in the number of large system integration projects as customers reduced spending in response to a weaker economic climate. As a result, the fair value of the 20% of the combined business of AF Associates and SIC was reduced from $6,100,000 to $2,008,000. Ascent Media recorded a credit of $4,092,000 in SG&A expense in the consolidated statement of operations. The remaining liability of $134,000 was included in other liabilities in the consolidated balance sheet. In 2010, the remaining liability was reduced to zero due to the further decline in the system integration business. Ascent Media recorded the credit of $134,000 in SG&A expense in the consolidated statement of operations. The combined business of AF Associates and SIC is included in the Content Services group.

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(18)	Related Party Transactions

Through the Content Distribution business, Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery Communications, Inc. (“DCI”). Ascent Media, previously a wholly-owned subsidiary of DHC, and DCI’s predecessor, previously an equity investment of DHC, were related parties through the date of the Ascent Media Spin Off. DHC and that predecessor are now both wholly-owned subsidiaries of DCI. Revenue recorded by Ascent Media for these services in 2008 through the date of the Ascent Media Spin Off was $24,727,000. Ascent Media continues to provide services to DCI subsequent to the Ascent Media Spin Off that are believed to be at arms-length rates.

(19)	Information About Reportable Segments

Ascent Media’s chief operating decision maker (the “CODM”), has identified Ascent Media’s reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent or will represent more than 10% of the Ascent Media’s consolidated revenue or earnings before taxes before continuing operations. Based on the foregoing criteria, Ascent Media’s business units have been aggregated into two reportable segments: the Content Services group and the Monitronics business.

The Content Services group includes the Content Distribution business, which provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet, as well as the facilities, technical infrastructure, and operating staff necessary to assemble programming content for cable and broadcast networks and distributed media signals via satellite and terrestrial networks. Content Services also includes the System Integration business, which provides program management, engineering design, equipment procurement, software integration, construction, installation, maintenance and support services for advanced technical systems for the media and telecommunications industries and other customers.

The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company had a third reportable segment, the Creative Services group, which was part of the Creative/Media businesses that were sold to Deluxe on December 31, 2010. See Note 5 for further information. This segment has been treated as discontinued operations for all periods presented in the consolidated financial statements.

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

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information concerning the reportable segments is presented in the following tables:

	Reportable Segments
	Content
	Services	Monitronics
	Group	Business(b)	Subtotal	Other(a)	Total
	Amounts in thousands

Year ended December 31, 2010
Revenue from external customers	$127,286	12,176	139,462	—	139,462
Adjusted OIBDA	$25,384	8,624	34,008	(20,167)	13,841
Capital expenditures	$20,292	86	20,378	114	20,492
Depreciation and amortization	$22,297	4,992	27,289	2,366	29,655
Total assets	$85,190	1,321,531	1,406,721	245,304	1,652,025
Year ended December 31, 2009
Revenue from external customers	$154,471	—	154,471	—	154,471
Adjusted OIBDA	$23,556	—	23,556	(19,625)	3,931
Capital expenditures	$10,795	—	10,795	2,067	12,862
Depreciation and amortization	$24,082	—	24,082	4,258	28,340
Total assets	$88,489	—	88,489	594,498	682,987
Year ended December 31, 2008
Revenue from external customers	$260,225	—	260,225	—	260,225
Adjusted OIBDA	$31,401	—	31,401	(21,812)	9,589
Capital expenditures	$10,622	—	10,622	1,671	12,293
Depreciation and amortization	$23,099	—	23,099	5,343	28,442
Total assets	$128,395	—	128,395	616,909	745,304

(a)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in other is (i) corporate SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of all cash and cash equivalents, investments in marketable securities and deferred income tax assets and the assets of discontinued operations.

(b)	The results of operations for Monitronics are included from December 17, 2010, which was the date of acquisition.

The following table provides a reconciliation of total adjusted OIBDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2010	2009	2008
	Amounts in thousands

Total adjusted OIBDA	$13,841	3,931	9,589
Stock-based and long-term incentive compensation	(4,182)	(2,401)	(2,764)
Restructuring and other charges	(5,713)	(4,845)	(3,257)
Depreciation and amortization	(29,655)	(28,340)	(28,442)
Gain on sale of operating assets, net	2,720	19	9,433
Participating residual interest change in fair value	134	4,092	—
Interest income	3,639	2,660	6,579
Interest expense	(2,953)	(410)	(399)
Unrealized loss on derivatives	(1,682)	—	—
Other, net(a)	(1,057)	759	1,226

Loss from continuing operations before income taxes	$(24,908)	(24,535)	(8,035)

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a)	The year ended December 31, 2010 amount includes an expense of approximately $1.2 million for a lump-sum payment related to the death benefit of the Company’s chief operating officer under the terms of his employment contract.

Information as to the operations in different geographic areas is as follows:

	Years Ended December 31,
	2010	2009	2008
	Amounts in thousands

Revenue
United States	$98,897	114,916	205,187
United Kingdom	17,556	17,436	32,358
Other countries	23,009	22,119	22,680

	$139,462	154,471	260,225

Property and equipment, net
United States	$108,371	94,533
United Kingdom	14,997	14,096
Other countries	16,790	14,665

	$140,158	123,294

(21)	Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands,
	except per share amounts

2010:
Revenue	$31,305	31,909	32,775	43,473

Operating loss	$(6,996)	(7,357)	(6,508)	(2,184)

Net income (loss)	$9,910	(16,138)	(9,846)	(18,186)

Basic and diluted net earnings (loss) per common share	$0.70	(1.14)	(0.69)	(1.28)

Diluted net earnings (loss) per common share	$0.69	(1.14)	(0.69)	(1.28)

2009:

Revenue	$44,159	40,781	34,509	35,022

Operating loss	$(6,232)	(7,047)	(8,458)	(6,027)

Net loss	$(6,448)	(7,204)	(6,414)	(32,831)

Basic and diluted net loss per common share	$(0.46)	(0.51)	(0.46)	(2.33)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2011:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2011 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2011.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Part II of this Annual Report:

Ascent Media Corporation:

(a) (2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a) (3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
2.2	Purchase Agreement, dated as of August 8, 2008, by and among Ascent Media Corporation, Ascent Media CANS, LLC and AccentHealth Holdings, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
2.3	Purchase and Sale Agreement dated November 24, 2010, between Ascent Media Corporation and Deluxe Entertainment Services Group, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Form 8-K (file No. 001-34176), filed with the Commission on January 5, 2011).

2.4	Purchase and Sale Agreement dated December 2, 2010, between Ascent Media Corporation and Encompass Digital Media, Inc. (incorporated by reference to Annex B to Ascent Media Corporation’s definitive proxy statement (file No. 001-34176), filed with the Commission on January 25, 2011).
2.5	Agreement and Plan of Merger dated December 17, 2010, between Ascent Media Corporation and Monitronics International, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Form 8-K (file No. 001-34176), filed with the Commission on December 23, 2010).
3.1	Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
3.2	Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.3	Rights Agreement between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
4.4	Form of Amendment No. 1 to Rights Agreement by and between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).
10.1	Services Agreement, dated September 16, 2008, between Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.2	Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.3	Ascent Media Group, LLC 2006 Long-Term Incentive Plan (As Amended and Restated Effective September 9, 2008) (incorporated by reference to Exhibit 10.3 to Amendment No. 7 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on September 10, 2008).
10.4	Ascent Media Group, LLC 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.5	Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to Ascent Media Corporation’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).
10.6	Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company and Liberty Media Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Discovery Holding Company filed on August 10, 2005).
10.7	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.8	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.9	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.10	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.11	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.14 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.12	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.15 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.13	Employment Agreement, dated February 9, 2009, by and between Ascent Media Corporation and William R. Fitzgerald (incorporated by reference to Exhibit 10.16 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.14	Employment Agreement, dated as of April 13, 2009, between Ascent Media Corporation and John A. Orr (incorporated by reference to Exhibit 10.1 to Ascent Media Corporation’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).
10.15	Asset Purchase Agreement, dated February 17, 2010, between Ascent Media Network Services Europe Limited, Ascent Media Group LLC and Discovery Communications Europe Limited (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 23, 2010).
21	List of Subsidiaries of Ascent Media Corporation.*
23	Consent of KPMG LLP, independent registered public accounting firm.*
24	Power of Attorney dated March 14, 2011.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT MEDIA CORPORATION

By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Dated: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald William R. Fitzgerald	Chairman of the Board, Director and Chief Executive Officer	March 14, 2011

/s/ Philip J. Holthouse Philip J. Holthouse	Director	March 14, 2011

John C. Malone	Director	March 14, 2011

/s/ Brian C. Mulligan Brian C. Mulligan	Director	March 14, 2011

/s/ Michael J. Pohl Michael J. Pohl	Director	March 14, 2011

/s/ Carl E. Vogel Carl E. Vogel	Director	March 14, 2011

/s/ George C. Platisa George C. Platisa	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 14, 2011

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
2.2	Purchase Agreement, dated as of August 8, 2008, by and among Ascent Media Corporation, Ascent Media CANS, LLC and AccentHealth Holdings, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on August 12, 2008).
2.3	Purchase and Sale Agreement dated November 24, 2010, between Ascent Media Corporation and Deluxe Entertainment Services Group, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Form 8-K (file No. 001-34176), filed with the Commission on January 5, 2011).
2.4	Purchase and Sale Agreement dated December 2, 2010, between Ascent Media Corporation and Encompass Digital Media, Inc. (incorporated by reference to Annex B to Ascent Media Corporation’s definitive proxy statement (file No. 001-34176), filed with the Commission on January 25, 2011).
2.5	Agreement and Plan of Merger dated December 17, 2010, between Ascent Media Corporation and Monitronics International, Inc. (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Form 8-K (file No. 001-34176), filed with the Commission on December 23, 2010).
3.1	Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
3.2	Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).
4.3	Rights Agreement between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
4.4	Form of Amendment No. 1 to Rights Agreement by and between Ascent Media Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).
10.1	Services Agreement, dated September 16, 2008, between Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.2	Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.3	Ascent Media Group, LLC 2006 Long-Term Incentive Plan (As Amended and Restated Effective September 9, 2008) (incorporated by reference to Exhibit 10.3 to Amendment No. 7 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on September 10, 2008).
10.4	Ascent Media Group, LLC 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.5	Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to Ascent Media Corporation’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).
10.6	Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company and Liberty Media Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Discovery Holding Company filed on August 10, 2005).
10.7	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.8	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.9	Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).
10.10	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to Ascent Media Corporation’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).
10.11	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and William E. Niles (incorporated by reference to Exhibit 10.14 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.12	Amendment, dated December 31, 2008, to Employment Agreement, dated as of September 1, 2006, by and between Ascent Media Group, LLC and George C. Platisa (incorporated by reference to Exhibit 10.15 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.13	Employment Agreement, dated February 9, 2009, by and between Ascent Media Corporation and William R. Fitzgerald (incorporated by reference to Exhibit 10.16 to Ascent Media Corporation’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).
10.14	Employment Agreement, dated as of April 13, 2009, between Ascent Media Corporation and John A. Orr (incorporated by reference to Exhibit 10.1 to Ascent Media Corporation’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).
10.15	Asset Purchase Agreement, dated February 17, 2010, between Ascent Media Network Services Europe Limited, Ascent Media Group LLC and Discovery Communications Europe Limited (incorporated by reference to Exhibit 2.1 to Ascent Media Corporation’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 23, 2010).
21	List of Subsidiaries of Ascent Media Corporation.*
23	Consent of KPMG LLP, independent registered public accounting firm.*
24	Power of Attorney dated March 14, 2011.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*

*	Filed herewith.