Form 10-Q
period 2011-03-31
Ascent Media CORP
filed 2011-05-09
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34176

ASCENT MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112 (Zip Code)
(Address of principal executive offices)

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
(Do not check if a smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of Ascent Media Corporation’s common stock as of April 29, 2011 was:

Series A common stock 13,666,344 shares; and
Series B common stock 731,852 shares.

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Condensed Consolidated Statements of Cash Flows
ASCENT MEDIA CORPORATION AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$231,825	149,857
Restricted cash	29,915	28,915
Trade receivables, net	21,768	20,381
Deferred income tax assets, net	10,182	9,083
Assets of discontinued operations (note 3)	413	15,808
Income taxes receivable	8,400	9,018
Prepaid and other current assets	6,290	7,624

Total current assets	308,793	240,686
Restricted cash	35,000	35,000
Property and equipment, net	77,303	78,962
Subscriber accounts, net	826,801	822,811
Dealer network, net	47,492	50,013
Goodwill	349,936	349,936
Other assets, net	6,058	6,576
Assets of discontinued operations (note 3)	—	61,607

Total assets	$1,651,383	1,645,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	20,000
Accounts payable	5,937	8,098
Accrued payroll and related liabilities	8,140	8,846
Other accrued liabilities	18,733	16,568
Deferred revenue	7,552	4,610
Purchase holdbacks	12,053	9,818
Liabilities related to assets of discontinued operations (note 3)	905	26,675

Total current liabilities	93,320	94,615

Non-current liabilities:
Long-term debt (note 7)	881,236	896,733
Derivative financial instruments	55,520	64,745
Deferred income tax liability, net	13,940	14,261
Other liabilities	17,872	19,932
Liabilities related to assets of discontinued operations (note 3)	—	7,565

Total liabilities	1,061,888	1,097,851

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,644,884 shares at March 31, 2011	137	136
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 731,852 shares at March 31, 2011	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,468,276	1,467,757
Accumulated deficit	(862,160)	(917,347)
Accumulated other comprehensive loss	(16,765)	(2,813)

Total stockholders’ equity	589,495	547,740

Total liabilities and stockholders’ equity	$1,651,383	1,645,591

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2011	2010
	Amounts in thousands,
	except per share amounts
	(Unaudited)

Net revenue	$77,746	5,770

Operating expenses:
Cost of services	12,306	4,544
Selling, general, and administrative, including stock-based and long-term incentive compensation	21,903	8,190
Amortization of subscriber accounts and dealer network	37,717	—
Restructuring charges (note 4)	4,382	45
Loss on sale of operating assets, net	459	8
Depreciation	2,068	717

	78,835	13,504

Operating loss	(1,089)	(7,734)
Other income:
Interest income	190	682
Interest expense	(10,400)	(8)
Realized and unrealized loss on derivative financial instruments	(474)	—
Other income, net	926	96

	(9,758)	770

Loss from continuing operations before income tax	(10,847)	(6,964)
Income tax benefit from continuing operations	2,434	464

Net loss from continuing operations	(8,413)	(6,500)
Discontinued operations (note 3):
Earnings from discontinued operations	66,596	22,959
Income tax expense	(2,996)	(6,549)

Earnings from discontinued operations, net of income tax	63,600	16,410

Net income	55,187	9,910

Other comprehensive earnings (loss):
Foreign currency translation adjustments (note 3)	(13,952)	(1,853)
Unrealized holding gains, net of income tax	—	239
Pension liability adjustment	—	68

Other comprehensive loss	(13,952)	(1,546)

Comprehensive income	$41,235	8,364

Basic and diluted earnings (loss) per share (note 6)
Continuing operations	$(0.59)	(0.46)
Discontinued operations	4.47	1.16

Net income	$3.88	0.70

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	Amounts in thousands
	(Unaudited)

Cash flows from operating activities:
Net income	$55,187	9,910
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(63,600)	(16,410)
Amortization of subscriber accounts and dealer network	37,717	—
Depreciation	2,068	717
Stock based compensation	627	655
Deferred income tax expense	(1,420)	2,883
Unrealized gain on derivative financial instruments	(9,162)	—
Long-term debt amortization	4,103	—
Other non-cash activity, net	1,249	(1,647)
Changes in assets and liabilities:
Trade receivables	(1,387)	1,715
Prepaid expenses and other assets	2,019	1,869
Payables and other liabilities	(434)	2,263
Operating activities from discontinued operations, net	(2,856)	3,165

Net cash provided by operating activities	24,111	5,120

Cash flows from investing activities:
Capital expenditures	(743)	(131)
Purchases of subscriber accounts	(36,951)	—
Purchases of marketable securities	—	(9,999)
Net proceeds from sale of discontinued operations	99,488	34,828
Increase in restricted cash	(1,000)	—
Other investing activities, net	—	55
Investing activities from discontinued operations, net	(3,196)	(5,775)

Net cash provided by investing activities	57,598	18,978

Cash flows from financing activities:
Proceeds from long-term debt	400	—
Other	1	1
Financing activities from discontinued operations, net	(142)	(474)

Net cash provided by (used in) financing activities	259	(473)

Net increase in cash and cash equivalents	81,968	23,625
Cash and cash equivalents at beginning of period	149,857	292,914

Cash and cash equivalents at end of period	$231,825	316,539

See accompanying notes to condensed consolidated financial statements.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying Ascent Media Corporation (“Ascent Media” or the “Company”) condensed consolidated financial statements represent the financial position and results of operations of Ascent Media and its consolidated subsidiaries. The Company has two reportable segments: the Monitronics business and the Content Services group. The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada. Monitronics monitors signals arising from burglaries, fires and other events through security systems installed by independent dealers at subscribers’ premises. The Content Services group includes the System Integration business, which provides program management, engineering design, equipment procurement, software integration, construction, installation, maintenance and support services for advanced technical systems for the media and telecommunications industries and other customers.

The Content Services group had historically also included the Content Distribution business, which provided facilities and services necessary to archive, manage, and reformat media assets for distribution, as well as the infrastructure to assemble programming content and to distribute media signals via satellite and terrestrial networks. This business was sold to Encompass in February 2011 and has been treated as a discontinued operation for all periods presented. See Note 3 for further information.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, include Ascent Media and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Media Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

(2)	Acquisition of Monitronics

On December 17, 2010, Ascent Media completed the acquisition of 100% of the outstanding capital stock of Monitronics International Inc. and subsidiaries (“Monitronics”). The cash consideration paid by Ascent Media was approximately $397,088,000. The consideration was funded by a $60 million term loan, a draw of $45 million on a $115 million revolving credit facility and cash on hand. The goodwill recorded in the acquisition reflects the value to Ascent Media of Monitronics’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers. The goodwill balance is not deductible for tax purposes and will be included in the Monitronics business segment.

Under the acquisition method of accounting, the purchase price has been allocated to Monitronics’ tangible and identifiable intangible assets acquired and liabilities assumed based on preliminary estimates of fair value. The

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

excess of the purchase price over those fair values was recorded as goodwill. The allocation of the purchase price in the Monitronics acquisition to the assets acquired and liabilities assumed from Monitronics is based on preliminary estimates and assumptions. These estimates and assumptions are subject to future adjustments upon completion of the valuation, including the subscriber accounts, purchase holdbacks, certain other current and noncurrent liabilities and deferred revenue accounts, and these valuations could change from the preliminary estimates, as additional information and analysis is required. Ascent Media’s results of operations include the operations of Monitronics from the date of acquisition.

The purchase price of Monitronics has been allocated on a preliminary basis as follows:

Amounts in thousands

Estimated fair value of assets acquired and liabilities assumed:
Restricted cash	$43,597
Accounts receivable	10,694
Subscriber accounts	824,158
Property and equipment	20,802
Dealer network	50,433
Other current and non-current assets	14,419
Goodwill	349,936
Purchase holdbacks	(9,954)
Long-term debt	(814,653)
Derivative instruments	(64,623)
Deferred income tax liability	(4,057)
Other current and noncurrent liabilities	(23,664)

Cash consideration paid	$397,088

The Company’s 2010 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s Form 10-K, an adjustment was made to increase goodwill by $262,000. The increase to goodwill, which is reflected in the revised December 31, 2010 consolidated balance sheet in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, is related to the finalization of certain assumptions and estimates used to determine the fair value of acquired assets and assumed liabilities. These adjustments resulted in a $5,542,000 decrease to subscriber accounts, a $33,000 increase to dealer networks, a $5,342,000 decrease to deferred revenue, a $336,000 decrease to purchase holdbacks, a $781,000 decrease to certain accrued liabilities, and customary post-closing adjustments to the purchase price of $1,212,000. The adjustment to acquired deferred revenue resulted in a $3,047,000 reduction to revenue recognized during the quarter ended December 31, 2010. The reduction in revenue has been retrospectively applied to the revised December 31, 2010 condensed consolidated balance sheet.

During the first quarter of 2011, the Company completed its evaluation of the useful life of subscriber accounts based on current subscriber attrition data. Based on the evaluation, amortization of subscriber accounts acquired in the Acquisition was changed from a 10-year 135% declining balance method to a 14-year 235% declining balance method. In accordance with ASC Topic 805, the incremental subscriber account amortization of $1,187,000 related to the quarter ended December 31, 2010 is reflected in the revised December 31, 2010 condensed consolidated balance sheet included in this quarterly report. In addition, new subscriber accounts will be amortized based on a 15-year 220% declining balance method. The amortization methods were selected to provide a matching of amortization expense to individual subscriber revenues.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table includes pro forma information for Ascent Media which includes the historical operating results of Monitronics prior to ownership by Ascent Media. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network, increased depreciation to reflect the fair value assigned to property and equipment and increased interest expense, including amortization of the discount recorded to reflect the fair value of the long-term debt. The pro-forma results assume that the acquisition had occurred on January 1, 2010 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three Months Ended March 31,
	2011	2010
	Amounts in thousands

As reported:
Revenue(a)	$77,746	5,770
Net loss from continuing operations(b)	$(8,413)	(6,500)
Basic and diluted loss per share	$(0.59)	(0.46)
Supplemental pro-forma:
Revenue(a)	$77,746	73,986
Net loss from continuing operations(b)	$(8,413)	(16,077)
Basic and diluted loss per share	$(0.59)	(1.13)

(a)	Monitronics revenue for the three months ended March 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)	The 2011 amount includes the following non-recurring amounts: restructuring charges of $4,382,000 and a loss on sale of operating assets of $459,000. The 2010 amount includes non-recurring restructuring charges of $45,000.

(3)	Discontinued Operations

On February 28, 2011, Ascent Media completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc. (“Encompass”). Ascent Media received cash proceeds of approximately $104 million, which is subject to adjustment based on final working capital adjustments as of the closing date and other balance sheet items, plus the assumption of certain liabilities and obligations relating to the Content Distribution business. Ascent Media recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011. As part of the sale, Ascent Media removed $14,751,000 from the foreign currency translation amount in AOCI, which related to the foreign operations that were included in the sale. The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On December 31, 2010, Ascent Media completed the sale of 100% of its creative services business and media services business (“Creative/Media”) to Deluxe Entertainment Services Group Inc. for the purchase price of $69 million in cash, subject to post-closing adjustments. As such transaction was completed in 2010, the Creative/Media operations are included in discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2010.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group. These operations are included in discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2010.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

In February 2010, Ascent Media completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. In the quarter ended March 31, 2010, the Company recorded a gain on the sale of $25,498,000 and $6,357,000 of related income tax expense. As such transaction was completed in 2010, the Chiswick Park operations are included in discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2010.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations on the condensed consolidated statement of operations:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	Amounts in thousands

Revenue	$17,945	$101,281
Earnings before income taxes(a)	$66,596	$22,959

(a)	The 2011 amount includes a $66,136,000 gain on the sale of the Content Distribution business. The 2010 amount includes a $25,498,000 gain on the sale of the Chiswick Park facility.

(4)	Restructuring Charges

The Company recorded restructuring charges in continuing operations of $4,382,000 and $45,000, during the three months ended March 31, 2011 and 2010, respectively.

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan”) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses. The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business. Such changes include retention costs for employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by the Company due to the Creative/Media and Content Distribution sales.

Before the Company implemented the 2010 Restructuring Plan, it had just completed a restructuring plan that was implemented in 2008 and concluded in September 2010 (the “2008 Restructuring Plan”). The 2008 Restructuring Plan was implemented to align the Company’s organization with its strategic goals and how it operated, managed and sold its services. The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides the activity and balances of the 2010 and 2008 Restructuring Plans. At March 31, 2011, substantially all of the combined ending liability balance is included in other accrued liabilities.

	December 31, 2009	Additions	Deductions(a)	March 31, 2010
	Amounts in thousands

2008 Restructuring Plan
Severance	$354	45	(223)	176
Excess facility costs	143	—	(62)	81

Total	$497	45	(285)	257

	December 31, 2010	Additions	Deductions(a)	March 31, 2011
	Amounts in thousands

2010 Restructuring Plan
Severance and retention	$3,590	4,382	(2,836)	5,136	(b)
2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	—	(5)	206	(b)

Total	$220	—	(14)	206

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2011.

(5)	Stock-Based and Long-Term Incentive Compensation

In the first quarter of 2011, certain key employees were granted awards for a total of 83,236 shares of restricted stock that vest quarterly over varying periods from one year to five years. The fair values for the restricted stock awards were the closing prices of the Ascent Media Series A common stock on the applicable dates of grant. The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $44.91 per share.

In the first quarter of 2011, four non-employee directors were granted a combined total of 9,168 shares of restricted stock awards that vest quarterly over two years. The restricted stock had a fair value of $43.08 per share which was the closing price of the Ascent Media Series A common stock on the date of grant.

In the first quarter of 2011, certain key employees were granted a total of 99,794 options to purchase Ascent Media Series A common stock for an exercise price of $48.15 per share, which was the closing price on the date of grant. Such options vest quarterly over four to five years from the date of grant, terminate 7 years from the date of grant and had a weighted-average fair value at the date of grant of $20.32, as determined using the Black-Scholes Model. The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 35%, a risk-free interest rate of 2.88%, an expected life of 7 years and a dividend yield of zero.

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

However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Weighted average Series A and Series B shares	14,226,185	14,183,139

(7)	Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Class A-1a Term Notes (mature July 2027), LIBOR plus 1.8%(a)	$340,193	$338,478
Class A-1b Term Notes (mature July 2027), LIBOR plus 1.7%(a)	97,064	96,551
Class A-2 Term Notes (mature July 2037), LIBOR plus 2.2%(a)	97,734	97,338
Class A-3 Variable Funding Note (matures July 2037), LIBOR plus 1.8%(a)	252,367	251,032
Class A-4 Variable Funding Note (matures July 2037), LIBOR plus 1.8%(a)	27,178	27,034
Term Loan (matures June 30, 2012)(b)	60,000	60,000
$115 million revolving credit facility (matures December 17, 2013), LIBOR plus 4%	46,700	46,300

	921,236	916,733
Less current portion of long-term debt	(40,000)	(20,000)

Long-term debt	$881,236	$896,733

(a)	The interest rate on the Term Notes and VFNs includes 1.0% of other fees.

(b)	The interest rate on the Term Loan is LIBOR plus 3.50% until July 1, 2011, then LIBOR plus 4.00% until January 1, 2012, then LIBOR plus 4.50% thereafter. The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on December 31, 2011 and March 31, 2012. Ascent Media has guaranteed $30 million of this Term Loan.

Securitization Debt

Monitronics completed a financing transaction of the type commonly referred to as a whole business securitization in August of 2007. Under the securitization, Monitronics Funding LP (“Funding”), a newly formed, wholly owned subsidiary of Monitronics, issued the following debt instruments, which are included in the table of long-term debt above:

Principal
Amounts in
Thousands

Class A-1a Term Notes	$350,000
Class A-1b Term Notes	100,000
Class A-2 Term Notes	100,000
Class A-3 Variable Funding Note	260,000
Class A-4 Variable Funding Note	28,000

Principal payments under the Term Notes and Variable Funding Notes (‘VFNs’) are payable monthly beginning August 2012 in accordance with the priority of payments established in the securitization. Available cash remaining after paying higher-priority items is allocated ratably between the Class A Term Notes and the

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

VFNs. Amounts allocated to the Class A Term Notes are paid first to the Class A-1 Term Notes until their outstanding amount has been paid in full, and second to the Class A-2 Term Notes. Amounts allocated to the VFNs are paid ratably between the Class A-3 VFN and the Class A-4 VFN.

Monitronics is charged a commitment fee of 0.2% on the unused portion of the VFNs. Interest incurred on borrowings is payable monthly. The securitization debt has an expected repayment date of July 2012. If the securitization debt is still outstanding at that time, contingent additional interest payments will accrue on $550 million notional amount of Swaps (see Note 8) and $288 million of VFNs at a rate of 5% per annum (including 0.5% of other fees), in addition to the interest rates currently applicable.

In connection with the 2007 securitization, Monitronics transferred substantially all of its then-existing subscriber assets, dealer alarm monitoring purchase agreements, and property and equipment related to its backup monitoring center, to Funding. Monitronics also transferred substantially all of its other property and equipment, dealer service agreements, contract monitoring agreements, and employees to Monitronics Security LP (“Security”), which also was a newly formed, wholly owned subsidiary of Monitronics. Following such transfers, Security assumed responsibility for the monitoring, customer service, billing, and collection functions of Funding and Monitronics. Funding, Security and Monitronics are distinct legal entities. Funding’s assets are available only for payment of the debt and satisfaction of the other obligations arising under the securitization facility and are not available to pay Monitronics’ other obligations or the claims of its other creditors. Security’s assets are available only for the satisfaction of obligations arising under the securitization facility and are not available to pay Monitronics’ other obligations or the claims of its other creditors; provided that, subject to compliance with applicable covenants, Security may distribute any excess cash to Monitronics greater than $1 million. In total, 92% of the subscriber account contracts, all of the wholesale monitoring contracts and $20.1 million of the property and equipment are unavailable to pay Monitronics’ other obligations or the claims of its other creditors.

On the closing date of the securitization agreement, Funding also entered into several interest rate swap agreements with similar terms in an aggregate notional amount of $550.0 million in order to reduce the financial risk related to changes in interest rates associated with the floating rate term notes (collectively the “Swaps”). The Swaps have an expected repayment date of August 2012 to match the expected refinancing of the securitization debt. The Company entered into three interest rate cap agreements with staggered durations with notional amounts of $100.0 million effective August 15, 2008 through August 15, 2009, $260.0 million effective August 15, 2009 through August 15, 2010, and $240.0 million effective August 15, 2010 through May 15, 2014 and an interest rate floor with a notional amount of $260.0 million effective from October 15, 2007 through May 15, 2014, to reduce the financial risk related to changes in interest rates associated with the floating rate variable funding notes. None of these derivative financial instruments are designated as hedges but, in effect, they act as hedges against the variable interest rate risk of the debt obligations. The Class A-1a Term Notes were effectively converted from floating to fixed with such derivative instruments at a rate of 7.5%. The Class A-1b Term Notes were effectively converted from floating to fixed with such derivative financial instruments at a rate of 7.0%. The Class A-2 Term Notes were effectively converted from floating to fixed with such derivative instruments at a rate of 7.6%. See Note 8 for further information regarding these derivatives.

As of March 31, 2011, Monitronics has $28 million of the Class A-4 VFN held as restricted cash, which continues to be available to Monitronics. No amounts are available to be drawn from the VFNs.

The securitization debt has certain financial tests, which must be met on a monthly basis. These tests include maximum attrition rates, interest coverage, and minimum average recurring monthly revenue. Indebtedness under the securitization is secured by all of the assets of Funding. As of March 31, 2011, the Company was in compliance with all required financial tests.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Credit Facility

On December 17, 2010, in order to partially fund the cash consideration paid for the Monitronics acquisition and provide for growth capital, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides a $60,000,000 term loan and an $115,000,000 revolving credit facility, which are included in the table of long-term debt above. There is a LIBOR floor of 1.50%, and a commitment fee of 0.50% on unused portions of the revolving credit facility. Upon any refinancing of the notes issued by Funding, Monitronics must prepay the term loan. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. In addition, failure to comply with restrictions contained in our existing securitization indebtedness could lead to an event of default. The obligations under the Credit Facility are secured by a security interest on substantially all of the assets of Monitronics and its wholly owned subsidiary, Monitronics Canada, Inc., as well as a pledge of the stock of Monitronics. Ascent Media has guaranteed the term loan up to $30,000,000.

The terms of the Credit Facility provide for certain financial tests and covenants which include maximum leverage ratios and minimum fixed charge coverage ratios. As of March 31, 2011, Monitronics was in compliance with all required financial tests.

(8)	Derivatives

The Company utilizes various derivative financial instruments, acquired in the Monitronics acquisition, to reduce the interest rate risk inherent in the Monitronics’ variable rate debt. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.

At March 31, 2011, derivative financial instruments include one interest rate cap with an aggregate fair value of $0.4 million, that constitutes an asset of the Company, an interest rate floor with a fair value of $19.1 million that constitutes a liability of the Company, and the Swaps with an aggregate fair value of $36.4 million that constitute liabilities of the Company. The interest rate cap is included in Other assets on the consolidated balance sheet, while the interest rate floor and Swaps are included in Derivative financial instruments on the consolidated balance sheet. The interest rate caps, floor and Swaps have not been designated as hedges. For the three months ended March 31, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes monthly settlement payments of $9.6 million partially offset by a $9.2 million unrealized gain related to the change in fair value of these derivatives.

For purposes of valuation of the Swaps, the Company has considered that certain provisions of the Term Notes and VFNs provide for significant adverse changes to interest rates and uses of cash flows if this debt is not repaid by July 2012. In addition, the Swaps can be terminated with no penalty, subject to compliance with certain make-whole obligations in accordance with the terms thereof in connection with any termination of the Swaps before April 2012. If the Term Notes and the VFNs are not repaid in full by July 2012, the Company would incur additional interest and other costs and be restricted from making subscriber account purchases at Funding, until the Term Notes and VFNs were repaid in full. Management believes it is highly likely the Company will be able to refinance and/or repay the Term Notes and VFNs in full by July 2012, and the valuation considers adjustments for termination dates before and

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

after July 2012 on a probability weighted basis. The valuation of the Swaps is based principally on a July 2012 maturity of the Term Notes less a credit valuation adjustment.

All of the Company’s debt obligations have variable interest rates. The objective of the Swaps was to reduce the risk associated with these variable interest rates. In effect, the Swaps convert variable interest rates into fixed interest rates on $550 million of borrowings. It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2011, no such amounts were offset.

The Company’s Swaps are as follows:

Notional	Rate Paid	Rate Received

$350,000,000	6.56%	1 mo. USD-LIBOR-BBA plus 0.85%
100,000,000	6.06%	1 mo. USD-LIBOR-BBA plus 0.75%
100,000,000	6.64%	1 mo. USD-LIBOR-BBA plus 1.25%

Monitronics executed its derivative contracts with a single counterparty.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
		Amounts in thousands

March 31, 2011
Money market funds(a)	$220,014	—	—	220,014
Derivative financial instruments — assets	—	384	—	384
Derivative financial instruments — liabilities	—	(19,080)	(36,440)	(55,520)

Total	$220,014	(18,696)	(36,440)	164,878

December 31, 2010
Derivative financial instruments — assets	$—	447	—	447
Derivative financial instruments — liabilities	—	(21,810)	(42,935)	(64,745)

Total	$—	(21,363)	(42,935)	(64,298)

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

The Company has determined that the majority of the inputs used to value its interest rate cap and floor derivatives fall within Level 2 of the fair value hierarchy. The Company has determined that the majority of the

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

inputs used to value its Swaps fall within Level 3 of the fair value hierarchy, including management’s estimates of the refinancing date of the Term Notes, which affects the termination date of the Swaps as the notional amount of the Swaps is directly linked to the outstanding principal balance of the Term Notes. The credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps and floor derivatives, but are significant for the Swaps. As a result, the Company has determined that its derivative valuations on its interest rate caps and floor are classified in Level 2 of the fair value hierarchy and its derivative valuation on its Swaps are classified in Level 3 of the fair-value hierarchy.

The following table presents the activity in the Level 3 balances:

	Three Months Ended March 31,
	2011	2010
	Amounts in thousands

Beginning balance	$(42,935)	—
Unrealized gain recognized	6,495	—

Ending balance	$(36,440)	—

Ascent Media’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)  Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(11)  Information About Reportable Segments

Beginning in the first quarter of 2011, Ascent Media changed the financial measure that it uses to evaluate the performance of each of its reportable segments. Ascent Media now uses earnings before interest, taxes, depreciation, amortization, gain/(loss) on derivative instruments, and restructuring charges (which is referred to as “adjusted EBITDA”) instead of adjusted operating income before depreciation and amortization (which is referred to as “adjusted OIBDA”). Ascent Media made this change as a result of the sale of most of its historical operating subsidiaries and the acquisition of Monitronics, an alarm monitoring company, which is now its primary operating subsidiary. Financial information for prior periods has been revised to retrospectively reflect Ascent Media’s change in its financial measure.

Ascent Media defines “adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer networks), realized and unrealized gain/(loss) on derivative instruments, restructuring charges and stock-based and long-term incentive compensation, and defines “segment adjusted EBITDA” as adjusted EBITDA as determined in each case for the indicated operating segment or segments. Ascent Media believes that adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that Ascent Media believes is useful to investors in analyzing its operating performance. Accordingly, adjusted EBITDA and segment adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA and segment adjusted EBITDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted EBITDA and segment adjusted EBITDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Reportable Segments
	Monitronics	Content
	Business	Services		Consolidated
	Group	Group	Other(a)	Total
	Amounts in thousands

Three months ended March 31, 2011
Revenue from external customers(b)	$73,870	3,876	—	77,746
Adjusted EBITDA	$51,653	(1,401)	(5,621)	44,631
Capital expenditures	$712	—	31	743
Three months ended March 31, 2010
Revenue from external customers	$—	5,770	—	5,770
Adjusted EBITDA	$—	(1,031)	(5,190)	(6,221)
Capital expenditures	$—	13	118	131

(a)	Amounts shown in Other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in Other is corporate SG&A expenses and capital expenditures incurred at a corporate level.

(b)	Monitronics revenue for the three months ended March 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of total adjusted EBITDA to net loss from continuing operations:

	Three Months Ended
	March 31,
	2011	2010
	Amounts in thousands

Total adjusted EBITDA	$44,631	(6,221)
Amortization of subscriber accounts and dealer network	(37,717)	—
Depreciation	(2,068)	(717)
Stock-based and long-term incentive compensation	(627)	(655)
Restructuring charges	(4,382)	(45)
Realized and unrealized loss on derivative financial instruments	(474)	—
Interest income	190	682
Interest expense	(10,400)	(8)
Income tax benefit from continuing operations	2,434	464

Net loss from continuing operations	$(8,413)	(6,500)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended
	March 31,
	2011	2010
	Amounts in thousands

Revenue
United States	$77,626	5,770
Other countries	120	—

	$77,746	5,770

	March 31,	December 31,
	2011	2010
	Amounts in thousands

Property and equipment, net
United States	$70,302	72,181
Other countries	7,001	6,781

	$77,303	78,962

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions and industry trends;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	uncertainties inherent in the development of new business lines and business strategies, including market acceptance;

•	integration of acquired businesses;

•	rapid technological changes;

•	the availability and terms of capital, including the ability of Monitronics to obtain additional funds to grow its business;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness;

•	Monitronics’ anticipated growth strategies;

•	Monitronics’ ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies;

•	the operating performance of Monitronics’ network of independent alarm systems dealers;

•	changes in Monitronics’ expected rate of subscriber attrition;

•	potential liability for failure to respond adequately to alarm activations;

•	the trend away from the use of public switched telephone network lines; and

•	the ability of Monitronics to refinance its existing debt on attractive terms.

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Ascent Media Corporation is a holding company and our assets consist of our wholly-owned subsidiary, Monitronics International, Inc. (“Monitronics”) and the Content Services group.

Monitronics

The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada. Monitronics monitors signals arising from burglaries, fires and other events through security systems at subscribers’ premises. Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in our exclusive nationwide network. The results of operations for Monitronics are included from December 17, 2010, which was the date of acquisition.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics serves and on its financial results, including revenues, operating income and cash flow. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, and switching to a competitors’ service. The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber. Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of subscribers for that period. Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons. If a subscriber relocates but continues its service, this is not a cancellation. If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation. Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers. The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics holds back a portion of the purchase price for every account purchased, typically 10%. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, Monitronics achieved less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.

The table below presents subscriber data for the twelve months ended March 31, 2011 and 2010:

	Twelve Months Ended
	March 31,
	2011	2010

Beginning balance of accounts Content Services group	626,869	565,861
Accounts purchased	133,957	132,761
Accounts canceled(a)	(73,311)	(66,835)
Canceled accounts guaranteed to be refunded from holdback	(6,865)	(4,918)

Ending balance of accounts	680,650	626,869

Monthly weighted average accounts	656,667	603,694

Attrition rate	(11.2)%	(11.1)%

(a)	Does not include canceled accounts that are guaranteed to be refunded from holdback.

Monitronics’ trailing twelve-month attrition rate remained almost flat at 11.1% for the period ended March 31, 2010 and 11.2% for the period ended March 31, 2011.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of purchase. Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase. Based on the average cancellation rate across the pools, Monitronics achieves less than 1% attrition in the first year net of canceled accounts that were replaced or refunded by dealers during the guarantee period at no additional cost to Monitronics. In the next three years, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years. The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract. After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

The following table includes pro forma information for Ascent Media, which includes the historical operating results of Monitronics prior to ownership by us. This pro forma information gives effect to certain adjustments resulting from the acquisition method of accounting, including increased amortization to reflect the fair value assigned in the acquisition to the subscriber accounts and dealer network, increased depreciation to reflect the fair value assigned in the acquisition to property and equipment and increased interest expense, including amortization of the discount recorded to reflect the fair value of the long-term debt. The pro-forma results assume that the acquisition had occurred on January 1, 2010. They are not necessarily indicative of our results of operations that would have occurred if the acquisition had been made at the beginning of the period presented or that may be obtained in the future.

	Three Months Ended
	March 31,	March 31,
	2011	2010
	Amounts in thousands

Pro-forma revenue(a)	$77,746	73,986
Pro-forma net loss from continuing operations(b)	$(8,413)	(16,077)
Pro-forma basic and diluted loss per share	$(0.59)	(1.13)

(a)	Amounts include Monitronics revenue of $73,870,000 and $68,216,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in Monitronics revenue of $5,654,000 is due to an 8.6% increase in subscriber accounts as well as increased average revenue per subscriber. The increase was partially offset by the negative impact of a $2,295,000 fair value adjustment for the three months ended March 31, 2011, that reduced deferred revenue acquired in the Monitronics acquisition.

(b)	The 2011 amount includes the following non-recurring amounts: restructuring charges of $4,382,000 and a loss on sale of operating assets of $459,000. The 2010 amount includes non-recurring restructuring charges of $45,000.

Content Services Group

The Content Services group includes the System Integration business, which provides program management, engineering design, equipment procurement, software integration, construction, installation, maintenance and support services for advanced technical systems for the media and telecommunications industries and other customers. In the second quarter of 2011, Ascent Media plans to shut down the System Integration business and record a restructuring charge between $1 to $2 million primarily for abandoned leases under the 2010 Restructuring Plan. The Content Services group had historically also included the Content Distribution business, which provided facilities and services necessary to archive, manage, and reformat media assets for distribution, as well as the infrastructure to assemble programming content and to distribute media signals via satellite and terrestrial networks. This business was sold to Encompass Digital Media, Inc. (“Encompass”) in February 2011 and has been treated as a discontinued operation for all periods presented. See Discontinued Operations below for further information.

Adjusted EBITDA

Beginning in the first quarter of 2011, Ascent Media changed the financial measure that it uses to evaluate the performance of each of its reportable segments. Ascent Media now uses earnings before interest, taxes, depreciation, amortization, gain/(loss) on derivative instruments, and restructuring charges (which is referred to as “adjusted EBITDA”) instead of adjusted operating income before depreciation and amortization (which is referred to as “adjusted OIBDA”). Ascent Media made this change as a result of the sale of most of its historical operating subsidiaries and the acquisition of Monitronics, an alarm monitoring company, which is now its primary operating subsidiary. Financial information for prior periods has been revised to retrospectively reflect Ascent Media’s change in its financial measure.

Ascent Media defines “adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer networks), realized and unrealized gain/(loss) on derivative instruments, restructuring charges and stock-based and long-term incentive compensation, and defines “segment adjusted EBITDA” as adjusted EBITDA as determined in each case for the indicated operating segment or segments. Ascent Media believes that adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that Ascent Media believes is useful to investors in analyzing its operating performance. Accordingly, adjusted EBITDA and segment adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA and segment adjusted EBITDA are non-GAAP financial measures. As companies often define non-GAAP financial measures differently, adjusted EBITDA and segment adjusted EBITDA as calculated by Ascent Media should not be compared to any similarly titled measures reported by other companies.

Results of Operations

Our operations are organized into the following reportable segments: the Monitronics business and the Content Services group. The results of operations for Monitronics are included from December 17, 2010, which was the date of acquisition.

	Three Months Ended
	March 31,
	2011	2010
	Dollar amounts in thousands

Consolidated Results of Operations
Net revenue	$77,746	5,770
Net loss from continuing operations	$(8,413)	(6,500)
Net income	$55,187	9,910
Segment Result of Operations
Revenue
Monitronics business(a)	$73,870	—
Content Services group	$3,876	5,770
Adjusted EBITDA
Monitronics business segment adjusted EBITDA	$51,653	—
Content Services group segment adjusted EBITDA	(1,401)	(1,031)
Corporate general and administrative expenses	(5,621)	(5,190)

Total adjusted EBITDA(b)	$44,631	(6,221)

Segment adjusted EBITDA as a percentage of Revenue
Monitronics business	69.9%	—
Content Services group	(36.1)%	(17.9)%

(a)	Monitronics revenue for the three months ended March 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)	See reconciliation to net loss from continuing operations below.

Revenue.  Our consolidated revenue increased $71,976,000 for the three months ended March 31, 2011, as compared to the corresponding prior year period. The increase in revenue was due to revenue of $73,870,000 from the Monitronics business, which was acquired in December 2010. This increase was partially offset by a decrease in the Content Services group revenue of $1,894,000 due to a lower volume of system integration projects.

Cost of Services.  Cost of services increased $7,762,000 for the three months ended March 31, 2011, as compared to the corresponding prior year period. The increase in cost of sales was primarily due to cost of sales of $9,130,000 incurred by the Monitronics business which was acquired in December 2010. This increase was partially offset by a decrease of $1,599,000 in the Content Services group due to a lower volume of system integration projects.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $13,713,000 for the three months ended March 31, 2011, compared to the corresponding prior year period. The increase in SG&A was due to the SG&A incurred by the Monitronics business which was acquired in December 2010. Stock-based and long-term incentive compensation, which is included in SG&A, was $627,000 and $655,000 for the three months ended March 31, 2011 and 2010, respectively. This expense was related to restricted stock and stock option awards granted to certain executives.

Amortization of Subscriber Accounts and Dealer Network.  Amortization expense was $37,717,000 for the three months ended March 31, 2011. This amount is the amortization related to subscriber accounts and dealer networks intangibles that were acquired in the Monitronics acquisition in December 2010.

Restructuring Charges.  We recorded restructuring charges in continuing operations of $4,382,000 and $45,000 during the three months ended March 31, 2011 and 2010, respectively.

In the fourth quarter of 2010, we began a new restructuring plan (the “2010 Restructuring Plan) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses. The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as we sold most of our media and entertainment services assets and acquired Monitronics, an alarm monitoring business. Such changes include retention costs for employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by us due to the Creative/Media and Content Distribution sales.

Before we implemented the 2010 Restructuring Plan, we had just completed a restructuring plan that was implemented in 2008 and concluded in September 2010 (the “2008 Restructuring Plan”). The 2008 Restructuring Plan was implemented to align our organization with our strategic goals and how we operated, managed and sold our services. The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of our Mexico operations.

The following table provides the activity and balances of the restructuring reserve (all amounts are in thousands).

	December 31,			March 31,
	2009	Additions	Deductions(a)	2010

2008 Restructuring Plan
Severance	$354	45	(223)	176
Excess facility costs	143	—	(62)	81

Total	$497	45	(285)	257

	December 31,			March 31,
	2010	Additions	Deductions(a)	2011

2010 Restructuring Plan
Severance and retention	$3,590	4,382	(2,836)	5,136	(b)
2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	—	(5)	206	(b)

Total	$220	—	(14)	206

(a)	Primarily represents cash payments.

(b)	Substantially all of this amount is expected to be paid in 2011.

Depreciation.  Depreciation expense increased $1,351,000 for the three months ended March 31, 2011, compared to the corresponding prior year period. The increase is the result of the depreciation expense recorded by the Monitronics business which was acquired in December 2010.

Income Taxes from Continuing Operations.  For the quarter ended March 31, 2011, we had a pre-tax loss from continuing operations of $10,847,000 and an income tax benefit of $2,434,000. For the quarter ended March 31, 2010, we had a pre-tax loss from continuing operations of $6,964,000 and a income tax benefit of $464,000. For the quarter ended March 31, 2011 and 2010, we recorded charges of $986,000 and $2,285,000, respectively, to increase the valuation allowance which reduced our net income tax benefit from continuing operations.

Earnings from Discontinued Operations, Net of Income Taxes.  We recorded earnings from discontinued operations, net of income taxes, of $63,600,000 and $16,410,000 for the three months ended March 31, 2011 and 2010, respectively. These amounts included the results of the Content Distribution business which was sold at the end of February 2011, the Creative/Media business which was sold at the end of December 2010 and the Global Media Exchange which was shut down at the end of September 2010. The 2011 amount also includes the gain on sale of the Content Distribution business of $66,136,000 million and the related income tax expense of $2,906,000. The 2010 amount also includes the gain on sale of the Chiswick Park facility of $25,498,000 and the related income tax expense of $6,357,000.

Adjusted EBITDA.  The following table provides a reconciliation of total adjusted EBITDA to net loss from continuing operations.

	Three Months Ended
	March 31,
	2011	2010
	Amounts in thousands

Total adjusted EBITDA	$44,631	(6,221)
Amortization of subscriber accounts and dealer network	(37,717)	—
Depreciation	(2,068)	(717)
Stock-based and long-term incentive compensation	(627)	(655)
Restructuring charges	(4,382)	(45)
Realized and unrealized loss on derivative instruments	(474)	—
Interest income	190	682
Interest expense	(10,400)	(8)
Income tax benefit from continuing operations	2,434	464

Net loss from continuing operations	$(8,413)	(6,500)

Monitronics business segment adjusted EBITDA as a percentage of revenue was 69.9% for the three months ended March 31, 2011. Content Services group segment adjusted EBITDA as a percentage of revenue was (36.1)% and (17.9)%. Content Services group segment adjusted EBITDA declined by $370,000 for the three months ended March 31, 2011, compared to the prior year end, due to lower revenues from system integration projects.

Discontinued Operations

On February 28, 2011, Ascent Media completed the sale of 100% of the Content Distribution business to Encompass. Ascent Media received cash proceeds of approximately $104 million, which is subject to adjustment based on final working capital adjustments as of the closing date and other balance sheet items, plus the assumption of certain liabilities and obligations relating to the Content Distribution business. Ascent Media recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011. The Content Distribution business has been treated as a discontinued operation in the consolidated financial statements for all periods presented.

On December 31, 2010, Ascent Media completed the sale of 100% of its creative services business and media services business (“Creative/Media”) to Deluxe Entertainment Services Group Inc. for the purchase price of $69 million in cash, subject to post-closing adjustments. As such transaction was completed in 2010, the Creative/Media operations are included in discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2010.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group. These operations are included in discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2010.

In February 2010, Ascent Media completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc. The net cash proceeds on the sale were $34.8 million. In the quarter ended March 31, 2010, the Company recorded a gain on the sale of $25,498,000 and $6,357,000 of related income tax expense. As such transaction was completed in 2010, the Chiswick Park operations are included in discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we have $231,825,000 of cash and cash equivalents and $29,915,000 of current restricted cash on a consolidated basis. We may use a portion of the cash and cash equivalents to fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities. In 2010 and in prior years, the operating cash flows were generated from the Creative/Media, Content Distribution and SI businesses. Since we have sold both the Creative/Media and Content Distribution business and acquired the Monitronics business, cash flows in 2011 are primarily generated from the operations of Monitronics. During the three months ended March 31, 2011 and 2010, our cash flow from operating activities was $24,111,000 and $5,120,000, respectively. The primary driver of our cash flow from operating activities is segment adjusted EBITDA. Fluctuations in our segment adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above. In addition, our cash flow from operating activities is significantly impacted by changes in working capital, which are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue, as well as corporate general and administrative expenses, which are not included in segment adjusted EBITDA.

During the three months ended March 31, 2011, we used cash of $36,951,000 to fund purchases of subscriber accounts. In addition, during the three months ended March 31, 2011 and 2010, we used cash of $743,000 and $131,000, respectively, to fund our capital expenditures. We purchased marketable securities consisting of diversified corporate bond funds for cash of $9,999,000 during 2010 in order to improve our investment rate of return.

As part of the Monitronics acquisition, we assumed Monitronics long-term debt with a principal balance of $838 million at March 31, 2011. Such indebtedness is the obligation of Monitronics and certain of its subsidiaries and is not guaranteed by us or any of our subsidiaries other than Monitronics. In addition to the Monitronics’ cash on hand, we also acquired restricted cash which totaled $52 million at March 31, 2011. Also, in order to partially fund the cash consideration used for the Monitronics acquisition, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides a $60,000,000 term loan and an $115,000,000 revolving credit facility, under which Monitronics has borrowed $46,700,000 as of March 31, 2011. The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on December 31, 2011 and March 31, 2012. The revolving credit facility matures on December 17, 2013. We have guaranteed $30,000,000 of the aggregate principal amount outstanding under the Credit Facility

Our liquidity requirements for 2011 and beyond have significantly changed from the prior year. In considering our liquidity requirements for 2011, we evaluated our known future commitments and obligations. We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases. In addition, additional cash will be needed to meet Monitronics’ debt service obligations on its long-term debt, any make-whole obligation incurred in connection with any settlement of Monitronics’ derivative financial instruments prior to April 2012, and capital expenditures. We also considered the expected cash flow from Monitronics, as this business will be the primary driver of our operating cash flows. In addition, we considered the borrowing capacity under Monitronics’ Credit Facility, under which Monitronics could borrow approximately $68,000,000. Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current and foreseeable requirements.

The existing long-term debt of Monitronics at March 31, 2011 includes the principal balance of $838 million under a securitization facility. The Class A-1 term notes issued under the securitization facility in the aggregate outstanding principal amount of $450,000,000 are due in full on July 15, 2027; all other notes issued under the facility, including the variable funding notes described below, are due on July 15, 2037. However, certain terms of such securitization facility may impact our liquidity and capital structure in 2012.

As of March 31, 2011, alarm monitoring agreements for approximately 623,904 of Monitronics subscriber accounts are owned by Monitronics Funding LP, a subsidiary of Monitronics, which we refer to as “Funding”. Such alarm monitoring agreements, and the monthly recurring revenue and other proceeds thereof, are pledged as collateral to secure the obligations of Monitronics under the securitization facility. Under the terms of such facility, Issuer currently pays Monitronics Security LP (another subsidiary of Monitronics, which we refer to as “Security”) for monitoring and servicing the subscriber accounts owned by Funding, at an effective rate of $12.00 per active subscriber account. Fees paid from Funding to Security can be distributed to Monitronics, but cash balances at Funding must be used to service the securitization indebtedness. As the servicing fees paid by Funding to Security currently exceed the aggregate out-of-pocket costs of monitoring and servicing such subscriber accounts, the amount of such excess is available to Monitronics for other corporate purposes, including the purchase of additional subscriber accounts. However, under the terms of the securitization facility, effective July 2012, the amount of the servicing fees payable by Funding to Security will decrease from an effective rate of $12.00 per active subscriber account to $7.50 per active subscriber account. This decrease will substantially reduce or eliminate the excess cash available to Security for distribution to Monitronics. Accordingly, if Monitronics does not repay or refinance the securitization facility by July 2012, the decrease in servicing fees could have a substantially adverse affect on our liquidity and reduce the capital resources available to Monitronics for purchasing alarm monitoring accounts, further adversely affecting Monitronics’ business model and potential profitability. Monitronics is currently exploring opportunities to refinance or amend the terms of its securitization facility to avoid such potential adverse effect on its liquidity and capital resources. However, there can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to us, or on any terms.

In addition, if Monitronics does not repay or refinance the securitization facility by July 2012, contingent additional interest will begin to accrue at the rate of 5% per annum (including 0.5% of fees) on the two variable funding notes (or “VFNs”) under the Monitronics securitization facility, which have an aggregate principal balance of $288,000,000. The effective interest rate payable by the Company under $550 million notional amount of swaps relating to the term notes under the securitization facility would also increase by 5% per annum (including 0.5% of fees) beginning July 2012, if such swaps are then outstanding. Although such additional interest would not be payable in cash until all of the securitization debt has been paid off, the accrued amount would reduce the borrowing base available to Monitronics under its new credit facility and may indirectly reduce Monitronics’ ability to acquire new subscriber accounts.

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

Interest Rate Risk

As part of the acquisition of Monitronics on December 17, 2010, we assumed variable interest debt obligations with principal amounts of $838 million. In addition, we incurred an additional $106 million of variable rate debt in December 2010, primarily to partially fund the cash consideration paid for the Monitronics acquisition. Therefore, we now have exposure to changes in interest rates related to these debt obligations. Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates. The derivatives are not designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations. We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps and other derivative financial instruments are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	Fixed Rate
	Derivative
Year of Maturity	Instruments(a)	Variable Rate Debt	Total
	Amounts in thousands

2011	$—	20,000	20,000
2012	36,440	40,000	76,440
2013	—	46,700	46,700
2014	18,696	—	18,696
2015	—	—	—
Thereafter	—	838,000	838,000

Total	$55,136	944,700	999,836

(a)	The derivative financial instruments reflected in this column include one interest rate cap with an aggregate fair value of $0.4 million that constitutes an asset of the Company, one interest rate floor with a fair value of $19.1 million that constitutes a liability of the Company, and three interest rate swaps with an aggregate fair value of $36.4 million that constitute liabilities of the Company. The average interest rate paid on the swaps is 6.48% and the average interest rate received is the 1-month LIBOR rate plus 0.9%. See Notes 7, 8 and 9 to our consolidated financial statements included in this quarterly report for further information.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT MEDIA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2011, 2,518 shares of Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, as set forth in the table below.

	Total Number of Shares		Average Price
Period	Purchased (Surrendered)		Paid per Share

01/01/11 - 01/31/11	—		—
02/01/11 - 02/28/11	—		—
03/01/11 - 03/31/11	2,518	(a)	$42.40

Total	2,518	(a)	$42.40

(a)	Represents 1,806 shares withheld from Mr. Fitzgerald and 712 shares withheld from Mr. Orr.

Item 6.	Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA CORPORATION

By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, President and Chief Executive Officer

Date: May 9, 2011

By:	/s/ George C. Platisa
George C. Platisa
Executive Vice President and
Chief Financial Officer

Date: May 9, 2011

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.