Form 10-Q
period 2011-06-30
Ascent Capital Group, Inc.
filed 2011-08-08
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-34176

ASCENT CAPITAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 875-5622

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of July 29, 2011 was:

Series A common stock 13,692,514 shares; and

Series B common stock 731,401 shares.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$232,286	149,857
Restricted cash	25,835	28,915
Trade receivables, net	10,755	11,092
Deferred income tax assets, net	10,182	7,634
Assets of discontinued operations (note 3)	8	24,426
Income taxes receivable	14,233	13,965
Prepaid and other current assets	10,642	9,964
Total current assets	303,941	245,853

Restricted cash	35,000	35,000
Property and equipment, net	76,078	78,211
Subscriber accounts, net	829,389	822,811
Dealer network, net	44,973	50,013
Goodwill	349,227	349,227
Assets of discontinued operations (note 3)	63	62,420
Other assets, net	5,619	6,514
Total assets	$1,644,290	1,650,049

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,340	7,059
Accrued payroll and related liabilities	7,377	8,510
Other accrued liabilities	18,995	19,533
Deferred revenue	6,528	3,382
Purchase holdbacks	11,761	9,818
Current portion of long-term debt	60,000	20,000
Liabilities of discontinued operations (note 3)	1,671	30,771
Total current liabilities	111,672	99,073

Non-current liabilities:
Long-term debt (note 7)	865,264	896,733
Derivative financial instruments	51,670	64,745
Deferred income tax liability, net	13,832	14,261
Other liabilities	16,978	18,282
Liabilities of discontinued operations (note 3)	—	9,215
Total liabilities	1,059,416	1,102,309

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,692,858 and 13,553,251 shares at June 30, 2011 and December 31, 2010, respectively	137	136
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 731,554 and 733,599 shares at June 30, 2011 and December 31, 2010, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,470,592	1,467,757
Accumulated deficit	(880,442)	(917,347)
Accumulated other comprehensive loss	(5,420)	(2,813)
Total stockholders’ equity	584,874	547,740
Total liabilities and stockholders’ equity	$1,644,290	1,650,049

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenue	$77,577	—	151,447	—

Operating expenses:
Cost of services	9,597	—	18,727	—
Selling, general, and administrative, including stock-based and long-term incentive compensation	18,466	7,739	38,423	15,043
Amortization of subscriber accounts and dealer network	39,025	—	76,741	—
Depreciation	1,997	705	3,650	1,319
Restructuring charges	407	248	4,186	270
Loss on sale of operating assets, net	—	—	459	—
	69,492	8,692	142,186	16,632

Operating income (loss)	8,085	(8,692)	9,261	(16,632)

Other income:
Interest income	47	888	237	1,570
Interest expense	(10,397)	(19)	(20,798)	(27)
Realized and unrealized loss on derivative financial instruments	(5,833)	—	(6,307)	—
Other income (expense), net	1,386	(790)	2,335	(319)
	(14,797)	79	(24,533)	1,224

Loss from continuing operations before income taxes	(6,712)	(8,613)	(15,272)	(15,408)
Income tax benefit from continuing operations	1,783	1,421	3,289	1,815

Net loss from continuing operations	(4,929)	(7,192)	(11,983)	(13,593)

Discontinued operations (note 3):
Earnings (loss) from discontinued operations	(11,134)	(8,904)	53,175	13,886
Income tax expense	(2,219)	(42)	(4,287)	(6,521)
Earnings (loss) from discontinued operations, net of income tax	(13,353)	(8,946)	48,888	7,365

Net income (loss)	(18,282)	(16,138)	36,905	(6,228)

Other comprehensive income (loss):
Foreign currency translation adjustments	11,211	345	(2,739)	(1,508)
Unrealized holding gains (losses) arising during the period, net of income tax	133	(2,563)	133	(2,324)
Pension liability adjustments	—	66	—	134
Other comprehensive income (loss)	11,344	(2,152)	(2,606)	(3,698)

Comprehensive income (loss)	$(6,938)	(18,290)	34,299	(9,926)

Basic and diluted earnings (loss) per share (note 6)
Continuing operations	$(0.35)	(0.51)	(0.84)	(0.96)
Discontinued operations	(0.93)	(0.63)	3.43	0.52
Net Income (loss)	$(1.28)	(1.14)	2.59	(0.44)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Six months ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$36,905	(6,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Earnings from discontinued operations, net of income tax	(48,888)	(7,365)
Amortization of subscriber accounts and dealer network	76,741	—
Depreciation	3,650	1,319
Stock based compensation	1,813	1,793
Deferred income tax expense	(80)	505
Unrealized gain on derivative financial instruments	(12,759)	—
Long-term debt amortization	8,331	—
Other non-cash activity, net	3,305	(1,252)
Changes in assets and liabilities:
Trade receivables	(2,140)	—
Prepaid expenses and other assets	(6,233)	(43)
Payables and other liabilities	2,960	3,583
Operating activities from discontinued operations, net	(3,782)	22,123

Net cash provided by operating activities	59,823	14,435

Cash flows from investing activities:
Capital expenditures	(1,779)	(52)
Purchases of subscriber accounts	(76,336)	—
Purchases of marketable securities	—	(41,756)
Net proceeds from sale of discontinued operations	99,488	34,828
Decrease in restricted cash	3,080	—
Other investing activities, net	—	54
Investing activities from discontinued operations, net	(3,196)	(14,779)

Net cash provided by (used in) investing activities	21,257	(21,705)

Cash flows from financing activities:
Proceeds from long-term debt	400	—
Payments of long-term debt	(200)	—
Stock option exercises	1,291	—
Other	—	1
Financing activities from discontinued operations, net	(142)	(957)

Net cash provided by (used in) financing activities	1,349	(956)

Net increase (decrease) in cash and cash equivalents	82,429	(8,226)

Cash and cash equivalents at beginning of period	149,857	292,914

Cash and cash equivalents at end of period	$232,286	284,688

Supplemental Cash Flow Information:
State taxes paid	$1,797	—
Interest paid	12,057	27

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

On July 7, 2011, Ascent Media Corporation merged with its direct wholly owned subsidiary, Ascent Capital Group, Inc, for the purpose of changing its name to Ascent Capital Group, Inc. The accompanying Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”) condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc (“Monitronics”) is the primary, wholly owned, operating subsidiary of the Company.  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  Monitronics monitors signals arising from burglaries, fires and other events through security systems installed by independent dealers at subscribers’ premises.

As of December 31, 2010, Ascent Capital’s business units were aggregated into two reportable segments: Monitronics and the Content Services group.  The Content Services group had historically included the Content Distribution business and the System Integration Business.  The Content Distribution business was sold to Encompass Digital Media, Inc. (“Encompass”) in February 2011 and has been treated as a discontinued operation for all periods presented.  In June 2011, the Systems Integration business ceased operations and is treated as a discontinued operation for all periods presented. As a result, Ascent Capital has one reportable segment as of June 30, 2011.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)                                 Acquisition of Monitronics

On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics and subsidiaries (“Acquisition”).  The cash consideration paid by Ascent Capital was approximately $397,088,000.  The consideration was funded by a $60,000,000 term loan, a draw of $45,000,000 on a $115,000,000 revolving credit facility and cash on hand.  The goodwill recorded in the acquisition reflects the value to Ascent Capital of Monitronics’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  The goodwill balance is not deductible for tax purposes.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Under the acquisition method of accounting, the purchase price has been allocated to Monitronics’ tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over those fair values was recorded as goodwill.   Ascent Capital’s results of operations include the operations of Monitronics from the date of acquisition.

The purchase price of Monitronics has been allocated as follows (in thousands):

Estimated fair value of assets acquired and liabilities assumed:
Restricted cash	$43,597
Accounts receivable	10,694
Subscriber accounts	824,158
Property and equipment	20,802
Dealer network	50,433
Other current and non-current assets	14,419
Goodwill	349,227
Purchase holdbacks	(9,954)
Long-term debt	(814,653)
Derivative instruments	(64,623)
Deferred income tax liability	(4,057)
Other current and noncurrent liabilities	(22,955)

Cash consideration paid	$397,088

The Company’s 2010 Form 10-K included an initial allocation of the purchase price based on preliminary data.  Subsequent to filing the Company’s 2010 Form 10-K, adjustments were made to decrease goodwill by $447,000.  The decrease to goodwill, which is reflected in the revised December 31, 2010 consolidated balance sheet in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, is related to the finalization of certain assumptions and estimates used to determine the fair value of acquired assets and assumed liabilities.  These adjustments resulted in a $5,542,000 decrease to subscriber accounts, a $33,000 increase to dealer network, a $5,342,000 decrease to deferred revenue, a $336,000 decrease to purchase holdbacks, a $1,490,000 decrease to certain accrued liabilities, and customary post-closing working capital adjustments to the purchase price of $1,212,000.  The adjustment to acquired deferred revenue resulted in a $3,047,000 reduction to revenue recognized during the quarter ended December 31, 2010.  The reduction in revenue has been retrospectively applied to the revised December 31, 2010 consolidated balance sheet.

During the first quarter of 2011, the Company completed its evaluation of the useful life of subscriber accounts based on current subscriber attrition data.  Based on the evaluation, amortization of subscriber accounts acquired in the Acquisition was changed from a 10-year 135% declining balance method to a 14-year 235% declining balance method.  In accordance with ASC Topic 805, the incremental subscriber account amortization of $1,187,000 related to the quarter ended December 31, 2010 is reflected in the revised December 31, 2010 consolidated balance sheet included in this quarterly report.  In addition, new subscriber accounts will be amortized based on a 15-year 220% declining balance method.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.

The following table includes pro-forma information for Ascent Capital which includes the historical operating results of Monitronics prior to ownership by Ascent Capital.  This pro-forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network,

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

increased depreciation to reflect the fair value assigned to property and equipment and increased interest expense, including amortization of the discount recorded to reflect the fair value of the long-term debt.  The pro-forma results assume the acquisition had occurred on January 1, 2010 for all periods presented.   They are not necessarily indicative of the results of operations which would have occurred if the acquisition had been made at the beginning of the periods presented or which may be obtained in the future. (amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

As reported:
Net revenue (a)	$77,577	—	151,447	—
Net loss from continuing operations (b)	(4,929)	(7,192)	(11,983)	(13,593)
Basic and diluted loss per share	$(0.35)	(0.51)	(0.84)	(0.96)

Supplemental pro-forma:
Net revenue (a)	$77,577	69,962	151,447	138,178
Net loss from continuing operations (b)	(4,929)	(19,610)	(11,983)	(36,613)
Basic and diluted loss per share	$(0.35)	(1.38)	(0.84)	(2.58)

(a)          Monitronics revenue for the six months ended June 30, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)         The amounts include the following: restructuring charges of $407,000 and $4,186,000 for the three and six months ended June 30, 2011 and a loss on sale of operating assets of $459,000 for the six months ended June 30, 2011.   The three and six months ended June 30 2010 includes non-recurring restructuring charges of $248,000 and $270,000, respectively.

(3)                             Discontinued Operations

As of June 30, 2011, Ascent Capital shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance.  The operations of the Systems integration business have been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011.  As part of the sale, Ascent Capital removed $14,751,000 from the foreign currency translation amount in accumulated other comprehensive income, which related to the foreign operations that were included in the sale.  The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On December 31, 2010, Ascent Capital completed the sale of 100% of its creative services business and media services business (“Creative/Media”) to Deluxe Entertainment Services Group Inc. for the purchase price of $69,000,000 in cash, subject to post-closing adjustments.  The Creative/Media operations are included in discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2010.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group.  These operations are included in discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2010.

In February 2010, Ascent Capital completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications,

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Inc.  The net cash proceeds on the sale were $34,800,000.  In the quarter ended March 31, 2010, the Company recorded a gain on the sale of $25,498,000 and $6,357,000 of related income tax expense.  The Chiswick Park operations are included in discontinued operations in the condensed consolidated financial statements for the six months ended June 30, 2010.

The following table presents the results of discontinued operations that are included in earnings from discontinued operations on the consolidated statement of operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net revenue	$2,365	$99,946	$24,186	$207,556
Earnings (loss) from discontinued operations before income taxes (a)	(11,134)	(8,904)	53,175	13,886

(a)          The amount for the six months ended June 30, 2011 includes a $66,136,000 gain on the sale of the Content Distribution business.  The amount for the six months ended June 30, 2010 includes a $25,498,000 gain on the sale of the Chiswick Park facility.

(4)                                 Restructuring Charges

The Company recorded restructuring charges in continuing operations of $4,186,000 and $270,000 during the six months ended June 30, 2011 and 2010, respectively.  The Company recorded restructuring charges in continuing operations of $407,000 and $248,000 during the three months ended June 30, 2011 and 2010, respectively.

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

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table provides the activity and balances of the 2010 and 2008 Restructuring Plans.  At June 30, 2011, substantially all of the combined ending liability balance is included in other accrued liabilities (amounts in thousands).

	December 31, 2009	Additions	Deductions (a)	June 30, 2010

2008 Restructuring Plan
Severance	$221	270	(349)	142
Excess facility costs	93	—	(58)	35
Total	$314	270	(407)	177

	December 31, 2010	Additions	Deductions (a)	June 30, 2011

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(3,701)	4,075	(b)

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	—	(16)	195	(b)
Total	$220	—	(25)	195

(a) Primarily represents cash payments.

(b) Substantially all of this amount is expected to be paid in 2011.

(5)                                 Stock-Based and Long-Term Incentive Compensation

In the first quarter of 2011, certain key employees were granted awards for a total of 83,236 shares of restricted stock that vest quarterly over varying periods from one year to five years.  The fair values for the restricted stock awards were the closing prices of the Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $44.91 per share.

In the first quarter of 2011, four non-employee directors were granted a combined total of 9,168 shares of restricted stock awards that vest quarterly over two years.  The restricted stock had a fair value of $43.08 per share which was the closing price of the Ascent Capital Series A common stock on the date of grant.

In the first quarter of 2011, certain key employees were granted a total of 99,794 options to purchase Ascent Capital Series A common stock for an exercise price of $48.15 per share, which was the closing price on the date of grant.  Such options vest quarterly over four to five years from the date of grant, terminate seven years from the date of grant and had a weighted-average fair value at the date of grant of $20.32, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 35%, a risk-free interest rate of 2.88%, an expected life of seven years and a dividend yield of zero.

(6)                                 Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

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

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS.

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010

Weighted average Series A and Series B shares	14,277,199	14,195,044	14,251,833	14,189,124

(7)                                 Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010

Class A-1a Term Notes (mature July, 2027), LIBOR plus 1.8% (a)	$341,961	$338,478
Class A-1b Term Notes (mature July, 2027), LIBOR plus 1.7% (a)	97,593	96,551
Class A-2 Term Notes (mature July, 2037), LIBOR plus 2.2% (a)	98,142	97,338
Class A-3 Variable Funding Note (matures July, 2037), LIBOR plus 1.8% (a)	253,742	251,032
Class A-4 Variable Funding Note (matures July, 2037), LIBOR plus 1.8% (a)	27,326	27,034
Term Loan (matures June 30, 2012) (b)	60,000	60,000
$115 million revolving credit facility (matures December 17, 2013), LIBOR plus 4.0%	46,500	46,300
	925,264	916,733
Less current portion of long-term debt	(60,000)	(20,000)
Long-term debt	$865,264	$896,733

(a)          The interest rate on the Term Notes and VFNs includes 1.0% of other fees.

(b)         The interest rate on the Term Loan is LIBOR plus 3.50% until July 1, 2011, then LIBOR plus 4.00% until January 1, 2012, then LIBOR plus 4.50% thereafter.  The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on December 31, 2011, and March 31, 2012.  Ascent Capital has guaranteed $30,000,000 of this Term Loan.

Securitization Debt

Monitronics completed a financing transaction of the type commonly referred to as a contract securitization in August 2007.  Under the securitization, Monitronics Funding LP (“Funding”), a newly formed, wholly owned subsidiary of Monitronics, issued the following debt instruments, which are included in the table of long-term debt above (in thousands):

Principal

Class A-1a Term Notes	$350,000
Class A-1b Term Notes	100,000
Class A-2 Term Notes	100,000
Class A-3 Variable Funding Note	260,000
Class A-4 Variable Funding Note	28,000

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Principal payments under the Term Notes and Variable Funding Notes (‘VFNs’) are payable monthly beginning July 2012 in accordance with the priority of payments established in the securitization.  Available cash remaining after paying items as established in the securitization is allocated ratably between the Class A Term Notes and the VFNs. Amounts allocated to the Class A Term Notes are paid first to the Class A-1 Term Notes until their outstanding amount has been paid in full, and second to the Class A-2 Term Notes. Amounts allocated to the VFNs are paid ratably between the Class A-3 VFN and the Class A-4 VFN.

Monitronics is charged a commitment fee of 0.2% on the unused portion of the VFNs.  Interest incurred on borrowings is payable monthly. The securitization debt has an expected repayment date of July, 2012.  If the securitization debt is not repaid at that time, contingent additional interest payments will accrue on the $550,000,000 notional amount of the interest rate swaps (see Note 8) and $288,000,000 of VFNs at an annual rate of 5% per annum (including 0.5% of other fees), in addition to the interest rates currently applicable.

In connection with the 2007 securitization, Monitronics transferred substantially all of its then-existing subscriber assets, dealer alarm monitoring purchase agreements, and property and equipment related to its backup monitoring center, to Funding.  Monitronics also transferred substantially all of its other property and equipment, dealer service agreements, contract monitoring agreements, and employees to Monitronics Security LP (“Security”), which also was a newly formed, wholly owned subsidiary of Monitronics.  Following such transfers, Security assumed responsibility for the monitoring, customer service, billing, and collection functions of Funding and Monitronics.  Funding and Security are distinct legal entities.  Funding’s assets are available only for payment of the debt and satisfaction of the other obligations arising under the securitization facility and are not available to pay Monitronics’ other obligations or the claims of its other creditors.  Security’s assets are available only for the satisfaction of obligations arising under the securitization facility and are not available to pay Monitronics’ other obligations or the claims of its other creditors; provided that, subject to compliance with applicable covenants, Security may distribute any excess cash to Monitronics greater than $1,000,000.  In total, 91% of the subscriber account contracts, all of the wholesale monitoring contracts and $20,000,000 of the property and equipment are unavailable to pay Monitronics’ other obligations or the claims of its other creditors.

On the closing date of the securitization agreement, Funding also entered into several interest rate swap agreements with similar terms in an aggregate notional amount of $550,000,000 in order to reduce the financial risk related to changes in interest rates associated with the floating rate term notes (collectively the “Swaps”).  The Swaps have an expected repayment date of August 2012 to match the expected refinancing of the securitization debt.  The Company entered into three interest rate cap agreements with staggered durations with notional amounts of $100,000,000 effective August 15, 2008 through August 15, 2009, $260,000,000 effective August 15, 2009 through August 15, 2010, and $240,000,000 effective August 15, 2010 through May 15, 2014 and an interest rate floor with a notional amount of $260,000,000 effective from October 15, 2007 through May 15, 2014, to reduce the financial risk related to changes in interest rates associated with the floating rate variable funding notes.  None of these derivative financial instruments are designated as hedges but, in effect, they act as hedges against the variable interest rate risk of the debt obligations.  The Class A-1a Term Notes were effectively converted from floating to fixed with such derivative instruments at a rate of 7.5%.  The Class A-1b Term Notes were effectively converted from floating to fixed with such derivative financial instruments at a rate of 7.0%.  The Class A-2 Term Notes were effectively converted from floating to fixed with such derivative instruments at a rate of 7.6%.  See Note 8 for further information regarding these derivatives.

As of June 30, 2011, Monitronics has $28,000,000 of the Class A-4 VFN held as restricted cash, which continues to be available to Monitronics under certain conditions as specified in the securitization agreement.  No amounts are available to be drawn from the VFNs.

The securitization debt has certain financial and nonfinancial covenants, which must be met on a monthly basis.  These tests include maximum attrition rates, interest coverage, and minimum average recurring monthly revenue.  Indebtedness under the securitization is secured by all of the assets of Funding. As of June 30, 2011, Monitronics was in compliance with all required covenants.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Credit Facility

On December 17, 2010, in order to partially fund the cash consideration paid for the Monitronics acquisition and provide for growth capital, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”).  The Credit Facility provides a $60,000,000 term loan and a $115,000,000 revolving credit facility.  There is a LIBOR floor of 1.50% and a commitment fee of 0.50% on unused portions of the revolving credit facility.  Upon any refinancing of the notes issued by Funding, Monitronics must prepay the term loan.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the existing securitization indebtedness could lead to an event of default.  The obligations under the Credit Facility are secured by a security interest on substantially all of the assets of Monitronics and its wholly owned subsidiary, Monitronics Canada, Inc., as well as a pledge of the stock of Monitronics.  Ascent Capital has guaranteed the term loan up to $30,000,000.

The terms of the Credit Facility provide for certain financial and nonfinancial covenants which include maximum leverage ratios and minimum fixed charge coverage ratios.  As of June 30, 2011, Monitronics was in compliance with all required covenants.

(8)                                 Derivatives

The Company utilizes various derivative financial instruments, acquired in the Monitronics acquisition, to reduce the interest rate risk inherent in the Monitronics’ variable rate debt.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.

At June 30, 2011, derivative financial instruments include one interest rate cap with an aggregate fair value of $132,000 that constitutes an asset of the Company, an interest rate floor with a fair value of $20,661,000 that constitutes a liability of the Company, and the Swaps with an aggregate fair value of $31,009,000 that constitute liabilities of the Company.  The interest rate cap is included in Other assets on the consolidated balance sheet, while the interest rate floor and Swaps are included in Derivative financial instruments on the consolidated balance sheet.  The interest rate cap, floor and Swaps have not been designated as hedges.  For the three months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes monthly settlement payments of $9,493,000 partially offset by a $3,660,000 unrealized gain related to the change in fair value of these derivatives.  For the six months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes monthly settlement payments of $19,066,000 partially offset by a $12,759,000 unrealized gain related to the change in fair value of these derivatives.

For purposes of valuation of the Swaps, the Company has considered that certain provisions of the Term Notes and VFNs provide for significant adverse changes to interest rates and uses of cash flows if this debt is not repaid by July 2012.  In addition, the Swaps can be terminated with no penalty, subject to compliance with certain make-whole obligations in accordance with the terms thereof in connection with any termination of the Swaps before April 2012.  If the Term Notes and the VFNs are not repaid in full by July 2012, the Company would incur additional interest and other costs and be restricted from making subscriber account purchases at Funding, until the Term

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Notes and VFNs were repaid in full.  Management is confident the Company will be able to refinance and/or repay the Term Notes and VFNs in full by July 2012, and the valuation considers adjustments for termination dates before and after July 2012 on a probability weighted basis. The valuation of the Swaps is based principally on a July 2012 maturity of the Term Notes less a credit valuation adjustment.

All of the Company’s debt obligations have variable interest rates.  The objective of the Swaps was to reduce the risk associated with these variable interest rates. In effect, the Swaps convert variable interest rates into fixed interest rates on $550,000,000 of borrowings.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As of June 30, 2011, no such amounts were offset.

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

(9)                                 Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•                  Level 1 - Quoted prices for identical instruments in active markets.

•                  Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2011 and December 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2011
Money market funds (a)	$220,055	—	—	220,055
Derivative financial instruments - assets	—	132	—	132
Derivative financial instruments - liabilities	—	(20,661)	(31,009)	(51,670)
Total	$220,055	(20,529)	(31,009)	168,517

December 31, 2010
Derivative financial instruments - assets	$—	447	—	447
Derivative financial instruments - liabilities	—	(21,810)	(42,935)	(64,745)
Total	$—	(21,363)	(42,935)	(64,298)

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(a)          Included in cash and cash equivalents on the consolidated balance sheet.

The Company has determined that the majority of the inputs used to value its interest rate cap and floor derivatives fall within Level 2 of the fair value hierarchy. The Company has determined that the majority of the inputs used to value its Swaps fall within Level 3 of the fair value hierarchy, including management’s estimates of the refinancing date of the Term Notes, which affects the termination date of the Swaps as the notional amount of the Swaps is directly linked to the outstanding principal balance of the Term Notes.  The credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps and floor derivatives, but are significant for the Swaps.  As a result, the Company has determined that its derivative valuations on its interest rate caps and floor are classified in Level 2 of the fair value hierarchy and its derivative valuation on its Swaps are classified in Level 3 of the fair-value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Six months ended June 30,
	2011	2010

Beginning balance	$(42,935)	—
Unrealized gain recognized	11,926	—
Ending balance	$(31,009)	—

Ascent Capital’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•                  general business conditions and industry trends;

•                  macroeconomic conditions and their effect on the general economy and on the US housing market, in particular single family homes which represent Monitronics’ largest demographic;

•                  uncertainties inherent in the development of new business lines and business strategies, including market acceptance;

•                  the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and potential new market entrants;

•                  integration of acquired businesses;

•                  the regulatory environment in which we operate, including the multiplicity of jurisdictions and licensing requirements to which Monitronics is subject and the risk of new regulations, such as the increasing adoption of false alarm ordinances;

•                  rapid technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures;

•                  the availability and terms of capital, including the ability of Monitronics to obtain additional funds to grow its business;

•                  Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness;

•                  the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•                  availability of qualified personnel;

•                  Monitronics’ anticipated growth strategies;

•                  Monitronics’ ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•                  the operating performance of Monitronics’ network, including the potential for service disruptions due to acts of nature or technology deficiencies;

•                  the reliability and creditworthiness of Monitronics’ independent alarm systems dealers and subscribers;

•                  changes in Monitronics’ expected rate of subscriber attrition;

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication; and

•                  the ability of Monitronics to refinance its existing debt on attractive terms.

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

Overview

Ascent Capital Group, Inc. is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc. (“Monitronics”).

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

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics serves and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year.  Subscribers may choose not to renew or may terminate their contract for a variety of reasons, including relocation, cost, and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics holds back a portion of the purchase price for every account purchased, typically 10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.  In recent years, Monitronics achieved less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.

The table below presents subscriber data for the twelve months ended June 30, 2011 and 2010:

	Twelve Months Ended June 30,
	2011	2010

Beginning balance of accounts	645,874	587,957
Accounts purchased	124,580	131,323
Accounts canceled (a)	(74,037)	(67,558)
Canceled accounts guaranteed to be refunded from holdback	(8,298)	(5,848)
Ending balance of accounts	688,119	645,874
Monthly weighted average accounts	667,865	619,858
Attrition rate (a)	(11.1)%	(10.9)%

(a)          Does not include canceled accounts that are guaranteed to be refunded from holdback.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of purchase. Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years Monitronics has achieved less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  In the next three years, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years.  The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract.  After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

The following table includes pro-forma information for Ascent Capital, which includes the historical operating results of Monitronics prior to the acquisition.  This pro-forma information gives effect to certain adjustments resulting from the acquisition method of accounting, including increased amortization to reflect the fair value assigned in the acquisition to the subscriber accounts and dealer network, increased depreciation to reflect the fair value assigned in the acquisition to property and equipment and increased interest expense, including amortization of the discount recorded to reflect the fair value of the long-term debt.  The pro-forma results assume that the acquisition had occurred on January 1, 2010.  They are not necessarily indicative of our results of operations that would have occurred if the acquisition had been made at the beginning of the period presented or that may be obtained in the future (amounts in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Pro-forma net revenue (a)	$77,577	69,962	$151,447	138,178
Pro-forma net loss from continuing operations (b)	(4,929)	(19,610)	(11,983)	(36,613)

Pro-forma basic and diluted loss per share	$(0.35)	(1.38)	$(0.84)	(2.58)

(a)          Amounts include Monitronics revenue of $77,577,000 and $69,962,000 for the three months ended June 30, 2011 and 2010, respectively, and $151,447,000 and $138,178,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in Monitronics revenue for the three months ended June 30, 2011 of $7,615,000 is due to a 6.5% increase in subscriber accounts as well as increased average revenue per subscriber.  The increase in Monitronics revenue for the six months ended June 30, 2011 of $13,269,000 is due to a 6.5% increase in subscriber accounts as well as increased average revenue per subscriber.  The increase was partially offset by the negative impact of a $2,295,000 fair value adjustment for the six months ended June 30, 2011, that reduced deferred revenue acquired in the Monitronics acquisition.

(b)         The amounts include the following: restructuring charges of $407,000 and $4,186,000 for the three and six months ended June 30, 2011 and a loss on sale of operating assets of $459,000 for the six months ended June 30, 2011.   The three and six months ended June 30 2010 includes restructuring charges of $248,000 and $270,000, respectively.

Adjusted EBITDA

Beginning in the first quarter of 2011, Ascent Capital changed the financial measure that it uses to evaluate the performance of its reportable segments.  Ascent Capital now uses earnings before interest, taxes, depreciation, amortization, gain/(loss) on derivative instruments, and restructuring charges (which is referred to as “Adjusted EBITDA”) instead of adjusted operating income before depreciation and amortization (which is referred to as “Adjusted OIBDA”).  Ascent Capital made this change as a result of the sale of most of its historical operating subsidiaries and the acquisition of Monitronics, a security alarm monitoring company, which is now its primary operating subsidiary.  Financial information for prior periods has been revised to retrospectively reflect Ascent Capital’s change in its financial measure.

Ascent Capital defines “Adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges and stock-based and long-term incentive compensation.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA and segment Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated.  The results of operations for Monitronics are included from December 17, 2010, the date of acquisition (dollar amounts in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenue (a)	$77,577	—	$151,477	$—
Cost of services	9,597	—	18,727	—
Selling, general, and administrative	18,466	7,739	38,423	15,043
Amortization of subscriber accounts and dealer network	39,025	—	76,741	—
Restructuring charges	407	248	4,186	270
Depreciation	1,997	705	3,650	1,319
Income tax benefit from continuing operations	1,783	1,421	3,289	1,815
Net loss from continuing operations	(4,929)	(7,192)	(11,983)	(13,593)
Earnings (loss) from discontinued operations, net of income tax	(13,353)	(8,946)	48,888	7,365
Net income (loss)	(18,282)	(16,138)	36,905	(6,228)

Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$53,952	—	$105,605	$—
Corporate Adjusted EBITDA	(1,866)	(7,391)	(7,619)	(13,569)
Total Adjusted EBITDA	$52,086	(7,391)	$97,986	$(13,569)

Adjusted EBITDA as a percentage of Revenue
Monitronics business	69.5%	—	69.7%	—
Corporate	(2.4)%	—	(5.0)%	—

(a)          Monitronics revenue for the six months ended June 30, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)         See reconciliation to net loss from continuing operations below.

Net revenue.  Consolidated revenue increased $77,577,000 and $151,477,000 for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods.  The increase in revenue was due to the acquisition of the Monitronics business in December 2010.  All previous revenue generating businesses have been included in discontinued operations for the three and six months ended June 30, 2010.

Cost of services.  Cost of services increased $9,597,000 and $18,727,000 for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods.  The increase in cost of sales was due to the acquisition of the Monitronics business in December 2010.  All previous revenue generating businesses have been included in discontinued operations for the three and six months ended June 30, 2010.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $10,727,000 and $23,380,000 for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods.  The increase in SG&A was primarily due to the SG&A incurred by the Monitronics business which was acquired in December 2010.  Stock-based and long-term incentive compensation, which is included in SG&A, was $1,186,000 and $1,138,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,813,000 and $1,793,000 for the six months ended June 30, 2011 and 2010, respectively.  This expense was related to restricted stock and stock option awards granted to certain executives and directors.

Amortization of subscriber accounts and dealer network.  Amortization expense was $39,025,000 and $76,741,000 for the three and six months ended June 30, 2011.  This amount is the amortization related to subscriber accounts and dealer network intangibles that were acquired in the Monitronics acquisition in December 2010.

Restructuring Charges.  The Company recorded restructuring charges in continuing operations of $407,000 and $4,186,000 for the three and six months ended June 30, 2011, respectively.  In addition, the Company recorded  $248,000 and $270,000 during the three and six months ended June 30, 2010, respectively.

In the fourth quarter of 2010, we began a new restructuring plan (the “2010 Restructuring Plan) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as we sold most of our media and entertainment services assets and acquired Monitronics, an alarm monitoring business.  Such changes include retention costs for corporate employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by us due to the Creative/Media and Content Distribution sales.

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

The following table provides the activity and balances of the restructuring reserve (amounts in thousands).

	December 31, 2009	Additions	Deductions (a)	June 30, 2010

2008 Restructuring Plan
Severance	$221	270	(349)	142
Excess facility costs	93	—	(58)	35
Total	$314	270	(407)	177

	December 31, 2010	Additions	Deductions (a)	June 30, 2011

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(3,701)	4,075	(b)

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	—	(16)	195	(b)
Total	$220	—	(25)	195

(a) Primarily represents cash payments.

(b) Substantially all of this amount is expected to be paid in 2011.

Depreciation.  Depreciation expense increased $1,292,000 and $2,331,000 for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods.  The increase is the result of the depreciation expense recorded by the Monitronics business which was acquired in December 2010.

Income taxes from continuing operations.  The Company had a pre-tax loss from continuing operations of $6,712,000 and $15,272,000 for the three and six months ended June 30, 2011, respectively, and an income tax benefit of $1,783,000 and $3,289,000 for the three and six months ended June 30, 2011, respectively.  The Company had a pre-tax loss from continuing operations of $8,613,000 and $15,408,000 for the three and six months ended June 30, 2010, respectively, and a income tax benefit of $1,421,000 and $1,815,000 for the three and six months ended June 30, 2010, respectively.  The Company recorded charges of $1,943,000 and $4,228,000 to increase the valuation allowance which reduced our net income tax benefit from continuing operations for the three and six months ended June 30, 2011, respectively.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $(13,353,000) and $48,888,000 for the three and six months ended June 30, 2011, respectively.  Earnings (loss) from discontinued operations, net of income taxes, were $(8,946,000) and $7,365,000 for the three and six months ended June 30, 2010, respectively.  These amounts included the results of the Systems Integration business which was shut down in June 2011, the Content Distribution business which was sold at the end of February 2011, the Creative/Media business which was sold at the end of December 2010 and the Global Media Exchange which was shut down at the end of September 2010.  The 2011 amount also includes the gain on sale of the Content Distribution business of $66,136,000 and the related income tax expense of $2,906,000.  The 2010 amount also includes the gain on sale of the Chiswick Park facility of $25,498,000 and the related income tax expense of $6,357,000.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Total Adjusted EBITDA	$52,086	(7,391)	$97,986	(13,569)
Amortization of subscriber accounts and dealer network	(39,025)	—	(76,741)	—
Depreciation	(1,997)	(705)	(3,650)	(1,319)
Stock-based and long-term incentive compensation	(1,186)	(1,138)	(1,813)	(1,793)
Restructuring charges	(407)	(248)	(4,186)	(270)
Realized and unrealized loss on derivative instruments	(5,833)	—	(6,307)	—
Interest income	47	888	237	1,570
Interest expense	(10,397)	(19)	(20,798)	(27)
Income tax benefit from continuing operations	1,783	1,421	3,289	1,815

Net loss from continuing operations	$(4,929)	(7,192)	$(11,983)	(13,593)

Adjusted EBIDTA increased $59,477,000 and $111,555,000 for the three and six months ended June 30, 2011, respectively.  The increase in Adjusted EBITDA was primarily due to the acquisition of Monitronics in December 2010.  Monitronics EBIDTA was $53,952,000 and $105,605,000 for the three and six months ended June 30, 2011, respectively.

Discontinued Operations

As of June 30, 2011, Ascent Capital shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance.  The operations of the Systems integration business has been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011.  The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On December 31, 2010, Ascent Capital completed the sale of 100% of its creative services business and media services business (“Creative/Media”) to Deluxe Entertainment Services Group Inc. for the purchase price of $69,000,000 in cash, subject to post-closing adjustments.  As such transaction was completed in 2010, the Creative/Media operations are included in discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2010.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group.  These operations are included in discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2010.

In February 2010, Ascent Capital completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc.  The net cash proceeds on the sale were $34,800,000.  In the quarter ended March 31, 2010, the Company recorded a gain on the sale of $25,498,000 and $6,357,000 of related income tax expense.  As such transaction was completed in 2010, the Chiswick Park operations are included in discontinued operations in the condensed consolidated financial statements for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we have $232,286,000 of cash and cash equivalents and $25,835,000 of current restricted cash on a consolidated basis.  We may use a portion of these cash assets to fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities.  In 2010 and in prior years, the operating cash flows were generated from the Creative/Media, Content Distribution and Systems Integration businesses.  Since the Company sold the Creative/Media and Content Distribution businesses, shut down the operations of the Systems Integration business, and acquired the Monitronics business, cash flows in 2011 are primarily generated from the operations of Monitronics.  During the six months ended June 30, 2011 and 2010, our cash flow from operating activities was $59,823,000 and $14,435,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2011, the Company used cash of $76,336,000 to fund purchases of subscriber accounts.  In addition, during the six months ended June 30, 2011 and 2010, the Company used cash of $1,779,000 and $52,000, respectively, to fund our capital expenditures.  The Company purchased marketable securities consisting of diversified corporate bond funds for cash of $41,756,000 during 2010 in order to improve its investment rate of return.

As part of the Monitronics acquisition, the Company assumed Monitronics long-term debt under a securitization facility with a principal balance of $838,000,000 at June 30, 2011.   Such indebtedness is the obligation of Monitronics and certain of its subsidiaries and is not guaranteed by us or any of our subsidiaries other than Monitronics.  In addition to the Monitronics’ cash on hand, we also acquired restricted cash which totaled approximately $43,597,000.  Also, in order to partially fund the cash consideration used for the Monitronics acquisition, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”).  The Credit Facility provides a $60,000,000 term loan and an $115,000,000 revolving credit facility, under which Monitronics has borrowed $46,500,000 as of June 30, 2011.  The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on December 31, 2011 and

March 31, 2012.  The revolving credit facility matures on December 17, 2013.  Ascent Capital has guaranteed $30,000,000 of the aggregate principal amount outstanding under the Credit Facility.

Our liquidity requirements for 2011 and beyond have significantly changed from the prior year.  In considering our liquidity requirements for 2011, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases.  In addition, additional cash will be needed to meet Monitronics’ debt service obligations on its long-term debt, any make-whole obligation incurred in connection with any settlement of Monitronics’ derivative financial instruments prior to April 2012, and capital expenditures.  We also considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity under Monitronics’ Credit Facility, under which Monitronics could borrow approximately $68,000,000.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current and foreseeable requirements.

The existing long-term debt of Monitronics at June 30, 2011 includes the principal balance of $838,000,000 under a securitization facility.  The Class A-1 term notes issued under the securitization facility in the aggregate outstanding principal amount of $450,000,000 are due in full on July 15, 2027; all other notes issued under the facility, including the variable funding notes described below, are due on July 15, 2037.  However, certain terms of such securitization facility may impact our liquidity and capital structure in 2012.

As of June 30, 2011, alarm monitoring agreements for approximately 625,782 of Monitronics subscriber accounts are owned by Monitronics Funding LP, a subsidiary of Monitronics, which we refer to as “Funding”.  Such alarm monitoring agreements, and the monthly recurring revenue and other proceeds thereof, are pledged as collateral to secure the obligations of Monitronics under the securitization facility.  Under the terms of such facility, Funding currently pays Monitronics Security LP (another subsidiary of Monitronics, which we refer to as “Security”) for monitoring and servicing the subscriber accounts owned by Funding, at an effective rate of $12.00 per active subscriber account.  Fees paid from Funding to Security can be distributed to Monitronics, but cash balances at Funding must be used to service the securitization indebtedness.  As the servicing fees paid by Funding to Security currently exceed the aggregate out-of-pocket costs of monitoring and servicing such subscriber accounts, the amount of such excess is available to Monitronics for other corporate purposes, including the purchase of additional subscriber accounts.  However, under the terms of the securitization facility, effective July 2012, the amount of the servicing fees payable by Funding to Security will decrease from an effective rate of $12.00 per active subscriber account to $7.50 per active subscriber account.  This decrease will substantially reduce or eliminate the excess cash available to Security for distribution to Monitronics.  Accordingly, if Monitronics does not repay or refinance the securitization facility by July 2012, the decrease in servicing fees could have a substantially adverse affect on our liquidity and reduce the capital resources available to Monitronics for purchasing alarm monitoring accounts, further adversely affecting Monitronics’ business model and potential profitability.  Monitronics is currently exploring opportunities to refinance or amend the terms of its securitization facility to avoid such potential adverse effect on its liquidity and capital resources.  Although management is confident the Company will be able to refinance and/or repay the Term Notes and VFNs in full by July 2012, there can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to us, or on any terms.

In addition, if Monitronics does not repay or refinance the securitization facility by July 2012, contingent additional interest will begin to accrue at the rate of 5% per annum (including 0.5% of fees) on the two variable funding notes (“VFNs”) under the Monitronics securitization facility, which have an aggregate principal balance of $288,000,000.  The effective interest rate payable by the Company under $550,000,000 notional amount of swaps relating to the term notes under the securitization facility would also increase by 5% per annum (including 0.5% of fees) beginning July 2012, if such swaps are then outstanding.  Such additional interest would not be payable in cash until all of the securitization debt has been paid off.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

As part of the acquisition of Monitronics on December 17, 2010, we assumed variable interest debt obligations with principal amounts of $838,000,000.  In addition, we incurred an additional $106,000,000 of variable rate debt in December 2010, primarily to partially fund the cash consideration paid for the Monitronics acquisition.  Therefore, we now have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.   The derivatives are not designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps and other derivative financial instruments are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date (amounts in thousands).

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Total
2011	$—	20,000	20,000
2012	31,009	40,000	71,009
2013	—	46,500	46,500
2014	20,529	—	20,529
2015	—	—	—
Thereafter	—	838,000	838,000
Total	$51,538	944,500	996,038

(a)          The derivative financial instruments reflected in this column include one interest rate cap with an aggregate fair value of $132,000 that constitutes an asset of the Company, one interest rate floor with a fair value of $20,661,000 that constitutes a liability of the Company, and three interest rate swaps with an aggregate fair value of $31,009,000 that constitute liabilities of the Company.  The average interest rate paid on the swaps is 6.48% and the average interest rate received is the 1-month LIBOR rate plus 0.9%.  See Notes 7, 8 and 9 to our condensed consolidated financial statements included in this quarterly report for further information.

If interest rates were to increase 10% on our securitization debt and credit facility, there would be no material adverse impact on our results of operations or financial position due to limited exposure resulting from the Company’s fixed rate derivative instruments.

Item 4.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended June 30, 2011:

Period	Total number of shares purchased (surrendered) (1)	Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/11 - 04/30/11	549	$48.79	—	—
05/01/11 - 05/31/11	—	—	—	—
06/01/11 - 06/30/11	3,235	$45.54	—		(2)
Total	3,784	$46.01	—

(1)            Represents shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

(2)            On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Certificate of Ownership and Merger dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011).

10.1	Amended and Restated Employment Agreement, dated May 31, 2011, between the Company and William E. Niles.*
10.2	Amendment to Employment Agreement, dated June 6, 2011, between the Company and William R. Fitzgerald.*
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	August 8, 2011	By:	/s/	William R. Fitzgerald
William R. Fitzgerald
Chairman, President and Chief Executive Officer

Date:	August 8, 2011	By:	/s/	Michael Meyers
Michael Meyers
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Certificate of Ownership and Merger dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011).

10.1	Amended and Restated Employment Agreement, dated May 31, 2011, between the Company and William E. Niles.*
10.2	Amendment to Employment Agreement, dated June 6, 2011, between the Company and William R. Fitzgerald.*
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

** Furnished herewith.