Form 10-K
period 2011-12-31
Ascent Capital Group, Inc.
filed 2012-02-29
CIK 1437106

€

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-34176

ASCENT CAPITAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 628-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Series B Common Stock, par value $.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company).	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2011, was approximately $708 million.

The number of shares outstanding of Ascent Capital Group, Inc.’s common stock as of February 17, 2012 was:

Series A common stock 13,470,323 shares; and Series B common stock 739,894 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT CAPITAL GROUP, INC.

2011 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business On July 7, 2011, Ascent Media Corporation merged with its direct wholly owned subsidiary, Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”), for the purpose of changing its name to Ascent Capital Group, Inc. Ascent Capital was incorporated in the state of Delaware on May 29, 2008 as a wholly-owned subsidiary of Discovery Holding Company (“DHC”). On September 17, 2008, DHC completed the spin-off of Ascent Capital to DHC’s shareholders and we became an independent, publicly traded company. In the spin-off, each holder of DHC common stock received 0.05 of a share of our Series A common stock for each share of DHC Series A common stock held and 0.05 of a share of our Series B common stock for each share of DHC Series B common stock held. 13,401,886 shares of our Series A common stock and 659,732 shares of our Series B common stock were issued in the spin-off, which was intended to qualify as a tax-free transaction.

At December 31, 2011, our assets consist primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), investments in marketable securities, real estate properties and cash and cash equivalents. At December 31, 2011, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $40,377,000 and $183,558,000, respectively.

During 2010 and the beginning of 2011, there were substantial changes in our operations.  Historically, our principal asset was our wholly-owned operating subsidiary Ascent Media Group, LLC (“AMG”).  AMG was primarily engaged in the business of providing content distribution and creative services to the media and entertainment industries.  The businesses of AMG were organized into two operating segments: businesses that provide content management and delivery services (“Content Services”), and businesses that provide creative services (“Creative Services”). The Content Services segment was in turn divided into three business units: (i) the content distribution business unit (“Content Distribution”), (ii) the media management services business unit (“Media Services”) and (iii) the systems integration business unit (“Systems Integration” or “SI”).

On December 31, 2010, pursuant to a definitive agreement with Deluxe Entertainment Services Group Inc. (“Deluxe”) dated November 24, 2010, the Company completed the sale of 100% of its Creative Services business unit and 100% of its Media Services business unit (which is referred to collectively as “Creative/Media”), for an aggregate purchase price of $69 million in cash. Historically, the creative services business unit was a separate reportable segment and the media services business unit was included in the Content Services group reportable segment. The Company recorded a pre-tax loss on the sale of $27,110,000 and $7,587,000 of related income tax benefit for the year ended December 31, 2010. For further information regarding this transaction, see the MD&A section of this Annual Report. The Company has accounted for the disposition of the Creative/Media business as discontinued operations in the consolidated financial statements for all periods presented.

On December 17, 2010, we acquired 100% of Monitronics, a leading national security alarm monitoring company. The transaction value comprised $397 million of cash consideration and we also assumed $795 million of net debt (which we define as the principal amount of such debt less Monitronics cash) of Monitronics.  For more information about the Monitronics business, please see “—Narrative Description of the Business—Monitronics International, Inc.” below. The fiscal year 2010 financial statements of the Company included in this Annual Report on Form 10-K include the financial position of Monitronics in the Company’s consolidated balance sheet as at December 31, 2010, and the results of operations of Monitronics on a consolidated basis for the period from December 17, 2010 through December 31, 2010.

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

Recent Developments

As of June 30, 2011, the Company shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance.  For further information regarding this transaction, see the MD&A section of this Annual Report.  The results of operations of Systems Integration have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report.

On February 28, 2011, we completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc. and its wholly owned subsidiary (together “Encompass”).  The Company received cash proceeds of approximately $104 million and recorded a pre-tax gain of approximately $66.1 million and related income tax expense of approximately $2.9 million.  For further information regarding this transaction, see the MD&A section of this Annual Report.  The results of operations of Content Distribution have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

Factors relating to the Company and its consolidated subsidiaries, as a whole:

•                  general economic and business conditions and industry trends;

•                  the regulatory and competitive environment of the industries in which we operate;

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

•                  the potential for system failure as a result of a catastrophic event or natural disaster, including potential failure of back-up arrangements;

•                  the trend away from the use of public switched telephone network lines;

•                  the ability of Monitronics to obtain additional funds to grow its business, including the terms of any additional financing with respect thereto; and

•                  the ability of Monitronics to refinance its existing debt on attractive terms, or at all.

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

Based on the foregoing criteria, and due to the sale of our Content Distribution business during 2011, we only have one reportable segment as of December 31, 2011.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets consisted of our wholly owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), investments in marketable securities, real estate properties, and cash and cash equivalents as of December 31, 2011.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.  The results of operations of our former Creative/Media business, Content Distribution business, and Systems Integration business have been treated as discontinued operations in the consolidated financial statements for all periods presented in this Annual Report.

We are also currently exploring opportunities to dispose of or monetize our owned real property, which is not required for our operations.

Monitronics International, Inc.

Through our wholly-owned subsidiary, Monitronics, we are primarily engaged in the business of providing security alarm monitoring services: monitoring signals from burglaries, fires, medical alerts, and other events, as well as, providing customer service and technical support.  Monitronics is the third largest alarm monitoring company in the United States, with over 700,000 subscribers under contract. With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, Monitronics provides a wide range of mainly residential security services including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone. Monitronics was incorporated in 1994 and is headquartered in Dallas, Texas.

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

During 2011, Monitronics purchased alarm monitoring contracts from more than 375 dealers. Monitronics generally enters into alarm monitoring purchase agreements with dealers only after a thorough review of the dealer’s qualifications, licensing and financial situation. Once a dealer has qualified, Monitronics generally obtains rights of first refusal to purchase all accounts sold by that dealer for a period of three years.

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

Monitronics believes that this process, which includes both clearly defined customer account standards and a consistently applied due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last seven calendar years, the average credit score of accounts purchased by Monitronics was in excess of 700 on the FICO scale.

Approximately 94% of Monitronics subscribers are residential homeowners and the remainder are small commercial accounts. Monitronics believes by focusing on residential homeowners rather than renters it can reduce attrition, because homeowners relocate less frequently than renters.

Monitronics provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas. This facility is Underwriters Laboratories (“UL”) listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Monitronics’ central monitoring station in Dallas has also received the Central Station Alarm Association’s (“CSAA”) prestigious Five Diamond Certification. According to the CSAA, less than 4% of all central monitoring stations in the U.S. have attained Five Diamond Certified status. Monitronics also has a back-up facility located in McKinney, Texas that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at its primary monitoring center. A call center in Mexico provides telephone support for Spanish-speaking subscribers.

Monitronics’ telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal are delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  Monitronics never dispatches its own personnel to the subscriber’s premises.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, Monitronics will contract with an independent third party responder if available in that area.

Monitronics seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Monitronics has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Monitronics relies on its nationwide network of over 550 service dealers to provide such service on a time and materials basis.  Monitronics closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.

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

Following the purchase of a monitoring agreement from a dealer, the customer is sent a brochure notifying them that Monitronics has assumed responsibility for all their monitoring and customer service needs.  All materials focus on the Monitronics brand and the role of Monitronics as the single source of support for the customer.

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

Strategy

Corporate Strategy

Ascent Capital actively seeks opportunities to leverage our strong capital position through strategic acquisitions in the security alarm monitoring industry as well as acquisitions in other industries.  As part of this strategy, we divested the businesses that were historically operated by our former operating subsidiary, AMG, and acquired Monitronics, a subscription-based business that delivers solid, predictable revenue and cash flow and has what we believe is a scalable and leveragable business model.

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

•                  risk profile of business; and

•                  the presence of a strong management team.

We consider acquisitions utilizing cash, leverage and potentially Ascent Capital stock. In addition to acquisitions, we consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that we believe provide either a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

Our acquisition strategy entails risk. While our preference is to build our presence in the security alarm monitoring industry through acquisitions, we will also consider potential acquisitions in other industries, which could result in further changes in our operations from those historically conducted by us.  Please see “Risk Factors” below.

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

•                  Continue to incentivize our dealers to sell us only high-quality accounts through quality incentives built into the purchase price and by having a performance guarantee on substantially all dealer accounts;

•                  Provide superior customer service on the telephone and in the field; and

•                  Actively identify subscribers who are relocating, the number one reason for account cancellations, and target retention of such subscribers.

Maximize Economics of Business Model. Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe our Adjusted EBITDA margins may increase as these costs are spread over larger recurring revenue streams. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term “Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization, realized and unrealized loss on derivatives, restructuring charges, and stock-based and other non-cash long term incentive compensation, and “Adjusted EBITDA margin” means Adjusted EBITDA as a percentage of revenue.

Expand Our Network of Dealers. We plan to continue to expand our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

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

For a description of the risks associated with the foregoing strategies, and with Ascent Capital’s business in general, see “Risk Factors” section beginning on page 12.

Industry; Competition

The security alarm industry is highly competitive and fragmented, and competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the United States are as follows:

•                  ADT Security Services, Inc., a subsidiary of Tyco International, Ltd (“ADT”);

•                  Protection One, Inc.;

•                  Stanley Security Solutions, a subsidiary of The Stanley Works; and

•                  Vivint, Inc.

The security alarm industry has remained highly competitive and fragmented over time without any material change to market concentration.  Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify subscriber accounts. We believe we compete effectively with other national, regional and local alarm monitoring companies due to our reputation for reliable monitoring, customer and technical services, the quality of services, and our low cost structure.  The dynamics of the security alarm industry often favor larger alarm monitoring companies with a nationwide focus that have greater capital and benefit from economies of scale in technology, advertising and other expenditures.  Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to that of Monitronics.  In these instances, Monitronics must also compete with these programs in recruiting dealers.  We believe we compete effectively with other dealer programs due to our competitive account purchase terms and the quality of our dealer support services.  The alarm monitoring companies that compete with Monitronics for alarm system dealers in this manner include ADT, which is significantly larger and has more capital.

Seasonality

Monitronics’ operations are subject to a certain level of seasonality.  Since more household moves take place during the second and third calendar quarters of each year, Monitronics’ disconnect rate and expenses related to retaining customers are typically higher in those calendar quarters than in the first and fourth quarters.  There is also a slight seasonal effect resulting in higher new customer volume and related cash expenditures incurred in investment in new subscribers in the second and third quarters.

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

•                  requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch (“Enhanced Call Verification”); and

•                  requiring visual verification of an actual emergency at the premise before the police will respond to an alarm signal.

Enhanced Call Verification has been implemented as standard policy by Monitronics.  See “Operations—Monitoring Services.”

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

Employees

At December 31, 2011, Ascent Capital, together with its subsidiaries, has approximately 689 full-time employees and an additional 33 employees that are employed on a part-time or freelance basis, all of which are located in the United States.

(c)   Financial Information About Geographic Areas

Monitronics performs monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

(d)   Available Information

All of our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.ascentcapitalgroupinc.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Ascent Capital Group, Inc., 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.  Telephone No. (303) 352-2039.

The information contained on our website is not incorporated by reference herein.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.

Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Our Corporate History and Strategy

We have substantially changed the businesses in which we operate. Accordingly, it may be difficult to evaluate our performance based on our operating history. Our financial statements for periods prior to February 2011 include the financial position and results of operations of the business units formerly operated by AMG. We completed the sale of all of these businesses on or before February 28, 2011 and shut-down the last of these businesses in June 2011.  The businesses of AMG, accordingly, are reflected as discontinued operations in our financial statements. We acquired our current principal operating subsidiary, Monitronics, on December 17, 2010.  Hence, the results of operations of Monitronics are only included in our consolidated financial statements for the year ended December 31, 2010 with respect to the stub period December 17, 2010 through December 31, 2010, and for the year ended December 31, 2011.  We had previously included in our Current Report on Form 8-K/A filed December 28, 2010 and Current Report on Form 8-K filed October 14, 2011, the following:

•        the audited consolidated financial statements of Monitronics for the fiscal years ended June 30, 2010, 2009 and 2008, and for the three months ended June 30, 2010;

•        the unaudited consolidated financial statements of Monitronics for the three months ended September 30, 2010 and 2009;

•        an unaudited pro forma condensed combined balance sheet as of September 30, 2010, giving effect to the acquisition of Monitronics and the dispositions of the Creative/Media and Content Distribution businesses, on a pro forma basis, as if such transactions had occurred on that date; and

•        an unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 2010 and the year ended December 31, 2009, giving effect to the acquisition of Monitronics and the dispositions of the Creative/Media and Content Distribution businesses, on a pro forma basis, as if such transactions had occurred on January 1, 2009.

However, the historical financial information of Monitronics included in these reports generally reflect its results of operations, financial condition and cash flows with respect to time periods during which it was a stand-alone entity, rather than part of a public company, and may not necessarily reflect what such results would have been if Monitronics had been a subsidiary of our company during the periods presented. Moreover, the unaudited pro forma financial statements included in the December 2010 report do not purport to represent, and are not necessarily indicative of, what our financial position or results of operations would have been had such transactions occurred on the dates indicated.

We have a history of losses and may incur losses in the future. The primary AMG business unit, which was disposed of in February 2011, incurred losses in each of the five fiscal years preceding its sale, and Monitronics incurred losses in each of its last three full fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis. Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

Our acquisition strategy may not be successful. One focus of our corporate strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that we will be able to consummate that strategy, and if we are not able to invest our capital in acquisitions that are accretive to free cash flow it could negatively impact the growth of our primary operating business. Our ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

•        failure to identify attractive acquisition candidates on acceptable terms;

•        competition from other bidders;

•        inability to raise any required financing; and

•        antitrust or other regulatory restrictions, including any requirements that may be imposed by government agencies as a condition to any required regulatory approval.

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. Our business strategy includes the future acquisition of businesses that we believe are strategically attractive and that we expect will be accretive to consolidated free cash flow. If we undertake any acquisition, the process of operating such acquired business on a stand-alone basis, or, if applicable, of integrating any acquired business with Monitronics, may result in unforeseen operating difficulties and expenditures. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce our current stockholders’ ownership percentage, cause us to incur debt and expose us to liabilities. Further, we may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by United States federal securities laws and regulations.

We are a holding company and derive substantially all of our revenue and cash flow from our primary operating subsidiary, Monitronics. Monitronics and its subsidiaries are separate and independent legal entities and have no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of these subsidiaries to pay dividends to us is subject to, among other things, their compliance with covenants in their respective credit agreements, the availability of sufficient earnings and funds in such subsidiaries, and applicable state laws. As of December 31, 2011, Monitronics had consolidated indebtedness of $952,718,000 (including the current portion of long-term debt of $60 million).  Claims of creditors of Monitronics and its subsidiaries have priority as to the assets of these companies over our claims and those of our creditors and shareholders.  See the risk factors relating to Monitronics titled, “The terms of Monitronics’ securitization facility limit its access to the cash generated by a substantial portion of its alarm monitoring contracts,” and “If we do not refinance or repay the existing Monitronics securitization facility by July 2012, our borrowing costs under that facility will increase substantially and Monitronics’ access to the cash of its subsidiaries will be significantly reduced.”

An inability to access capital markets at attractive rates could materially increase our expenses.  Although we currently have sufficient cash and investments available to meet our anticipated capital requirements for the foreseeable future, we may in the future require access to capital markets as a source of liquidity for investments and expenditures. In any such event, there can be no assurance that we would be able to obtain financing on terms acceptable to us or at all. If our ability to access required capital were to become significantly constrained, we could incur material borrowing costs, our financial condition could be harmed and future results of operations could be adversely affected.

We may have substantial indemnification obligations under certain inter-company agreements we entered into in connection with the spin-off of our company from Discovery Holding Company (“DHC”), a subsidiary of Discovery Communications, Inc. Pursuant to our tax sharing agreement with DHC, we have agreed to be responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the spin-off (subject to specified exceptions). We have also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the spin-off (subject to specified exceptions). Our indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Pursuant to the reorganization agreement we entered into with DHC in connection with the spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of our former subsidiary, AMG, whether incurred prior to or after the spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

Factors Relating to our Common Stock

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that our shareholders may consider favorable. These provisions include the following:

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

•        prohibiting shareholder action by written consent (subject to certain exceptions), thereby requiring such action to be taken at a meeting of the shareholders;

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

In addition, John C. Malone, a member of our board of directors and our largest shareholder in terms of voting power, beneficially owns shares of our common stock that represent approximately 30% of the aggregate voting power of our outstanding common stock.

We have adopted a shareholder rights plan in order to encourage anyone seeking to acquire our company to negotiate with our board of directors prior to attempting a takeover. While the plan is designed to guard against coercive or unfair tactics to gain control of our company, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of our company in a transaction that our shareholders may find favorable.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.  Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our shareholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common shareholders regardless of class or series and does not have separate or additional duties to any group of shareholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

Our Series B Common Stock trades on the OTC Bulletin Board, which is often characterized by volatility and illiquidity. The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. The potential for illiquidity and volatility with respect to our Series B Common Stock may also be exacerbated by the relatively small number of shares of our Series B Common Stock held by persons other than our officers and directors and the relatively small number of such unaffiliated shareholders.

Factors relating to Monitronics

Monitronics faces risks in acquiring and integrating new subscribers. The acquisition of alarm monitoring agreements (“AMAs”) by Monitronics involves a number of risks, including the risk that the purchased AMAs may not be profitable due to higher than expected account attrition, lower than expected revenues from the AMAs or lower than expected recoveries from dealers when applicable.  The purchase price Monitronics pays a dealer for an AMA is affected by the monthly recurring revenue generated by the AMA, as well as several other factors, including the level of competition, its prior experience with AMAs purchased from the dealer, the number of AMAs purchased, the subscriber’s credit score and the type of security equipment used by the subscriber.  To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the AMAs or the recoveries from dealers, when applicable, are lower than expected, Monitronics’ business and results of operations could be materially and adversely affected.

Monitronics is subject to credit risk and other risks associated with its subscribers.  Substantially all of Monitronics’ revenues are derived from the recurring monthly revenue due from subscribers under the AMAs.  Monitronics is therefore dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner.  Although subscribers are contractually obligated to pay amounts due under an AMA and are prohibited from canceling the AMA for the initial term of the AMA (typically three years), subscribers’ payment obligations to Monitronics are unsecured, which could impair the ability of Monitronics to collect any unpaid amounts from its subscribers.  To the extent defaults by subscribers of their obligations under the AMAs are greater than anticipated, Monitronics’ business and results of operations could be materially and adversely affected.

Monitronics relies on a significant number of its subscribers remaining with it as subscribers for an extended period of time.  Monitronics pays a significant upfront purchase price for each new subscriber.  It requires a substantial amount of time, typically exceeding the initial term of the related AMA, for it to receive cash payments (net of its variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, Monitronics’ long-term performance is dependent on its subscribers remaining with it as subscribers for as long as possible.  This requires Monitronics to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions and the affordability of its service.  If Monitronics fails to keep the subscribers for a sufficiently long period of time, attrition rates would be higher than expected and Monitronics’ financial position and results of operations could be materially and adversely affected.

Monitronics is subject to credit risk and other risks associated with its dealers.  Under the standard alarm monitoring purchase agreement (“AMPA”) that Monitronics enters into with its dealers, if an AMA terminates its service with Monitronics during the first twelve months after the AMA has been purchased, the dealer is typically required to elect between substituting another AMA for the terminating AMA or compensating Monitronics in an amount based on the original purchase price of the terminating AMA.  Monitronics is subject to the risk that dealers will breach their obligation to provide a comparable substitute AMA for a terminating AMA.  Although Monitronics withholds specified amounts from the purchase price paid to dealers for AMAs (holdback), which may be used to satisfy or offset these and other applicable dealer obligations under the AMPA, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under an AMPA.  If the holdback does prove insufficient to cover dealer obligations, Monitronics is also subject to the credit risk that the dealers may not have sufficient funds to compensate Monitronics when substitute AMAs are unavailable or that any such dealer will otherwise breach its obligation to compensate Monitronics for a terminating AMA.  To the extent defaults by dealers of their obligations under the AMPAs are greater than anticipated, Monitronics’ financial condition and results of operations could be materially and adversely affected.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact Monitronics’ results of operations, including prolonged downturns in the housing market.  The alarm monitoring business is dependent in part on national, regional and local economic conditions.  In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand.  In mid-2007 an extreme downturn began in the credit markets and other financial markets in the United States resulting in a decline in business and consumer confidence and increased unemployment and precipitating a deep economic recession with what currently appears to be a slow recovery. Although Monitronics has continued to grow its business during this downturn, no assurance can be given that it will be able to continue acquiring quality AMAs or that it will not begin to experience higher attrition rates. Further, the housing market in the United States continues to be particularly adversely affected by the economic recession and has not improved at the same pace as other aspects of the economy.  Any further deterioration in new construction and sales of existing single family homes could reduce opportunities to make sales of new security systems and services and reduce opportunities to take over existing security systems that had previously been monitored by Monitronics’ competitors.  If macroeconomic conditions in the United States do not improve or materially worsen, Monitronics’ financial position and results of operations could be materially and adversely affected.

Adverse economic conditions in States where Monitronics’ subscribers are more heavily concentrated may negatively impact Monitronics’ results of operations.  Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where Monitronics’ subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although Monitronics has a geographically diverse subscriber base, adverse conditions in one or more States where Monitronics’ business is more heavily concentrated could have a significant adverse effect on its financial position and results of operations.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, Monitronics’ may experience a reduction in new customer growth or an increase in its subscriber attrition rate.  It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that are covered by alarm monitoring contracts.  There can be no assurance that insurance companies will continue to offer these rate reductions.  If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from Monitronics’ potential customer pool, which could hinder the growth of Monitronics’ business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase Monitronics’ attrition rates.  In either case, Monitronics’ results of operations and growth prospects could be adversely affected.

Risks of liability from Monitronics’ business and operations may be significant.  The nature of the services provided by Monitronics potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.  If subscribers believe that they incurred losses as a result of an action or a failure to act by Monitronics, the subscribers could bring claims against Monitronics, and Monitronics has been subject to lawsuits of this type from time to time.  Similarly, if dealers believe that they incurred losses or were denied rights under the AMPAs as a result of an action or a failure to act by Monitronics, the dealers could bring claims against Monitronics. Substantially all of Monitronics’ AMAs and AMPAs contain provisions limiting Monitronics’ liability to subscribers and dealers, respectively, in an attempt to reduce this risk.  However, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on Monitronics’ financial condition. In addition, there can be no assurance that Monitronics is adequately insured for these risks. Certain of its insurance policies and the laws of some States may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.  If significant uninsured damages are assessed against Monitronics, the resulting liability could have a material adverse effect on Monitronics’ financial condition.

Future litigation could result in adverse publicity for Monitronics.  In the ordinary course of business, from time to time, Monitronics is the subject of complaints or litigation from subscribers, sometimes related to alleged violations of state consumer protection statutes, negligent dealer installation and negligent service of alarm monitoring systems.  Monitronics may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims.  In addition to diverting Monitronics’ management resources, adverse publicity resulting from such allegations may materially and adversely affect Monitronics’ reputation in the communities it services, regardless of whether such allegations are unfounded.  Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to Monitronics or at all.

A disruption to Monitronics’ monitoring facility and its back-up monitoring facility could adversely affect its business.  A disruption to both the monitoring facility and the back-up monitoring facility could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. A disruption could occur for many reasons, including fire, natural disasters, weather, transportation interruption, malicious acts or terrorism. Monitronics has taken reasonable precautions to mitigate this risk, and its main monitoring facility holds Underwriters’ Laboratories listings as protective signaling services stations and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards.  However, no assurance can be given that both of Monitronics’ monitoring facilities will not be impacted by a disruption, including one from a catastrophic event or natural disaster.  Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

Monitronics relies on third parties to transmit signals to its monitoring facilities.  Monitronics relies on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facilities in a timely and consistent manner.  These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facilities for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism.  The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facilities in a timely manner could affect Monitronics’ ability to provide alarm monitoring services to its subscribers.  There can be no assurance that third-party telecommunications providers and signal processing centers will continue to transmit and communicate signals to the monitoring facilities without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

The alarm monitoring business is subject to technological innovation over time.  Monitronics’ monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers’ premises. Monitronics may be required to implement new technology either to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures.  To the extent competitors of Monitronics have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by Monitronics may become less attractive to current or future subscribers thereby reducing demand for their products and services and increasing attrition over time.  Those competitors that benefit from the capital available to them as part of an affiliated group of companies may be at a particular advantage to Monitronics in this respect.  If Monitronics is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect Monitronics’ business by increasing its rate of subscriber attrition.  Monitronics also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new AMAs.

Shifts in customer selection of telecommunications services could adversely impact Monitronics’ financial condition.  Monitronics’ operating model relies to some degree on its subscribers’ continued use of traditional, land-line telecommunications services, which Monitronics uses to communicate with monitoring equipment at the subscribers’ locations. Although Monitronics’ offers alarm systems that can communicate signals to the monitoring facility using various wireless and/or internet-based communication technologies, such solutions are presently more expensive than alarm communicators based on the traditional land-line network. In order to continue to service existing subscribers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, subscribers may be required to upgrade to more expensive technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land-lines to alternatives may mean more existing subscribers will cancel service with Monitronics. Continued shifts in customer preferences regarding telecommunications services could have a material and adverse impact on Monitronics’ subscriber attrition rates and financial condition.

A loss of experienced employees could adversely affect Monitronics. The success of Monitronics has been largely dependent upon the active participation of its officers and employees.  The loss of the services of key members of Monitronics’ management for any reason may have a material adverse effect on the operations of Monitronics and the ability of Monitronics to maintain and grow its business.  Monitronics depends on the managerial skills and expertise of its management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the AMAs and administering and providing dealer services under the AMPAs.  There is no assurance that Monitronics will be able to retain its current management and other experienced employees or replace them satisfactorily to the extent they leave the employ of Monitronics.  The loss of any such experienced employees’ services and expertise could materially and adversely affect Monitronics’ business.

The high level of competition in Monitronics’ industry could adversely affect its business.  The security alarm monitoring industry is highly competitive and fragmented.  As of December 31, 2011, Monitronics was the third largest alarm monitoring company in the United States when measured by the total number of subscribers under contract.  Monitronics faces competition from other alarm monitoring companies, including companies that have more capital than it has and that may offer higher prices and more favorable terms to dealers for AMAs purchased or charge lower prices for its monitoring services.  Monitronics also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and from new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs.  This competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or requiring it to increase the price it pays for such AMAs, thus reducing its return on investment and negatively impacting its revenues and results of operations.

Monitronics’ credit facility and securitization facility impose many restrictions.  The agreements governing Monitronics’ indebtedness restrict our ability to, among other things:

•  incur additional indebtedness;

•  pay dividends and make distributions;

•  issue common and preferred stock of any future subsidiaries;

•  make certain investments;

•  create liens;

•  enter into transactions with affiliates;

•  merge or consolidate;

•  transfer and sell assets; and

•  acquire certain types of alarm monitoring contracts.

Monitronics must also comply with certain financial covenants under the credit facility and the securitization facility.  Credit facility covenants include those that relate to capital expenditure limits, maximum total Monitronics debt to EBITDA (as defined therein), maximum Monitronics fixed charge coverage ratio, and if we have not refinanced the securitization facility by June 30, 2012, a maximum recurring revenue leverage ratio.  Securitization covenants include maximum total Monitronics debt to EBITDA ratio, a debt interest coverage ratio, attrition rate maximums and average recurring monthly revenue minimums.  If Monitronics cannot comply with any of these financial covenants, it may not be able to make additional draw downs under the revolving credit facility.  In addition, failure to comply with the restrictions contained in the credit facility or the securitization facility could lead to an event of default, which could result in the acceleration of a substantial amount of indebtedness.

The terms of Monitronics’ securitization facility limit its access to the cash generated by a substantial portion of its alarm monitoring contracts.  The long-term debt of Monitronics at December 31, 2011, includes $838 million in principal in secured notes under a securitization facility.  These notes were issued by Monitronics Funding LP, a subsidiary of Monitronics, which we refer to as “Funding”.  Pursuant to the terms of the securitization facility, alarm monitoring contracts for approximately 616,000 of Monitronics subscriber accounts are owned by Funding, representing approximately 87% of the total number of subscriber accounts of Monitronics and its subsidiaries as of December 31, 2011.  Such alarm monitoring agreements, and the monthly recurring revenue and other proceeds thereof, are pledged as collateral to secure the obligations of Funding under the securitization facility. As a result of this arrangement, the cash generated by these accounts is not available for distribution up to Monitronics and is instead used for the payment of servicing fees to Monitronics Security LP (another subsidiary of Monitronics, which we refer to as “Security”), interest payments, and the purchase of new alarm monitoring contracts, and the payment of a marketing fee to Monitronics.  Any new alarm monitoring contracts acquired with these funds must be pledged as collateral to the securitization debt.  The securitization facility also requires that Funding maintain a portion of its cash in an interest reserve account.  At

December 31, 2011, Funding held approximately $51 million in restricted cash, of which $28 million was held in an interest reserve account and $23 million was held in satisfaction of its other obligations under the securitization facility.  Absent the repayment or refinancing of the securitization facility, Monitronics will not have access to the cash generated by the alarm monitoring contracts that support the securitization facility. While we expect Monitronics will be able to refinance or amend the terms of the securitization facility, there can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to us or at all.

If we do not refinance or repay the existing Monitronics securitization facility by July 2012, our borrowing costs under that facility will increase substantially and Monitronics’ access to the cash of its subsidiaries will be significantly reduced.  If Monitronics does not refinance the securitization facility by July 2012, additional interest will begin to accrue at the rate of 5% per annum (including 0.5% of fees) on the two variable funding notes under the securitization facility, which have an aggregate principal balance of $288 million.  The effective interest rate payable by the Company under $550 million notional amount of swaps relating to the term notes under the securitization facility would also increase by 5% per annum (including 0.5% of fees) beginning July 2012.  Although such additional interest will not be payable in cash until all the securitization debt has been paid off, the increased leverage resulting from the accrual of such additional interest could reduce the amount of additional financing available to Monitronics and may therefore reduce Monitronics’ ability to acquire new subscriber accounts.  Also, under the terms of the securitization facility, Funding currently pays Security for monitoring and servicing the subscriber accounts owned by Funding, at an effective rate of $12.00 per active subscriber account per month plus reimbursement for field service costs related to customer moves and certain cellular monitoring costs.  As such fees exceed the aggregate out-of-pocket cost to Security of monitoring and servicing these subscriber accounts, the amount of this excess is available currently for distribution to Monitronics and may be used for other corporate purposes, including the purchase of additional subscriber accounts outside of the securitization facility.  Funding also pays Monitronics a dealer marketing fee of 1.5x recurring monthly revenue for new alarm monitoring contracts purchased by Funding.  Under the terms of the securitization facility, beginning July 2012, the amount of the monthly servicing fees payable by Funding to Security will decrease from a rate of $12.00 per active subscriber account per month to $7.50 per active subscriber account per month and the reimbursement for customer moves and cellular costs will be eliminated.  Furthermore, the dealer marketing fee will be eliminated since Funding will no longer be permitted to purchase alarm monitoring contracts.  These reductions will instead be used to make principal repayments at Funding and will substantially reduce or eliminate the excess cash that has been available at Security for distribution to Monitronics as well as the dealer marketing fee currently distributed to Monitronics.  If Monitronics does not repay or refinance the securitization facility by July 2012, the decrease in servicing fees and elimination of marketing fees could have a substantially adverse effect on its liquidity and reduce the capital resources available to Monitronics for purchasing AMAs.  While we expect Monitronics will be able to refinance or amend the terms of the securitization facility before July 2012, there can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to us or at all.

We may be unable to obtain additional funds to grow Monitronics’ business.  Monitronics intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer program, among other means. To continue its growth strategy, Monitronics may be required to make additional draw downs under its credit facility, seek financing through new credit arrangements or the possible sale of new securities or refinance its existing securitization facility, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect Monitronics’ ability to continue or accelerate its subscriber account acquisition activities.

Third party claims with respect to Monitronics’ intellectual property, if decided against Monitronics, may result in competing uses of Monitronics’ intellectual property or require the adoption of new, non-infringing intellectual property.  Monitronics has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that Monitronics does not own or have rights to use all intellectual property rights used in the conduct of its business. While Monitronics does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against Monitronics or claims that

Monitronics’ rights to its intellectual property are invalid or unenforceable, and Monitronics cannot guarantee that these claims will be unsuccessful.  Any claims involving rights to use the “Monitronics” mark could have a material adverse effect on the alarm monitoring business, if such claims were decided against Monitronics and it were precluded from using or licensing the “Monitronics” mark or others were allowed to use it.  If Monitronics were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name.  In the event that Monitronics was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property.  There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors relating to Regulatory Matters

“False Alarm” ordinances could adversely affect Monitronics’ business and operations.  Significant concern has arisen in certain municipalities about the high incidence of false alarms. In some localities, this concern has resulted in local ordinances or policies that restrict police response to third-party monitored burglar alarms. In addition, an increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms, including:

•        subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

•        imposing fines on alarm monitoring services customers for false alarms;

•        imposing limitations on the number of times the police will respond to alarms at a particular location; and

•        requiring further verification of an alarm signal, such as visual verification or verification to two different phone numbers, before the police will respond.

Enactment of these measures could adversely affect Monitronics’ future operations and business.  For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid.  Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm.  If Monitronics needs to hire security guards or use third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability of Monitronics to fund properly its ongoing operations, or increased costs to its customer, which may limit its ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although Monitronics has less than 35,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect its business.

Monitronics’ business operates in a regulated industry.  Monitronics’ business, operations and employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, the advertising and sales practices of Monitronics are subject to regulation by the U.S. Federal Trade Commission in addition to state consumer protection laws that have general application that extend to Monitronics’ business.  Most states in which Monitronics operates have licensing laws directed specifically toward the monitored security services industry. Monitronics’ business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require Monitronics to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of Monitronics’ operating permits and licenses. If laws and regulations were to change or Monitronics failed to comply, Monitronics’ business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in the AMAs, or purporting to characterize certain charges in the AMAs as unlawful, could adversely affect Monitronics’ business and operations. The AMAs typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, Monitronics may charge the customer the amounts that would have been paid over the remaining term of the contract, or charge an early cancellation fee.  Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the AMAs, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact Monitronics’ business. Adverse judicial determinations regarding these matters could increase legal exposure to customers against whom such charges have been imposed, and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on Monitronics business and operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 90,000 square feet in California and 20,000 square feet in New York.  All locations are 100% subleased to third parties.  The Company leases approximately 35,000 square feet in New Jersey and the space is being marketed for sublease.  The Company leases approximately 4,000 square feet in Colorado.  In addition, the Company owns approximately 290,000 square feet of real estate of which approximately 270,000 square feet is leased to third parties.  The Company is currently exploring opportunities to dispose of or monetize such real property.

Monitronics leases approximately 110,000 square feet in Dallas, Texas to house its executive offices, monitoring center, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring May 31, 2015 and 12,000 square feet is under a seven-year lease expiring January 31, 2015.  Monitronics also leases approximately 13,000 square feet for the McKinney, Texas back-up monitoring facility.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and similar claims incidental to the conduct of its business.  Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations, either individually or in the aggregate.

ITEM 4.  MINING SAFETY DISCLOSURES

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA.  Our Series B common stock is eligible for quotation on the OTC Bulletin Board under the symbol ASCMB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2011 and 2010.  High and low bid information for our Series B common stock is not available.

	Series A
	High	Low

2011
First quarter	49.85	37.12
Second quarter	53.05	42.90
Third quarter	58.37	38.38
Fourth quarter	52.74	35.88

2010
First quarter	28.43	24.66
Second quarter	30.53	25.26
Third quarter	28.85	25.27
Fourth quarter	39.12	26.73

Holders

As of January 31, 2012, there were approximately 1,121 and 64 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our Board of Directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of shareholders.

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

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A common stock for the period beginning September 18, 2008 and ended December 31, 2011 as compared to the

NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on September 18, 2008 and that all subsequent dividends were reinvested in additional shares.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A common stock.

	9/18/08	12/31/08	12/31/09	12/31/10	12/31/11
ASCMA Series A	$100.00	$80.37	$93.83	$142.45	$186.40

NASDAQ Stock Market Index	$100.00	$71.71	$103.19	$120.63	$118.46

Purchases of Equity Securities By the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended December 31, 2011:

Period	Total number of shares purchased (surrendered)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/11 - 10/31/11	1,657	(1)	$36.65	—	—
11/01/11 - 11/30/11	13,865	(2)	$41.52	13,865		(2)
12/01/11 - 12/31/11	3,154	(1)	$47.75	—	—
Total	18,676		$42.14	13,865

(1)             Represents shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

(2)             On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  As of December 31, 2011, up to $13,512,000 of Series A Common Stock remains to be purchased under the program.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  The following data should be read in conjunction with our consolidated financial statements. (amounts in thousands, except per share amounts)

	December 31,
	2011	2010	2009	2008	2007

Summary Balance Sheet Data:

Current assets	$289,893	240,686	416,891	490,042	362,725
Property and Equipment, net	$74,697	78,211	63,721	65,806	77,441
Total assets	$1,625,959	1,644,882	682,987	745,304	830,986
Current liabilities	$114,313	93,906	70,872	91,202	119,571
Long-term debt	$892,718	896,733	—	—	—
Stockholders’ equity	$560,327	547,740	582,596	625,310	686,896

	Years ended December 31,
	2011	2010	2009	2008	2007

Summary Statement of Operations Data:

Net revenue	$311,898	$9,129	—	—	—
Operating income (loss)	$23,006	$(33,490)	(32,557)	(22,681)	(23,149)
Net loss from continuing operations	$(28,152)	$(33,501)	(55,805)	(7,664)	6,041
Net income (loss), (a)(b)(c)	$20,637	$(38,494)	(52,897)	(64,619)	(132,331)
Basic and diluted income (loss) per common share (d)	$1.45	$(2.71)	(3.76)	(4.60)	(9.41)

(a)          Includes impairment of goodwill of $165,347,000 for the year ended December 31, 2007.  This impairment charge is included in discontinued operations as it relates to the Content Services group which is included in discontinued operations for all periods presented.

(b)         Includes impairment of goodwill of $95,069,000 for the year ended December 31, 2008.  This impairment charge relates to the Creative/Media business which is included in discontinued operations for all periods presented.

(c)          Includes a gain on the sale of Content Distribution of $66,136,000 and related income tax expense of $2,906,000 for the year ended December 31, 2011.  The gain and related tax expense is included in discontinued operations for all periods presented.

(d)         Basic and diluted net income (loss) per common share is based on (1) the actual number of basic and diluted shares for all periods subsequent to the spin off and (2) 14,061,618 shares, which is the number of shares issued in the spin off, for 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2011, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”).

Monitronics

On December 17, 2010, we signed and closed an agreement to acquire 100% of the outstanding capital stock of Monitronics, through the merger of our wholly owned subsidiary, Mono Lake Merger Sub, Inc., with and into Monitronics, with Monitronics surviving such merger. The cash consideration paid in connection with the merger was $397,088,000.  We also assumed approximately $795,000,000 in net debt (which we define as the principal amount of such debt less Monitronics cash) of Monitronics.  In connection with the acquisition, Monitronics entered into a credit agreement, which provides for a $60,000,000 term loan and a $115,000,000 revolving credit facility.  Ascent Capital has guaranteed payment of the term loan up to the first $30,000,000 of obligations thereunder.  At closing, Monitronics borrowed the full amount of the term loan and $45,000,000 under the revolving credit facility, for total initial borrowings under the credit facility of $105,000,000. The proceeds of such loans, after repayment of $5,000,000 outstanding under a previously existing credit facility, and payment of certain fees and expenses relating to the credit facility, were used to fund a portion of the aggregate merger consideration payable in connection with the acquisition of Monitronics. The remaining cash consideration paid was funded by cash on hand.

Monitronics is primarily engaged in the business of providing security alarm monitoring services:  monitoring signals from burglaries, fires, medical alerts, and other events, as well as providing customer service and technical support.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.  All direct external costs associated with the creation of subscriber accounts are capitalized and amortized over fifteen years using a 220% declining balance method beginning in the month following the date of purchase. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to a competitors’ service, and service issues.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of subscribers for that period.  Monitronics considers an account canceled when a subscriber terminates in accordance with the terms of the contract or if payment from the subscriber is deemed uncollectible.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics holds back a portion of the purchase price for every account purchased, typically 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010

Beginning balance of accounts Content Services group	670,450	621,186
Accounts purchased	114,691	126,619
Accounts cancelled (a)	(76,067)	(71,501)
Accounts guaranteed to be refunded by dealer	(8,194)	(5,854)
Ending balance of accounts	700,880	670,450
Monthly weighted average accounts	688,774	643,157
Attrition rate (a)	(11.0)%	(11.1)%

(a)          Net of canceled accounts that are contractually guaranteed by the dealer.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of purchase. Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years Monitronics has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  Over the next three years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years.  The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract.  After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Adjusted EBITDA

Beginning in the first quarter of 2011, Ascent Capital changed one of the key financial measures that it uses to evaluate its performance.  Ascent Capital now uses net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, non-cash or non-recurring restructuring charges and stock-based and other non-cash long-term incentive compensation (which is referred to as “Adjusted EBITDA”) instead of adjusted operating income before depreciation and amortization, and stock-based and other non-cash long-term incentive compensation (which is referred to as “Adjusted OIBDA”).  Ascent Capital made this change as a result of the sale of most of its historical operating subsidiaries and the acquisition of Monitronics, a security alarm monitoring company, which is now its primary operating subsidiary.  Financial information for prior periods has been revised to retrospectively reflect Ascent Capital’s change in this financial measure.

Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which covenants are calculated under the agreements governing Monitronics’ debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated.  The results of operations for Monitronics are included from December 17, 2010, the date of acquisition (dollar amounts in thousands).

	Years ended December 31,
	2011	2010	2009

Net revenue	$311,898	9,129	$—
Cost of services	40,553	1,422	—
Selling, general, and administrative	76,845	30,314	27,451
Amortization of subscriber accounts and dealer network	159,619	5,980	—
Restructuring charges	4,258	4,604	695
Depreciation	7,052	3,067	4,259
Interest expense	42,813	2,672	102
Income tax expense from continuing operations	2,457	270	28,721
Realized and unrealized loss on derivative financial instruments	10,601	1,682	—
Net loss from continuing operations	(28,152)	(33,501)	(55,805)
Income (loss) from discontinued operations, net of income tax	48,789	(4,993)	2,908
Net income (loss)	20,637	(38,494)	(52,897)

Adjusted EBITDA
Monitronics business Adjusted EBITDA	$214,485	5,577	$ N/A
Corporate Adjusted EBITDA	(12,052)	(20,259)	(22,261)
Total Adjusted EBITDA	$202,433	(14,682)	$(22,261)

Adjusted EBITDA as a percentage of Revenue
Monitronics business	68.8%	61.1%	N/A
Corporate	(3.9)%	N/A	N/A

Net revenue.  Revenue increased $302,769,000 and $9,129,000 for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year.  Revenue is generated from alarm monitoring operations within the Monitronics business, which was acquired on December 17, 2010.  The 2011 increase in revenue is primarily attributable to a full year’s operations in 2011 as compared to 15 days in 2010.  Furthermore, 2011 revenue increased as a result of a 7.1% increase in monthly weighted average subscriber accounts from 643,157 for the twelve months ended December 31, 2010 to 688,774 for the twelve months ended December 31, 2011.  As Ascent Capital did not own Monitronics in 2009, there was no revenue for the respective period as businesses existing in 2009 have been included in discontinued operations.

Cost of Services.  Cost of services increased $39,131,000 and $1,422,000 for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year.  Cost of services includes costs incurred from alarm monitoring operations within the Monitronics business, which was acquired on December 17, 2010.  The 2011 increase in cost of services is attributable to a full year’s operations in 2011 as compared to 15 days in 2010.  As Ascent Capital did not own Monitronics in 2009, there was no cost of services for the respective period as businesses existing in 2009 have been included in discontinued operations.

Selling, General and Administrative. Selling, general and administrative expense (SG&A) was $76,845,000, $30,314,000 and $27,451,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  SG&A expense increased $46,531,000 and $2,863,000 for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year.  For 2011, the increase was mainly due to increased SG&A expense related to Monitronics, which was acquired on December 17, 2010.  Monitronics SG&A expenses were $57,170,000 for the year ended December 31, 2011 as compared to $2,130,000 for the year ended December 31, 2010.  For 2010, the increase was mainly due to SG&A expenses from the Monitronics business which was acquired on December 17, 2010, increased stock-based compensation and long-term incentive compensation of $1,781,000, and transaction costs related to the acquisition of Monitronics of approximately $1,300,000.  The increases in 2011 and 2010 were partially offset by lower labor and other administrative costs, which declined due to the implementation of restructuring and cost mitigation measures.

Stock-based and Long-term Incentive Compensation.  Stock-based and long-term incentive compensation was $4,456,000, $4,182,000, and $2,401,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in SG&A in our consolidated statements of operations.  The expense for the year ended December 31, 2011, was related to restricted stock and stock options for awards granted to certain executives. The expense for the year ended December 31, 2010, was related to restricted stock, stock options and cash distributions for awards granted in 2010 under the amended 2006 Long-Term Incentive Plan (“2006 LTIP”).  In addition, the 2010 amount also includes approximately $425,000 of accelerated vesting of restricted stock and stock options related to the death benefits of our chief operating officer pursuant to the terms of the Ascent Capital Group, Inc. 2008 Incentive Plan.  The expense for the year ended December 31, 2009, was related to restricted stock and stock option awards granted to certain executives.

Amortization of Subscriber Accounts and Dealer Network.  Amortization expense was $159,619,000 and $5,980,000 for the years ended December 31, 2011 and 2010, respectively.  For 2011, the increase in amortization expense of $153,639,000 is primarily due to a full year’s amortization occurring in 2011 as compared to 15 days in 2010.  The Company had no such assets in 2009, thus no amortization was recorded for that year.

Restructuring Charges.  During 2011, 2010 and 2009, we completed certain restructuring activities and recorded charges of $4,258,000, $4,604,000 and $695,000, respectively, which relate to our continuing operations.

In the fourth quarter of 2010, we began a new restructuring plan (the “2010 Restructuring Plan”) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as we sold most of our media and entertainment services assets and acquired Monitronics, an alarm monitoring business.  Such charges included retention costs for employees to remain employed until the sales are complete, severance costs for certain employees that were not retained by the buyers and facility costs that were no longer being used by us due to the sales.

Before we implemented the 2010 Restructuring Plan, we had just completed a restructuring plan that was implemented in 2008 and concluded in September 2010 (the “2008 Restructuring Plan”).  The 2008 Restructuring Plan was implemented to align our organization with our strategic goals and how we operate, manage and market our services.  The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of our Mexico operations.

The following table provides the activity and balances of the 2010 Restructuring Plan and the 2008 Restructuring Plan.

	Opening Balance	Additions	Deductions (a)	Ending Balance
	Amounts in thousands

2010 Restructuring Plan
Severance and retention	$—	3,994	(404)	3,590
Excess facility costs	—	—	—	—
December 31, 2010	$—	3,994	(404)	3,590

Severance and retention	$3,590	4,186	(5,890)	1,886	(b)
Excess facility costs	—	—	—	—
December 31, 2011	$3,590	4,186	(5,890)	1,886

2008 Restructuring Plan
Severance	$404	647	(830)	221
Excess facility costs	60	48	(15)	93
December 31, 2009	$464	695	(845)	314

Severance	221	477	(689)	9
Excess facility costs	93	133	(15)	211
December 31, 2010	$314	610	(704)	220

Severance	9	—	(9)	—
Excess facility costs	211	72	(47)	236	(b)
December 31, 2011	$220	72	(56)	236

(a) Primarily represents cash payments.

(b) Substantially all of this amount is expected to be paid in 2012.

Depreciation.  Depreciation expense was $7,052,000, $3,067,000 and 4,259,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  Depreciation expense increased $3,985,000 and decreased $1,192,000 for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year.  The increase in 2011 is mainly due to depreciation expense related to Monitronic’s assets which were acquired on December 17, 2010.  The 2010 decrease in depreciation expense is due to decreased corporate assets as compared to the prior year, partially offset by deprecation of property and equipment acquired in the Monitronics acquisition.

Interest Expense.  Interest expense was $42,813,000, $2,672,000, and $102,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  The increase in 2011 interest expense of $40,141,000 and $2,570,000 as compared to the respective prior year is due to the increase in debt associated with the acquisition of Monitronics on December 17, 2010.  Interest expense includes amortization of debt discount of $16,985,000 and $780,000 for the years ended December 31, 2011 and 2010.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments was $10,601,000, $1,682,000, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.  The increase in 2011 is attributable to a full year’s operations in 2011 as compared to 15 days in 2010.  For year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives.  For year ended December 31, 2010, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $1,504,000 partially and a $178,000 unrealized loss related to the change in the fair value of these derivatives.  As the Company did not have derivative financial instruments in 2009, there was no related realized and unrealized loss on derivative financial instruments for that year.

Income Taxes from Continuing Operations.  For the year ended December 31, 2011, we had a pre-tax loss from continuing operations of $25,695,000 and an income tax expense from continuing operations of $2,457,000.  For the year ended December 31, 2010, we had a pre-tax loss from continuing operations of $33,231,000 and an income tax expense from continuing operations of $270,000.  For the year ended December 31, 2009, we had a pre-tax loss from continuing operations of $27,084,000 and an income tax expense from continuing operations of $28,721,000.

The Company incurred tax expense for the year ended December 31, 2009 due to the establishment of a valuation allowance against its deferred tax assets.  In 2011 and 2010, the Company continues to have a valuation allowance against its deferred tax assets.

Earnings from Discontinued Operations, Net of Income Taxes. We recorded earnings (losses) from discontinued operations, net of income taxes of $48,789,000, $(4,993,000) and $2,908,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  These amounts included the earnings of the discontinued operations and the gain or loss on the sales.  See further information about the discontinued operations below.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to loss from continuing operations before income taxes.

	Year Ended December 31,
	2011	2010	2009
	Amounts in thousands

Total Adjusted EBITDA	$202,433	(14,682)	(22,261)
Amortization of subscriber accounts and dealer networks	(159,619)	(5,980)	—
Depreciation	(7,052)	(3,067)	(4,259)
Stock-based and long-term incentive compensation	(4,456)	(4,182)	(2,443)
Restructuring charges	(4,258)	(4,604)	(695)
Realized and unrealized loss on derivative instruments	(10,601)	(1,682)	—
Interest income	671	3,638	2,676
Interest expense	(42,813)	(2,672)	(102)
Income tax expense from continuing operations	(2,457)	(270)	(28,721)
Loss from continuing operations before income taxes	$(28,152)	(33,501)	(55,805)

The Monitronics business Adjusted EBITDA as a percentage of revenue was 68.8% and 61.1% for the years ended December 31, 2011 and 2010, respectively.  The Monitronics business Adjusted EBITDA was $214,485,000 and $5,577,000 for the years ended December 31, 2011 and 2010, respectively.

Discontinued Operations

The following businesses have been treated as discontinued operations in the consolidated financial statements for all periods presented.

Systems Integration

As discussed above, the Company shut down the operations of the Systems Integration business in June 2011.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance.

Content Distribution

As discussed above, the Company sold the Content Distribution business to Encompass on February 28, 2011.  We recorded a pre-tax gain on the sale of $66,136,000 and income tax expense of $2,906,000.  The gain and related income tax expense are included in income (loss) from discontinued operations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2011.

Creative/Media

As discussed above, the Company sold the Creative/Media business to Deluxe on December 31, 2010.  We recorded a pre-tax loss on the sale of $27,110,000 and an income tax benefit of $7,587,000.  The loss and related income tax benefit are included in income (loss) from discontinued operations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2010.

GMX

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group.  Ascent Capital recorded a charge of $1,838,000 to write off the assets and recorded severance costs in connection with the shutdown for the year ended December 31, 2010.

Chiswick Park

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc.  The net cash proceeds on the sale were $34,800,000.  We recorded a pre-tax gain on the sale of $25,498,000 and $3,423,000 of related income tax expense.  The gain and related income tax expense are included in income (loss) from discontinued operations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, we have $183,558,000 of cash and cash equivalents, $31,196,000 of current restricted cash, and $40,377,000 of marketable securities.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities.  In 2011, the operating cash flows were primarily generated from the operations of Monitronics, which was acquired in December 2010.  In 2010 and in prior years, the operating cash flows were primarily generated from the Creative/Media, Content Distribution and Systems Integration businesses.  Since we have sold both the Creative/Media and Content Distribution business and shutdown the operations of the Systems Integration business, future operating cash flows will be generated almost entirely from the operations of Monitronics.  During the years ended December 31, 2011, 2010 and 2009, our cash flow from operating activities was $131,238,000, $50,300,000 and $35,974,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2011 and 2010, we used cash of $162,714,000 and $4,214,000, respectively, to fund purchases of subscriber accounts.  In addition, during the years ended December 31, 2011, 2010 and 2009, we used cash of $4,242,000, $139,000 and $1,420,000, respectively, to fund our capital expenditures. In December 2010, we paid cash of $388,401,000 to acquire Monitronics, net of Monitronics cash on hand of $7,475,000, to fund a portion of the purchase price on Monitronics.

On June 16, 2011, our Board of Directors authorized the repurchase of up to $25,000,000 of our Series A common stock.  During 2011, we repurchased 269,659 shares of our Series A common stock at an average purchase price of $42.60 per share for a total of approximately $11,488,000 pursuant to this authorization. These shares were returned to authorized and unissued, reducing the number of our shares outstanding.

During 2011, we purchased marketable securities primarily consisting of diversified corporate bond funds for cash of $40,253,000 in order to improve our investment rate of return. During 2010, we purchased marketable securities consisting of diversified corporate bond funds for cash of $41,757,000 and sold all of the marketable securities we held in December 2010 for cash proceeds of $96,685,000 to fund the acquisition of Monitronics.  During 2009, we purchased marketable securities consisting of diversified corporate bond funds for cash of $68,126,000 in order to improve our investment rate of return.  We sold a portion of these securities for cash proceeds of $16,309,000.

As part of the Monitronics acquisition, we assumed Monitronics long-term debt with a principal balance of $838 million at December 31, 2010.  Such indebtedness is the obligation of Monitronics and certain of its subsidiaries and is not guaranteed by us or any of our other subsidiaries.  In addition to the Monitronics’ cash on hand, we also acquired restricted cash which totaled $51 million at December 31, 2010.  Also, in order to partially fund the cash consideration used for the Monitronics acquisition, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”).  The Credit Facility provides a $60,000,000 term loan and an $115,000,000 revolving credit facility, under which Monitronics has borrowed $65,300,000 as of December 31, 2011.  The term loan matures on June 30, 2012, and requires principal installments of $20,000,000 on the first day of business on or after December 31, 2011 and March 31, 2012.  The revolving credit facility matures on December 17, 2013.  The Credit Facility is currently subject to certain financial and nonfinancial covenants which include maximum leverage ratios and minimum fixed charge coverage ratios, and beginning June 30, 2012 will become subject to a recurring monthly revenue leverage ratio.  Ascent Capital guaranteed $30,000,000 of the aggregate principal amount of the term loan outstanding under the Credit Facility.

In considering our liquidity requirements for 2012, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases.  In addition, additional cash will be needed to meet Monitronics’ debt service obligations on its long-term debt, any settlement of Monitronics’ derivative financial instruments in advance of their scheduled terms, and capital expenditures.  We also considered the expected cash flow from Monitronics, as this business will be the primary driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility, under which Monitronics could borrow approximately $49,700,000 as of December 31, 2011.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of Monitronics at December 31, 2011 includes the principal balance of $838 million under a securitization facility.  The Class A-1 term notes issued under the securitization facility in the aggregate outstanding principal amount of $450,000,000 are due in full on July 15, 2027; all other notes issued under the facility, including the variable funding notes described below, are due on July 15, 2037.  However, certain terms of such securitization facility may impact our liquidity and capital structure in 2012.

As of December 31, 2011, alarm monitoring agreements for approximately 616,000 of Monitronics subscriber accounts are owned by Monitronics Funding LP, a subsidiary of Monitronics, which we refer to as “Funding”.  Such alarm monitoring agreements, and the monthly recurring revenue and other proceeds thereof, are pledged as collateral to secure the obligations of Monitronics under the securitization facility.  Under the terms of such facility, Issuer currently pays Monitronics Security LP (another subsidiary of Monitronics, which we refer to as “Security”) for monitoring and servicing the subscriber accounts owned by Funding, at an effective rate of $12.00 per active subscriber account plus reimbursement for field service costs related to customer moves and certain cellular monitoring cost.  Fees paid from Funding to Security can be distributed to Monitronics, but cash balances at Funding must be used to service the securitization indebtedness.  As the servicing fees paid by Funding to Security currently exceed the aggregate out-of-pocket costs of monitoring and servicing such subscriber accounts, the amount of such excess is available to Monitronics for other corporate purposes, including the purchase of additional subscriber accounts.  However, under the terms of the securitization facility, effective July 2012, the amount of the servicing fees payable by Funding to Security will decrease from an effective rate of $12.00 per active subscriber account to $7.50 per active subscriber account and the reimbursement for field service costs related to customer moves and certain cellular monitoring cost will be eliminated.  This decrease will substantially reduce or eliminate the excess cash available to Security for distribution to Monitronics.  Accordingly, if Monitronics does not repay or refinance the securitization facility by July 2012, the decrease in fees could have a substantially adverse effect on our liquidity and reduce the capital resources available to Monitronics for purchasing alarm monitoring accounts.  Monitronics is currently exploring opportunities to refinance or amend the terms of its securitization facility to avoid such potential adverse effects on its liquidity and capital resources.  While we expect Monitronics will be able to refinance or amend the terms of the securitization facility before July 2012, there can be no assurances that such a refinancing or amendment will be available to Monitronics on terms acceptable to us, or on any terms.

In addition, if Monitronics does not repay or refinance the securitization facility by July 2012, contingent additional interest will begin to accrue at the rate of 5% per annum (including 0.5% of fees) on the two variable funding notes (or “VFNs”) under the securitization facility, which have an aggregate principal balance of $288,000,000.  The effective interest rate payable by Monitroinics under $550 million notional amount of swaps relating to the term notes under the securitization facility would also increase by 5% per annum (including 0.5% of fees) beginning July 2012, if such swaps are then outstanding.  Although such additional interest will not be payable in cash until all of the securitization debt has been paid off, the accrued amount would reduce the borrowing base available to Monitronics under its new credit facility and may indirectly reduce Monitronics’ ability to acquire new subscriber accounts.

We may seek external equity or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that would be acceptable to us or at all.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2011 is summarized below:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
		Amounts in thousands
Operating leases	$5,663	9,338	6,652	2,467	24,120
Long-term debt (a)	60,000	65,300	—	838,000	963,300
Other	12,286	30	314	1,110	13,740
Total contractual obligations	$77,949	74,668	6,966	841,577	1,001,160

(a)          Amounts reflect principal amounts owed and therefore excludes discount of $10,582,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts.  Subscriber accounts, which totaled $838,441,000 at December 31, 2011, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics acquisition were recorded at fair value under the acquisition method of accounting.  Subscriber accounts purchased subsequent to the acquisition are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics acquisition are amortized using the 14-year 235% declining balance method.  The costs of subscriber accounts acquired subsequent to the acquisition are amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

We review the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and because the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.  This treatment results from the due diligence program that we have implemented in which a contract must meet certain purchase criteria before we purchase the account.  All of our customers contract for essentially the same service and we are consistent in providing that service regardless of the customers’ locations.  If we determine that an impairment has occurred, we write the subscriber accounts down to their fair value.

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

Valuation of Trade Receivables.  We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $10,973,000, net of allowance for doubtful accounts of $1,815,000, as of December 31, 2011.  As of December 31, 2010, our trade receivables balance was $11,092,000, net of allowance for doubtful accounts of $250,000.

Valuation of Deferred Tax Assets.  In accordance with the Income Taxes Topic of the FASB ASC, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $29,248,000 and $33,347,000 as of December 31, 2011 and 2010, respectively.

Valuation of Goodwill.  As of December 31, 2011, we had goodwill of $349,227,000, which represents approximately 21% of total assets.  This goodwill was recorded in connection with the acquisition of Monitronics on December 17, 2010.  We are required to test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. Recoverability of goodwill for the reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

We perform our annual goodwill impairment analysis during the fourth quarter of each fiscal year.  In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely impact our operating results and financial position.

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

Interest Rate Risk

As of December 31, 2011, we have variable interest rate debt with principal amounts of $963,300,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2011, we have a derivative financial instrument liability of approximately $36,279,000, which represented the derivative’s fair value at that date.  The derivatives are not designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date.

Year of Maturity	Swaps (a)	Variable Rate Debt	Total
	Amounts in thousands
2012	$16,959	60,000	76,959
2013	—	—	—
2014	19,320	65,300	84,620
2015	—	—	—
2016	—	—	—
Thereafter	—	838,000	838,000
Total	$36,279	963,300	999,579

Fair Value	$36,279	$952,718	$988,997

(a)          The average interest rate paid on the Swaps is 6.48% and the average interest rate received is the 1-month LIBOR rate plus 0.9%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on Page 38.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Ascent Capital’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework .

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2011, Ascent Capital’s internal control over financial reporting is effectively designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on page 38 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ascent Capital Group, Inc.:

We have audited the internal control over financial reporting of Ascent Capital Group, Inc. as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ascent Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ascent Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Capital Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 29, 2012

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

Amounts in thousands, except share amounts

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$183,558	149,857
Restricted cash (note 2)	31,196	28,915
Trade receivables, net	10,973	11,092
Deferred income tax assets, net (note 13)	5,881	9,070
Investments in marketable securities (note 8)	40,377	—
Assets of discontinued operations (note 5)	—	22,990
Income taxes receivable	308	8,798
Prepaid and other current assets	17,600	9,964
Total current assets	289,893	240,686

Restricted cash (note 2)	28,000	35,000
Property and equipment, net (note 6)	74,697	78,211
Subscriber accounts, net (note 2)	838,441	822,811
Dealer network, net (note 2)	39,933	50,013
Goodwill	349,227	349,227
Assets of discontinued operations (note 5)	62	62,420
Other assets, net (note 2)	5,706	6,514
Total assets	$1,625,959	$1,644,882

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,987	7,059
Accrued payroll and related liabilities	5,149	8,510
Other accrued liabilities	19,000	14,366
Deferred revenue	6,803	3,382
Purchase holdbacks	12,273	9,818
Current portion of long-term debt (note 9)	60,000	20,000
Liabilities related to assets of discontinued operations (note 5)	7,101	30,771
Total current liabilities	114,313	93,906

Non-current liabilities:
Long-term debt (note 9)	892,718	896,733
Derivative financial instruments	36,279	64,745
Deferred income tax liability, net (note 13)	9,793	12,798
Other liabilities	12,529	18,282
Liabilities related to assets of discontinued operations (note 5)	—	10,678
Total liabilities	1,065,632	1,097,142

Commitments and contingencies (note 17)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,471,594 and 13,553,251 shares at December 31, 2011 and 2010, respectively	135	136
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 739,894 and 733,599 shares at December 31, 2011 and 2010, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,461,671	1,467,757
Accumulated deficit	(896,710)	(917,347)
Accumulated other comprehensive loss	(4,776)	(2,813)
Total stockholders’ equity	560,327	547,740
Total liabilities and stockholders’ equity	$1,625,959	$1,644,882

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (loss)

Years ended December 31, 2011, 2010 and 2009

Amounts in thousands, except per share amounts

	2011	2010	2009

Net revenue	$311,898	9,129	—
Operating expenses:
Cost of services	40,553	1,422	—
Selling, general, and administrative, including stock-based and long-term compensation (note 14)	76,845	30,314	27,451
Amortization of subscriber accounts and dealer network	159,619	5,980	—
Depreciation	7,052	3,067	4,259
Restructuring charges (note 12)	4,258	4,604	695
Loss (gain) on sale of operating assets, net	565	(2,768)	152
	288,892	42,619	32,557
Operating Income (loss)	23,006	(33,490)	(32,557)
Other income (expense):
Interest income	671	3,638	2,676
Interest expense	(42,813)	(2,672)	(102)
Realized and unrealized loss on derivative financial instruments	(10,601)	(1,682)	—
Other income (expense), net	4,042	975	2,899
	(48,701)	259	5,473
Loss from continuing operations before income taxes	(25,695)	(33,231)	(27,084)
Income tax expense from continuing operations (note 13)	(2,457)	(270)	(28,721)
Net loss from continuing operations	(28,152)	(33,501)	(55,805)
Discontinued operations:
Income (loss) from discontinued operations	48,836	(12,077)	(6,682)
Income tax (expense) benefit from discontinued operations	(47)	7,084	9,590
Income (loss) from discontinued operations, net of income taxes	48,789	(4,993)	2,908
Net income (loss)	$20,637	(38,494)	(52,897)
Other comprehensive income (loss) (note 15):
Foreign currency translation adjustments	(2,950)	4,026	4,693
Unrealized holding gain (loss), net of income tax	124	(1,352)	1,352
Pension liability adjustment	863	(1,870)	(1,709)
Other comprehensive income (loss)	(1,963)	804	4,336
Comprehensive income (loss)	$18,674	$(37,690)	(48,561)

Basic and diluted earnings (loss) per share (note 2)
Continuing operations	$(1.98)	(2.36)	(3.97)
Discontinued operations	3.43	(0.35)	0.21
Net income (loss)	$1.45	(2,71)	(3.76)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

Amounts in thousands

	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$20,637	(38,494)	(52,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income tax	(48,789)	4,993	(2,908)
Amortization of subscriber accounts and dealer network	159,619	5,980	—
Depreciation	7,052	3,067	4,259
Stock-based compensation	4,732	3,148	2,443
Deferred income tax expense	181	747	22,194
Unrealized (gain) loss on derivative financial instruments	(28,044)	1,682	—
Long term debt amortization	16,985	780	—
Loss (gain) on sale of assets, net	565	(2,768)	152
Other non-cash activity, net	6,428	(1,874)	2,145
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(5,365)	1,806	—
Prepaid expenses and other assets	225	4,368	(3,535)
Payables and other liabilities	(4,546)	12,388	(6,695)
Operating activities from discontinued operations, net	1,558	54,477	70,816
Net cash provided by operating activities	131,238	50,300	35,974

Cash flows from investing activities:
Capital expenditures	(4,242)	(139)	(1,420)
Purchases of subscriber accounts	(162,714)	(4,214)	—
Purchases of marketable securities	(40,253)	(41,757)	(68,126)
Decrease (increase) in restricted cash	4,719	(13,318)	—
Cash paid for acquisitions, net of cash acquired	—	(388,401)	—
Proceeds from sales of marketable securities	—	96,685	16,309
Proceeds from the sale of discontinued operations	99,488	92,121	—
Proceeds from the sale of operating assets	—	6,201	23
Other investing activities, net	—	54	—
Investing activities from discontinued operations, net	(3,196)	(37,553)	(31,674)
Net cash used in investing activities	(106,198)	(290,321)	(84,888)

Cash flows from financing activities:
Proceeds from long-term debt	78,800	110,300	—
Payments of long-term debt	(59,800)	(9,000)	—
Payment of deferred financing costs	—	(2,388)	—
Stock option exercises	1,291	—	2,121
Purchases (and retirement) of common stock	(11,488)	—	—
Other	—	2	—
Financing activities from discontinued operations, net	(142)	(1,950)	(1,810)
Net cash provided by financing activities	8,661	96,964	311
Net increase (decrease) in cash and cash equivalents	33,701	(143,057)	(48,603)
Cash and cash equivalents at beginning of year	149,857	292,914	341,517
Cash and cash equivalents at end of year	$183,558	149,857	292,914

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2011, 2010 and 2009

Amounts in thousands

							Accumulated
					Additional		other	Total
	Preferred	Common Stock			paid-in	Accumulated	comprehensive	stockholders
	stock	Series A	Series B	Series C	capital	deficit	income (loss)	equity

Balance at December 31, 2008	—	134	7	—	1,459,078	(825,956)	(7,953)	625,310
Net loss	—	—	—	—	—	(52,897)	—	(52,897)
Other comprehensive income (loss)	—	—	—	—	—	—	4,336	4,336
Stock-based compensation	—	—	—	—	2,443	—	—	2,443
Stock option exercises (note 14)	—	—	—	—	2,121	—	—	2,121
Shares withheld for tax liability	—	—	—	—	(263)	—	—	(263)
Other	—	—	—	—	1,546	—	—	1,546
Balance at December 31, 2009	—	134	7	—	1,464,925	(878,853)	(3,617)	582,596
Net loss	—	—	—	—	—	(38,494)	—	(38,494)
Other comprehensive income (loss)	—	—	—	—	—	—	804	804
Stock-based compensation	—	2	—	—	3,146	—	—	3,148
Shares withheld for tax liability	—	—	—	—	(314)	—	—	(314)
Balance at December 31, 2010	—	136	7	—	1,467,757	(917,347)	(2,813)	547,740
Net loss	—	—	—	—	—	20,637	—	20,637
Other comprehensive income (loss)	—	—	—	—	—	—	(1,963)	(1,963)
Stock repurchases (note 15)	—	(2)	—	—	(11,486)	—	—	(11,488)
Stock-based compensation	—	—	—	—	4,732	—	—	4,732
Stock option exercises (note 14)	—	1	—	—	1,290	—	—	1,291
Shares withheld for tax liability	—	—	—	—	(622)	—	—	(622)
Balance at December 31, 2011	$—	135	7	—	1,461,671	(896,710)	(4,776)	560,327

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(1)  Basis of Presentation

On July 7, 2011, Ascent Media Corporation merged with its direct wholly owned subsidiary, Ascent Capital Group, Inc., for the purpose of changing its name to Ascent Capital Group, Inc. The accompanying Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”) consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. (“Monitronics”) is the primary, wholly owned, operating subsidiary of the Company.  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts, and other events through security systems installed by independent dealers at subscribers’ premises.

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

(2)  Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements have been prepared in accordance with US GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.  At December 31, 2011, the Company had restricted cash of $51,420,000, including $28,000,000 that is classified as non-current, pursuant to the terms of Monitronics’ debt obligations.  In addition, $7,000,000 of current restricted cash at December 31, 2011 is held in an escrow account in connection with the final settlement of the sale of the Company’s Creative Services and Media Services business units (See note 5).  The remaining amount of restricted cash at December 31, 2011 represents cash held in an escrow account for the eventual settlement of the Company’s defined benefit plans which is expected to occur in 2012.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2011 and 2010 was $1,815,000 and $250,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
	Amounts in thousands
2011	$250	5,484	(3,919)	1,815
2010	$0	250	0	250
2009	$0	0	0	0

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the subscriber accounts that are acquired.  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  The securitization debt, net of debt discount, approximates fair value based on the terms of such debt in that it bears interest at variable market rates and requires Monitronics to maintain certain derivative financial instruments to fix the interest rate, and due to management’s expectation that the Company will be able to refinance and/or repay the debt in full by July 2012. In addition, the credit facility approximates fair value based on the terms of such debt in that it bears interest at variable market rates, the term note matures in June 2012, and the revolver matures December 2013.  See Note 11 for further fair value information.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Buildings	20 years
Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in Note 6)	3 - 5 years

Depreciation expense for property and equipment was $7,052,000, $3,067,000 and $4,259,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The costs of subscriber accounts acquired in the Monitronics acquisition are amortized using the 14-year 235% declining balance method.  The costs of subscriber accounts acquired subsequent to the acquisition are amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $149,539,000, $5,560,000, and $0 for the fiscal years ended December 31, 2011, 2010, and 2009, respectively.

Based on subscriber accounts held at December 31, 2011, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (in thousands):

2012	$135,027
2013	112,914
2014	94,476
2015	79,026
2016	64,597

Total	$486,040

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

Dealer Networks

Dealer networks is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics acquisition.  This intangible asset will be amortized on a straight-line basis over its estimated useful life of five years.  Amortization of dealer networks was $10,080,000 and $420,000 for the fiscal years ended December 31, 2011 and 2010, respectively.  Dealer networks intangible asset is reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

Goodwill and other intangible assets

The Company accounts for its goodwill pursuant to the provisions of the Intangibles — Goodwill and Other Topic of the FASB ASC.  In accordance with the FASB ASC, goodwill is not amortized, but rather tested for impairment at least annually.

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.

Recoverability of goodwill at a reporting unit level is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to the reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

Long-Lived Assets

Management reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.  For the year ended December 31, 2009, the Company recorded an asset impairment of $972,000 for one of its content services facilities, which is included in discontinued operations in the consolidated statement of operations.

Purchase Holdbacks

The Company typically withholds payment of a designated percentage of the purchase price when it purchases subscriber accounts from dealers.  The withheld funds are recorded as a liability until the guarantee period provided by the dealer has expired.  The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, which is typically one year from the date of purchase, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into United States dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into United States dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

The Company calculated the grant-date fair value for all of its stock options using the Black-Scholes Model.  Ascent Capital calculated the expected term of the awards using the simplified method included in SEC Staff Accounting Bulletin No. 107.  The volatility used in the calculation is based on the historical volatility of peer companies.  The Company used the risk-free rate for Treasury Bonds with a term similar to that of the subject options and has assumed a dividend rate of zero.

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock.  For the years ended December 31, 2011, 2010 and 2009, diluted EPS is computed the same as basic EPS since the Company recorded a loss from continuing operations, which would make potentially dilutive securities related to vested stock options antidilutive.

	Year Ended December 31,
	2011	2010	2009

Weighted average Series A and Series B shares	14,195,834	14,200,417	14,086,075

Indemnifications

On September 17, 2008 (“Spin-Off Date”), Ascent Capital was spun off from Discovery Holding Company (“DHC”) as effected by a distribution of Ascent Capital Series A and Series B common stock holders of DHC Series A and Series B common stock.  In connection with the spin off, Ascent Capital and DHC entered into certain agreements in order to govern certain ongoing relationships between Ascent Capital and DHC after the spin off and to provide mechanisms for an orderly transition.  These agreements included a tax sharing agreement.  Pursuant to the tax sharing agreement with DHC, Ascent Capital is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date.  The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Ascent Capital Spin Off.  The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap.  Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Ascent Capital Spin Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of AMG, whether incurred prior to or after the spin-off, as well as certain obligations of DHC.  As of December 31, 2011, the Company has accrued $3,357,000 related to matters covered under these agreements.

The purchase and sale agreement dated November 24, 2010, relating to the disposition of the creative services business unit and its media services business unit (which is referred to collectively as Creative/Media”), contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters, including any amounts that may become due with respect to certain pre-closing obligations of the Company relating to the Creative/Media business for which the Company has agreed to indemnify the buyer.  Indemnification obligations with respect to losses resulting from breaches of any representations or warranties are generally subject to a deductible basket of $1 million and a cap of $10.5 million, subject to specified exceptions.  Pursuant to the agreement, the Company has deposited $7 million in escrow to satisfy potential indemnification claims under the agreement.  The Company does not expect to incur any material obligations under such indemnification provisions and anticipates that the escrow will be released in full on or about December 31, 2012.

The purchase and sale agreement dated December 2, 2010, relating to the disposition of the Content Distribution business contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters, including any amounts that may become due with respect to certain pre-closing obligations of the Company relating to the Content Distribution businessfor which the Company has agreed to indemnify the buyer.  Indemnification obligations with respect to losses resulting from breaches of any representations or warranties are generally subject to a deductible basket of approximately $1.6 million and a cap of approximately $19.4 million, subject to specified exceptions.  The Company does not expect to incur any material obligations under such indemnification provisions.

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

Supplemental Cash Flow Information

For the years ended December 31, 2011, 2010 and 2009, net cash received for income taxes was $9,060,000, $18,738,000 and $4,494,000, respectively.  For the years ended December 31, 2011, 2010, and 2009, net cash received (paid) for interest was $(24,559,000), $966,000, and $2,574,000, respectively.

(3)  Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, an amendment to FASB ASC Topic 350, Intangibles - Goodwill and Other.  The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period.  The ASU is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Company did not early adopt the provisions of this ASU; however, the Company’s annual goodwill impairment testing did not result in an impairment charge (Note 7). Accordingly, the Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company adopted ASU 2011-05 and ASU 2011-12 beginning December 15, 2011 and amendments have been applied retrospectively for all prior periods presented.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to have a material effect on the Company’s consolidated financial statements, but the adoption of this ASU may require additional disclosures.

(4) Acquisitions

On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics (“Acquisition”).  The cash consideration paid by Ascent Capital was approximately $397,088,000.  The consideration was funded by a $60,000,000 term loan, a draw of $45,000,000 on a $115,000,000 revolving credit facility and cash on hand.  The goodwill recorded in the acquisition reflects the value to Ascent Capital of Monitronics’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  The goodwill balance is not deductible for tax purposes.

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

During the first quarter of 2011, the Company completed its evaluation of the useful life of subscriber accounts based on current subscriber attrition data.  Based on the evaluation, amortization of subscriber accounts acquired in the Acquisition was changed from a 10-year 135% declining balance method to a 14-year 235% declining balance method.  In accordance with ASC Topic 805, the incremental subscriber account amortization of $1,187,000 related to the period ended December 31, 2010 is reflected in the revised December 31, 2010 consolidated balance sheet and consolidated statement of operations included in this annual report.

(5) Dispositions

The consolidated financial statements and accompanying notes of Ascent Capital have been prepared reflecting the following businesses as discontinued operations for all years presented in accordance with the Presentation of the Financial Statements Topic of the FASB ASC.

In June 2011, the Company shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance for the year ended December 31, 2011.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011.

On December 31, 2010, pursuant to a definitive agreement with Deluxe Entertainment Services Group Inc. (“Deluxe”), dated November 24, 2010, Ascent Capital completed the sale of Creative/Media, for an aggregate sales price of approximately $69,000,000 in cash.  Ascent Capital recorded a pre-tax loss on the sale of $27,110,000 and $7,587,000 of related income tax benefit for the year ended December 31, 2010.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group.  Ascent Capital recorded a charge of $1,838,000 related to asset retirements and severance costs in connection with the shutdown for the year ended December 31, 2010.

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc.  The net cash proceeds on the sale were $34.8 million.  Ascent Capital recorded a pre-tax gain on the sale of $25,498,000, subject to customary post-closing adjustments, and $3,423,000 of related income tax expense for the year ended December 31, 2010.

The following table presents the results of operations of the discontinued operations that are included in earnings from discontinued operations, net of income tax (amounts in thousands):

	Year Ended December 30,
	2011	2010	2009

Revenue	$24,183	426,295	472,049
Income (loss) before income taxes (a)	$48,836	(12,077)	(6,682)

(a)  The 2011 amount includes a gain on the sale of the Content Distribution business of approximately $66,136,000 and a charge of $1,119,000 related to the shutdown of the Systems Integration business.  The 2010 amount includes the pre-tax loss on the sale of the Creative/Media businesses of $(27,110,000), a pre-tax $25,498,000 gain on the sale of the Chiswick Park facility and a charge of $(1,838,000) related to the shutdown of the GMX business.

(6)  Property and Equipment

Property and equipment at December 31, 2011 and 2010 consist of the following (amounts in thousands):

	2011	2010

Property and equipment, net:
Land	$34,896	34,901
Buildings	54,575	57,824
Machinery and equipment	22,763	19,949
	112,234	112,674
Accumulated depreciation	(37,537)	(34,463)
	$74,697	78,211

(7)  Goodwill

The following table provides the activity and balances of goodwill in the Monitronics business group (amounts in thousands):

Goodwill

Balance at December 31, 2009	$—
Acquisition of Monitronics	349,227
Balance at December 31, 2010	349,227
Balance at December 31, 2011	$349,227

In connection with the Company’s annual goodwill impairment test performed during the three months ended December 31, 2011, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(8) Investments in Marketable Securities

The Company currently holds marketable securities consisting primarily of diversified corporate bond funds.  The following table presents the activity of these investments, which were classified as available-for-sale securities (amounts in thousands):

	Years ended December 31,
	2011	2010

Beginning Balance	$—	$56,197
Purchases	40,253	41,757
Sales (at cost) (a)	—	(95,624)
Unrealized gain (loss)	124	(2,330)
Ending Balance	$40,377	$—

(a)          For the year ended December 31, 2010, total proceeds from the sales were $96,685,000 which included a pre-tax gain of $1,061,000.

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded into accumulated other comprehensive income on the consolidated balance sheet and in other comprehensive income on the consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Years ended December 31,
	2011	2010
Accumulated other comprehensive income
Beginning Balance	$—	$1,352
Gains (losses), net of tax (a)	124	(291)
Losses (gains) recognized into earnings, net of tax (b)	—	(1,061)
Ending Balance	$124	$—

(a)          The 2011 and 2010 amount is net of tax of $0.

(b)         The 2010 amount is net of tax of $0.

(9)  Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following:

	Years ended December 31,
	2011	2010
Class A-1a Term Notes (matures July 2027), LIBOR plus 1.8% (a)	$345,577	$338,478
Class A-1b Term Notes (matures July 2027), LIBOR plus 1.7% (a)	98,676	96,551
Class A-2 Term Notes (matures July 2037), LIBOR plus 2.2% (a)	98,978	97,338
Class A-3 Variable Funding Note (matures July 2037), LIBOR plus 1.8% (a)	256,558	251,032
Class A-4 Variable Funding Note (matures July 2037), LIBOR plus 1.8% (a)	27,629	27,034
Term Loan (matures June 30, 2012) (b)	60,000	60,000
$115 million revolving credit facility (matures December 17, 2013), LIBOR plus 4%	65,300	46,300
	952,718	916,733
Less current portion of long —term debt	(60,000)	(20,000)
Long-term debt	$892,718	$896,733

(a)          The interest rate on the Term Notes and VFNs include 1.0% of other fees.

(b)         During 2011, the interest rate on the Term Loan was LIBOR plus 4.00%.  As of January 1, 2012, the interest rate on the Term Loan is LIBOR plus 4.50%.  The term loan matures on June 30, 2012, and requires two principal installments of $20,000,000 on the first business day occurring on or after December 31, 2011 and March 31, 2012.  Ascent Capital has guaranteed $30 million of this Term Loan.

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

Monitronics is charged a commitment fee of 0.2% on the unused portion of the VFNs.  Interest incurred on borrowings is payable monthly. The securitization debt has an expected repayment date of July 2012.  If the securitization debt is not repaid at that time, contingent additional interest will accrue on the $550,000,000 notional amount of the interest rate swaps (see note 10) and $288,000,000 of VFNs at an annual rate of 5% per annum (including 0.5% of other fees), and will become due upon repayment of the securitization debt.  Monitronics is currently exploring opportunities to refinance or amend the terms of its securitization.  As of December 31, 2011, direct costs of $3,619,000 associated with a potential refinancing have been capitalized and are presented in Prepaids and other current assets on the consolidated balance sheet.  If it becomes probable a new debt arrangement will not be executed, the related capitalized costs will be expensed.

In connection with the 2007 securitization, Monitronics transferred substantially all of its then-existing subscriber assets, dealer alarm monitoring purchase agreements, and property and equipment related to its backup monitoring center, to Funding.  Monitronics also transferred substantially all of its other property and equipment, dealer service agreements, contract monitoring agreements, and employees to Monitronics Security LP (“Security”), which also was a newly formed, wholly owned subsidiary of Monitronics.  Following such transfers, Security assumed responsibility for the monitoring, customer service, billing, and collection functions of Funding and Monitronics.  Funding and Security are distinct legal entities.  Funding’s assets are available only for payment of the debt and satisfaction of the other obligations arising under the securitization facility and are not available to pay Monitronics’ other obligations or the claims of its other creditors.  Security’s assets are available only for the satisfaction of obligations arising under the securitization facility and are not available to pay Monitronics’ other obligations or the claims of its other creditors; provided that, subject to compliance with applicable covenants, Security may distribute any excess cash to Monitronics greater than $1,000,000.  In total, 88% of Monitronics subscriber account contracts, all of its wholesale monitoring contracts and $19,805,000 of its property and equipment are unavailable to pay Monitronics’ other obligations or the claims of its other creditors.

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

As of December 31, 2011, Monitronics has $28,000,000 of the Class A-4 VFN held as restricted cash, which continues to be available to Monitronics under certain conditions as specified in the securitization agreement.  No amounts are available to be drawn from the VFNs.

The securitization debt has certain financial and nonfinancial covenants, which must be met on a monthly basis.  These tests include maximum attrition rates, interest coverage, and minimum average recurring monthly revenue.  Indebtedness under the securitization is secured by all of the assets of Funding. As of December 31, 2011, Monitronics was in compliance with all required covenants.

Credit Facility

On December 17, 2010, in order to partially fund the cash consideration paid for the Monitronics acquisition and provide for growth capital, Monitronics entered into a Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Facility”).  The Credit Facility provides for a $60,000,000 term loan and a $115,000,000 revolving credit facility.  There is a LIBOR floor of 1.50% and a commitment fee of 0.50% on unused portions of the revolving credit facility.  Upon any refinancing of the notes issued by Funding, Monitronics must prepay the term loan.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the existing securitization indebtedness could lead to an event of default.  The obligations under the Credit Facility are secured by a security interest on substantially all of the assets of Monitronics and its wholly owned subsidiary, Monitronics Canada, Inc., as well as a pledge of the stock of Monitronics.  Ascent Capital has guaranteed the term loan up to $30,000,000.

The terms of the Credit Facility provide for certain financial and nonfinancial covenants which include maximum leverage ratios and minimum fixed charge coverage ratios.  As of December 31, 2011, Monitronics was in compliance with all required covenants.

Scheduled maturities of long-term debt at December 31, 2011, utilizing the required payment schedule of the securitization debt, are as follows for the fiscal years below (in thousands):

2012	$60,000
2013	—
2014	65,300
2015	—
2016	—

Thereafter	838,000
Total principal payments	963,300
Less: discount	(10,582)
Total debt on balance sheet	$952,718

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

At December 31, 2011, derivative financial instruments include one interest rate cap with an aggregate fair value of $25,000, that constitutes an asset of the Company, an interest rate floor with a fair value of $19,320,000 that constitutes a liability of the Company, and three interest rate swaps (Swaps) with an aggregate fair value of $16,959,000 that constitute liabilities of the Company.  At December 31, 2010, derivative financial instruments include one interest rate cap with an aggregate fair value of $447,000, that constitutes an asset of the Company, an interest rate floor with a fair value of $21,810,000 that constitutes a liability of the Company, and three interest rate swaps (Swaps) with an aggregate fair value of $42,935,000 that constitute liabilities of the Company.  The interest rate caps are included in Other assets on the consolidated balance sheet, while the interest rate floor and Swaps are included in Derivative financial instruments on the consolidated balance sheet.  The interest rate caps, floor and Swaps have not been designated as hedges.  For year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives.  For year ended December 31, 2010, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $1,504,000 and a $178,000 unrealized loss related to the change in the fair value of these derivatives.

For purposes of valuation of the Swaps, the Company has considered that certain provisions of the Term Notes and VFNs provide for significant adverse changes to interest rates and uses of cash flows if this debt is not repaid by July 2012.  In addition, the Swaps can be terminated with no additional costs to the Company subject to compliance with certain make-whole obligations in accordance with the terms thereof in connection with any termination of the Swaps before April 2012.  If the Term Notes and the VFNs are not repaid in full by July 2012, the Company would incur additional interest and other costs and be restricted from making subscriber account purchases at Funding, until the Term Notes and VFNs were repaid in full.  Management expects that the Company will be able to refinance and/or repay the Term Notes and VFNs in full by July 2012, and the valuation considers adjustments for termination dates before and after July 2012 on a probability weighted basis. The valuation of the Swaps is based principally on a July 2012 maturity of the Term Notes less a credit valuation adjustment.

All of the Company’s debt obligations have variable interest rates.  The objective of the Swaps was to reduce the risk associated with these variable interest rates. In effect, the Swaps convert variable interest rates into fixed interest rates on $550 million of borrowings.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As of December 31, 2011, no such amounts were offset.

The Company’s Swaps are as follows:

Notional	Rate Paid	Rate Received

$350,000,000	6.56%	1 mo. USD-LIBOR-BBA plus 0.85%
100,000,000	6.06%	1 mo. USD-LIBOR-BBA plus 0.75%
100,000,000	6.64%	1 mo. USD-LIBOR-BBA plus 1.25%

Monitronics has a single counterparty for its derivative contracts.

(11) Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•                  Level 1 - Quoted prices for identical instruments in active markets.

•                  Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

2010
Derivative financial instruments - assets	—	447	—	447
Derivative financial instruments - liabilities	—	(21,810)	(42,935)	(64,745)
Total	$—	(21,363)	(42,935)	(64,298)

2011
Money market funds (a)	$168,622	—	—	168,622
Investments in marketable securities (b)	40,377	—	—	40,377
Derivative financial instruments - assets	—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$208,999	(19,295)	(16,959)	172,745

(a)                Included in cash and cash equivalents on the consolidated balance sheet.

(b)               Investments primarily consist of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value its interest rate caps and floor derivatives fall within Level 2 of the fair value hierarchy. The Company has determined that the majority of the inputs used to value its Swaps fall within Level 3 of the fair value hierarchy, including management’s estimates of the refinancing date of the Term Notes, which affects the termination date of the Swaps as the notional amount of the Swaps is directly linked to the outstanding principal balance of the Term Notes.  The credit valuation adjustments associated with its derivatives utilize also Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps and floor derivatives, but are significant for the Swaps.  As a result, the Company has determined that its derivative valuations on its interest rate caps and floor are classified in Level 2 of the fair value hierarchy and its derivative valuation on its Swaps are classified in Level 3 of the fair-value hierarchy.

The following table presents the activity in the Level 3 balances:

	Years Ended December 31,
	2011	2010
	Amounts in thousands
Derivative financial instruments - liabilities
Beginning Balance	$42,935	$—
Derivatives acquired in the acquisition of Monitronics	—	(43,116)
Unrealized (gain) loss	(25,976)	181
Ending Balance	$16,959	$42,935

Other liabilities
Beginning Balance	$—	$(134)
Contingent consideration	—	—
Settlements paid in cash	—	—
Amounts credited to income (a)	—	134
Ending Balance	$—	$—

(a)          Amount consisted of a participating residual interest change in fair value.  This amount was recorded in SG&A on the consolidated statements of operations.

For the year ended December 31, 2009, the Company recorded an asset impairment for one of its content services facilities.  The fair value of the asset was $7,195,000 which resulted in an impairment charge of $972,000, which is presented in discontinued operations.  The fair value was a non-recurring, Level 3 valuation and was measured using a discounted cash flow model which uses internal estimates of future revenues and costs and an estimated discount rate.

Ascent Capital’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturities.

(12)  Restructuring Charges

During 2011, 2010 and 2009, the Company completed certain restructuring activities and recorded charges of $4,258,000, $4,604,000 and $695,000, respectively.

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business.  Such charges included retention costs for employees to remain employed until the sales were complete, severance costs for certain employees that were not retained by the buyers and facility costs that were no longer being used by the Company due to the sales.

Before the Company implemented the 2010 Restructuring Plan, it had just completed a restructuring plan that was implemented in 2008 and concluded in September 2010 (the “2008 Restructuring Plan”).  The 2008 Restructuring Plan was implemented to align the Company’s organization with its strategic goals and how it operates, manages and markets its services.  The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations.

The following table provides the activity and balances of the 2010 Restructuring Plan and 2008 Restructuring Plan.  At December 31, 2011, $2,122,000 of the combined ending liability balance is included in other accrued liabilities.

	Opening Balance	Additions	Deductions (a)	Ending Balance
	Amounts in thousands
2010 Restructuring Plan
Severance and retention	$—	3,994	(404)	3,590
Excess facility costs	—	—	—	—
December 31, 2010	$—	3,994	(404)	3,590

Severance and retention	$3,590	4,186	(5,890)	1,886	(b)
Excess facility costs	—	—	—	—
December 31, 2011	$3,590	4,186	(5,890)	1,886

2008 Restructuring Plan
Severance	$404	647	(830)	221
Excess facility costs	60	48	(15)	93
December 31, 2009	$464	695	(845)	314

Severance	221	477	(689)	9
Excess facility costs	93	133	(15)	211
December 31, 2010	$314	610	(704)	220

Severance	9	—	(9)	—
Excess facility costs	211	72	(47)	236	(b)
December 31, 2011	$220	72	(56)	236

(a) Primarily represents cash payments.

(b) Substantially all of this amount is expected to be paid in 2012.

(13)  Income Taxes

The Company’s income tax benefit (expense) from continuing operations is as follows:

	Years Ended December 31,
	2011	2010	2009
	Amounts in thousands
Current
Federal	$350	(1,594)	8,389
State	(2,405)	(200)	207
Foreign	—	1,307	726
	(2,055)	(487)	9,322
Deferred
Federal	(380)	(233)	(24,051)
State	(22)	908	(13,992)
Foreign	—	(458)	—
	(402)	217	(38,043)
Total tax expense	$(2,457)	(270)	(28,721)

Components of pretax loss from continuing operations are as follows:

	Years Ended December 31,
	2011	2010	2009
	Amounts in thousands

Domestic	$(20,437)	(22,643)	(18,926)
Foreign	(5,258)	(10,588)	(8,158)
	$(25,695)	(33,231)	(27,084)

Income tax benefit differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2011	2010	2009
	Amounts in thousands

Computed expected tax benefit	$8,993	11,631	9,479
State and local income taxes, net of federal income taxes	106	3,548	1,908
Change in valuation allowance affecting tax expense	(13,285)	(9,756)	(36,370)
Non-deductible expenses	(547)	(4,331)	(139)
Foreign tax credit	—	—	—
Other, net	2,276	(1,362)	(3,599)
Income tax expense	$(2,457)	(270)	(28,721)

Components of deferred tax assets and (liabilities) as of December 31 are as follows:

	2011	2010
	Amounts in thousands
Current assets:
Accounts receivable reserves	$879	$802
Accrued liabilities	8,796	11,970
Other	—	—
Total current deferred tax assets	9,675	12,772
Valuation allowance	(2,141)	(3,702)
	7,534	9,070
Noncurrent assets:
Net operating loss carryforwards	76,478	36,334
Derivative financial instruments	12,718	22,525
Deferred financing costs	9,056	9,527
Other	8,523	3,688
Total noncurrent deferred tax assets	106,775	72,074
Valuation allowance	(27,107)	(28,176)
	79,668	43,898
Deferred tax assets, net	87,202	52,968

Current liabilities:
Other	(1,653)	—
Noncurrent liabilities:
Intangible assets	(64,054)	28,727
Subscriber accounts	(20,236)	(72,381)
Long-term debt	(3,686)	(9,657)
Property, plant and equipment	(1,485)	(2,509)
Marketable securities	—	—
Other	—	(876)
	(89,461)	(56,696)
Total deferred tax liabilities	(91,114)	(56,696)
Net deferred tax assets (liabilities)	$(3,912)	$(3,728)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2011	2010
	Amounts in thousands

Current deferred tax assets, net	$5,881	$9,070
Long-term deferred tax assets, net	—	—
Long-term deferred tax liabilities, net	(9,793)	(12,798)
Net deferred tax assets (liabilities)	$(3,912)	$(3,728)

The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of both incentive stock option stock and stock acquired from the Company’s Employee Stock Purchase Plan, for 2011 and 2010 in the amount of $2,103,000 and $1,469,000, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss (“NOL”) carryforwards, but are included with the federal and state NOL carryforwards disclosed in this footnote.

At December 31, 2011, the Company has $208,087,000, $36,996,000 and $79,303,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively.  The net operating losses expire at various times from 2023 through 2031.  Approximately $83 million of the Company’s net operating losses are subject to IRC Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2013.  The Company also has $1,127,000 of state credits that will expire through year 2026.

During the first quarter of 2008, Liberty Media Corporation (“Liberty”) reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty in July 2005 (the “2005 spin off”). The IRS agreement resulted in a reduction of $5,370,000 of a federal net operating loss (“NOL”) that Liberty allocated to the Company (which was then a subsidiary of DHC) at the time of the 2005 spin off. The reduction in the Company’s federal NOLs resulted in a first quarter 2008 tax expense of $1,880,000 (35% of $5,370,000).  During the fourth quarter of 2008, Liberty closed its IRS audit for tax years through 2005, with no further adjustments affecting the Company.  At December 31, 2008, Ascent Capital had fully utilized its federal net operating losses against its continuing and discontinued operations.  In the fourth quarter of 2010, Liberty amended certain federal income tax returns which resulted in a reduction of $7,138,000 to the amount of federal NOL allocated to the Company.  This resulted in a tax expense of $2,500,000 in the fourth quarter of 2010.

During 2009, the Company performed an assessment of positive and negative evidence regarding the realization of its net deferred tax assets.  Based on this assessment, management determined that it is more likely than not that the Company will not realize the tax benefits associated with its United States deferred tax assets and certain foreign deferred tax assets.  As such, for the year ended December 31, 2009, the Company increased the total valuation allowance by $35,350,000 consisting of an increase of $36,370,000 to tax expense and an increase of $463,000 to other comprehensive income.  At December 31, 2010, the valuation allowance balance was $33,347,000.  The increase in the valuation allowance includes a tax expense of $9,756,000 and a $405,000 adjustment due to the Monitronics business that was purchased.   At December 31, 2011, the valuation allowance balance was $31,351,000.  The change in the valuation allowance includes a tax expense of $13,285,000 and a $47,000 adjustment to other comprehensive income.

As of December 31, 2011, the Company’s income tax returns for the periods of September 18, 2008 through December 31, 2008 and the years ended December 31, 2010 and 2009, as well as the periods July 21, 2005 through September 17, 2008, when the Company was included in the consolidated income tax returns of DHC, remain subject to examination by the IRS and state authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, for the year ended December 31, 2011 is as follows:

Amounts in thousands
Balance at January 1, 2011	$292
Increase related to acquisitions	—
Increases for the tax positions of prior years	—
Reductions for tax positions of prior years	—
Foreign currency exchange adjustments	(12)
Balance at December 31, 2011	$280

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2011, accrued interest and penalties related to uncertain tax positions were not significant.

The Company’s 2008 and 2009 federal income tax returns are under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or result of operations.  The Company’s state income tax returns subsequent to 2006 are subject to examination by state tax authorities. The Company’s foreign tax returns subsequent to 2007 are open for review by the foreign tax authorities.

During 2009, the Company restructured its United Kingdom and Singapore operations which resulted in the Company permanently reinvesting excess cash from these operations within those countries.  There were no undistributed earnings from these operations as of December 31, 2011, 2010, and 2009.

(14)  Stock-based and Long-Term Compensation

2006 Ascent Capital Group Long-Term Incentive Plan

AMG had made awards to certain employees under its 2006 Long-Term Incentive Plan, as amended, (the “2006 Plan”).  The 2006 Plan provided the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of AMG and its subsidiaries.  The value of a single PAR (“PAR Value”) was equal to the positive amount (if any) by which (a) the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000; plus (ii) the calculated value of AMG, based on a formula set forth in the 2006 Plan, divided by 10,000,000; exceeds (b) a baseline value determined at the time of grant.  The 2006 Plan was administered by a committee whose members were designated by the board of directors and grants were determined by the committee.  The maximum number of PARs that may be granted under the 2006 Plan was 500,000.  The PARs vest quarterly over a three year period beginning on the grant date, and vested PARs were payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment for any reason other than cause) in either cash or stock at the committee’s discretion.  The Company recorded a liability and a charge to expense based on the PAR Value and percent vested at each reporting period.

During fiscal year 2010, the Company granted 122,000 PARs to certain key personnel of AMG and its subsidiaries, resulting in 267,000 outstanding PARs.  At December 31, 2010, in connection with the sale of the Creative/Media business, all current AMG employees vested in 100% of their PARs and those shares were deemed to be exercised at December 31, 2010.  Cash distributions under the 2006 Plan were made to all active participants under which the employees grant date PAR value exceeded the PAR’s value as computed at December 31, 2010.  The Company recorded a liability and a charge to selling, general and administrative expense in fiscal year 2010 of $1,034,000 related to this distribution.

Ascent Capital Group, Inc. 2008 Incentive Plan

The Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 incentive plan”) was adopted by the Board of Directors of the Company on September 15, 2008.  The 2008 incentive plan is designed to provide additional compensation to certain employees and independent contractors for services rendered, to encourage their investment in Ascent Capital’s capital stock and to attract persons of exceptional ability to become officers and employees.  The number of individuals who receive awards under the 2008 incentive plan will vary from year to year and is not predictable.  Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing (collectively, “awards”).  The maximum number of shares of Ascent Capital’s common stock with respect to which awards may be granted under the 2008 incentive plan is 2,000,000, subject to anti-dilution and other adjustment provisions of the incentive plan.  The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan

The Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (the “2008 director incentive plan”) was adopted by the Board of Directors of the Company on September 15, 2008.  The 2008 director incentive plan is designed to provide additional compensation to the non-employee Board of Director members for services rendered and to encourage their investment in Ascent Capital’s capital stock.  Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing (collectively, “awards”).  The maximum number of shares of Ascent Capital’s common stock with respect to which awards may be granted under the 2008 director incentive plan is 500,000, subject to anti-dilution and other adjustment provisions of the incentive plan.  The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

Other

As of the Spin Off Date, DHC stock options held by an officer and director of DHC, who is currently a director of DHC’s successor, were converted into options to purchase shares of the applicable series of Ascent Capital common stock and options to purchase shares of the applicable series of common stock of DHC’s successor.  In accordance with the conversion calculation, the holder received 11,722 Ascent Capital Series A options with exercise prices ranging from $15.21 to $29.42 and 76,210 Ascent Capital Series B options with an exercise price of $25.29.  In accordance with the terms of the original DHC option and the conversion, the holder had the right, at the exercise date, to convert the Series B options into 93,115 Series A options with an exercise price of $22.53.  All of these options were fully vested and the holder exercised all of these options in 2009.

Grants of Stock-based Awards

2011

In the fourth quarter of 2011, a key employee was granted an award for a total of 9,029 shares of Ascent Capital Series B restricted stock that vest over a period of one year.  The fair value for the restricted stock award of $52.05 per share was based on the closing price of the Ascent Capital Series A common stock on the grant date.

In the fourth quarter of 2011, five non-employee directors were granted a total of 31,312 options to purchase Ascent Capital Series A common stock for an exercise price of $50.45 per share, which was the closing price on the date of grant.  Such options vest over a period of two years, terminate five years from the date of grant, and had a weighted-average fair value at the date of grant of $15.01 per share, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 42%, a risk-free interest rate of 0.91%, an expected life of approximately 3 years, and a dividend yield of zero.

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

In the third quarter of 2011, certain key employees were granted a total of 187,500 options to purchase Ascent Capital Series A common stock at an exercise price of $48.00 per share, which was the closing price on the date of grant.  Such options vest over a period of four years and three months, terminate on December 31, 2017, and had a weighted-average fair value at the date of grant of $11.70 per share, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 42%, a risk-free interest rate of 0.96%, an expected life of five years, and a dividend yield of zero.

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

In the first quarter of 2011, certain key employees were granted a total of 99,794 options to purchase Ascent Capital Series A common stock at an exercise price of $48.15 per share, which was the closing price on the date of grant.  Such options vest quarterly over four to five years from the date of grant, terminate seven years from the date of grant and had a weighted-average fair value at the date of grant of $20.32 per share, as determined using the

Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 35%, a risk-free interest rate of 2.88%, an expected life of seven years and a dividend yield of zero.

2010

In the first quarter of 2010, certain key employees were granted a total of 12,766 shares of restricted stock awards that vest quarterly over one year.  The restricted stock had a fair value of $28.20 per share which was the closing price of the Ascent Capital Series A common stock on the date of grant.

2009

In the fourth quarter of 2009, four non-employee directors were granted a combined total of 15,923 shares of restricted stock awards that vest quarterly over two years.  The restricted stock had a fair value of $24.81 per share which was the closing price of the Ascent Capital Series A common stock on the date of grant.

In the first quarter of 2009, certain key employees were granted a total of 116,740 options to purchase Ascent Capital Series A common stock for a weighted average exercise price of $25.30 per share.  Such options vest quarterly over four years from the date of grant, terminate 10 years from the date of grant and had a weighted-average fair value at the date of grant of $12.30 per share, as determined using the Black-Scholes Model.  For the 2009 stock grants, the assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 50%, a risk-free interest rate of 1.51%, an expected life of 6.1 years and a dividend yield of zero.

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Ascent Capital Series A and Series B common stock.

	Series A
	common stock	WAEP

Outstanding at January 1, 2011	615,563	$22.72
Granted	318,606	$48.29
Exercised	(51,460)	$25.09
Forfeited	—	$—
Outstanding at December 31, 2011	882,709	$31.81

Exercisable at December 31, 2011	385,224	$22.87

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2011 was $16,694,000 and $10,728,000, respectively.  The weighted average remaining contractual life of both exercisable and outstanding awards at December 31, 2011 was 6.5 years and 6.75 years, respectively.

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards.

	Restricted Stock Awards
	Series A	Series B	WAFV

Outstanding at January 1, 2011	63,196	—	$22.47
Granted	148,654	9,029	$42.63
Vested	(52,782)	—	$31.30
Cancelled	(14,846)	—	$31.30
Outstanding at December 31, 2011	144,222	9,029	$39.34

As of December 31, 2011, the total compensation cost related to unvested equity awards was approximately $11,701,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 4 years.

(15)                      Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2011, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A common stock are entitled to one vote for each share held, and holders of Ascent Capital Series B common stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C common stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2011, 13,471,594 shares of Series A common stock was outstanding and 739,894 shares of Series B common stock was outstanding.  Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.  As of December 31, 2011, no shares of Ascent Capital Series C common stock were issued.

On June 16, 2011, the Company’s Board of Directors authorized the repurchase of up to $25,000,000 of its Series A common stock.  During 2011, the Company repurchased 269,659 shares of its Series A common stock at an average purchase price of $42.60 per share for a total of approximately $11,488,000 pursuant to this authorization. These shares were returned to authorized and unissued, reducing the number of shares outstanding.

The following table presents the activity in the Series A and Series B common stock:

	Series A	Series B
	common stock	common stock

Balance at December 31, 2008	13,531,567	659,732
Conversion from Series B to Series A shares	1,815	(1,815)
Issuance of restricted stock	15,923	—
Restricted stock cancelled for tax withholding	(10,351)	—
Stock option exercises	11,722	76,210
Balance at December 31, 2009	13,550,676	734,127
Conversion from Series B to Series A shares	528	(528)
Issuance of restricted stock	12,766	—
Restricted stock cancelled for tax withholding	(10,719)	—
Balance at December 31, 2010	13,553,251	733,599
Conversion from Series B to Series A shares	2,734	(2,734)
Issuance of restricted stock	148,654	9,029
Restricted stock cancelled for tax withholding	(14,846)	—
Repurchase and retirement of Series A shares	(269,659)
Stock option exercises	51,460	—
Balance at December 31, 2011	13,471,594	739,894

As of December 31, 2011, there were 882,709 shares of Ascent Capital Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated balance sheets and consolidated statement of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and pension adjustments.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows:

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains, net of income tax (b)	Pension Adjustments (c)	Accumulated Other Comprehensive Income (Loss), Net of Taxes
	Amounts in thousands
Balance at December 31, 2008	$(5,979)	—	(1,974)	(7,953)
Other comprehensive income	4,693	1,352	(1,709)	4,336
Balance at December 31, 2009	(1,286)	1,352	(3,683)	(3,617)
Other comprehensive income	4,026	(1,352)	(1,870)	804
Balance at December 31, 2010	2,740	—	(5,553)	(2,813)
Other comprehensive income	(2,950)	124	863	(1,963)
Balance at December 31, 2011	$(210)	124	(4,690)	(4,776)

(a) No income taxes were recorded on foreign currency translation amounts for 2011, 2010 and 2009 since the Company’s investment in foreign subsidiaries were essentially permanent in duration.

(b) Net of income tax benefit of $978,000 for 2010, and income tax expense of $978,000 for 2009.  No income taxes were recorded on the December 31, 2011 unrealized holding gains because the Company is subject to a full valuation allowance.

(c) No income taxes were recorded on the pension adjustment amounts for 2011, 2010 and 2009.

(16)  Employee Benefit Plans

Defined Contribution Plan

The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees. The Company also sponsored a pension plan for eligible employees of its foreign subsidiaries.  The plans are funded by employee and employer contributions.  Total combined 401(k) plan and pension plan expenses for the years ended December 31, 2011, 2010 and 2009 were $717,000, $990,000 and $1,394,000, respectively.

Management Incentive Plan and Discretionary Bonuses

Ascent, through its former subsidiary AMG, offered a Management Incentive Plan (“MIP”) which provided for annual cash incentive awards based on company and individual performance.  Certain executive officers and certain employees with a title of divisional managing director, corporate director or higher were eligible to receive awards under the MIP, as determined by a management incentive plan compensation committee.  To the extent an award was earned, it is payable no later than two and one-half months following the end of the applicable plan year. Participants were required to be employed by AMG through the payment date to be eligible to receive the award. The forecasted award liability is accrued on a monthly basis throughout the plan year.  The Company also paid bonuses to certain employees at the discretion of management and the compensation committee.  For the years ended December 31, 2011 and 2009, no MIP or discretionary bonus amounts were recorded.  For the year ended 2010, amounts recorded for MIP and discretionary bonuses were $318,000.  The liability recorded at December 31, 2010 was equivalent to the expense for that year.  The plan was terminated as of December 31, 2010.

Defined Benefit Plans

The Company has two defined benefit plans in the United Kingdom.  Participation in the defined benefit plans is limited with approximately 121 participants, including retired employees.  The plans are closed to new participants.

The Company uses a measurement date of December 31 for its defined benefit pension plans.

The obligations and funded status of the defined benefit plans for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended
	2011	2010
	Amounts in thousands
Change in Benefit Obligation:
Benefit Obligation — beginning of year	$12,357	10,070
Service cost	—	68
Interest cost	510	562
Actuarial loss	2,415	2,478
Settlements	(93)	(333)
Benefits paid	(413)	(213)
Member contributions	—	14
Foreign currency exchange rate changes	(14)	(289)
Benefit Obligation — end of year	14,762	12,357

Change in Plan Assets:
Fair Value of plan assets — beginning of year	8,491	7,536
Actual return on assets	3,173	965
Settlements	(97)	(436)
Employer contributions	5,098	842
Member contributions	—	14
Benefits paid	(10)	(213)
Foreign currency exchange rate changes	(413)	(217)
Fair Value of plan assets — end of year	16,242	8,491

Funded (Unfunded) Status	$1,480	(3,866)

The Company had recorded the 2011 funded balance in the table above in other assets and the 2010 unfunded balance in the table above in other liabilities account on the consolidated balance sheets.  The projected benefit obligation and accumulated benefit obligation at December 31, 2010 are equal to the “Benefit obligation — end of year” amount for the respective year in the table above.  The accumulated other comprehensive income balance at December 31, 2011 and 2010, included pension adjustments of $(4,690,000) and $(5,553,000), respectively.

The following table sets forth the average assumptions and the asset category allocations of the defined benefit plans for the years ended December 31, 2010 and 2009.

	2011	2010

Assumptions:
Discount rate	4.20%	4.20%
Long-term return on plan assets	4.20%	4.20%
Price inflation	3.60%	3.60%

Asset Category Allocations:
Debt securities	7%	41%
Equity securities	0%	42%
Other	93%	17%

The discount rate and the long-term return on plan asset rate were based on United Kingdom government bonds to reflect the expected settlement of the defined benefit plans.  See below for further information.

The amount of pension cost recognized for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 30,
	2011	2010	2009
	Amounts in thousands

Service cost	$—	68	49
Interest cost	529	543	506
Expected return on plan assets	(472)	(411)	(341)
Amortization of net actuarial loss	531	373	141
	$588	573	355

The Company employs a mix of investments, insurance policies and cash at a prudent level of risk in order to maximize the long-term return on plan assets.  The investment objectives are to meet the future benefit obligations of the pension plans and to reduce funding volatility as much as possible.

The fair value of the plan assets as of December 31, 2011 are as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$64	—	—	64
Pooled investment funds	1,164	—	—	1,164
Debt investments	—	—	—	—
Insurance policies	—	15,014	—	15,014
Total	$1,228	15,014	—	16,242

The fair value of the plan assets as of December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$146	—	—	146
Pooled investment funds	3,945	—	—	3,945
Debt investments	—	1,638	—	1,638
Insurance policies	—	2,762	—	2,762
Total	$4,091	4,400	—	8,491

The Company is in the process of settling all the benefit obligations under both of its defined benefit plans and expects to complete the settlement process in 2012.  The settlement will be funded by the plan assets and employer contributions from the Company.  During 2010, Ascent Capital has deposited approximately $5.5 million in an escrow account that will be used to fund the settlements.  As of December 31, 2011, $0.8 million remained in the escrow account.  These amounts are included in restricted cash on the December 31, 2011 and 2010 consolidated balance sheets.

(17)  Commitments and Contingencies

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2012	$5,663
2013	$4,645
2014	$4,693
2015	$3,649
2016	$3,003
Thereafter	$2,467
Sublease income	$(14,255)
Minimum lease commitments	$9,865

Rent expense for noncancelable operating leases for real property and equipment was $2,261,000, $825,000 and $744,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

The Company is involved in litigation and similar claims incidental to the conduct of its business. In August 2009, a monitoring service subscriber filed suit against Monitronics and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence related to a home break-in.  On November 16, 2011, a trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by the Monitronics’ general liability insurance policies.  Monitronics intends to appeal the court ruling and vigorously defend its position.  The Company recorded legal reserves of $8,600,000 and an insurance receivable of $6,000,000 in fiscal year 2011 related to this matter.

Except as disclosed above, in management’s opinion, none of the pending actions are likely to have a material adverse impact on the Company’s financial position or results of operations.

(18) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands,
	except per share amounts
2011:

Revenue	$73,870	77,577	79,515	80,936
Operating income	$1,176	8,085	7,715	6,030
Net income (loss)	$55,187	(18,282)	(9,867)	(6,401)
Basic and diluted net income (loss) per common share	$3.88	(1.28)	(0.69)	(0.46)

2010:

Revenue	$—	—	—	9,129
Operating loss	$(7,940)	(8,692)	(7,583)	(9,276)
Net income (loss)	$9,910	(16,138)	(9,846)	(22,420)
Basic and diluted net income (loss) per common share	$0.70	(1.14)	(0.69)	(1.58)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2012:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2012 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2012.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Part II of this Annual Report:

Ascent Capital Group, Inc.:

(a)(2)  Financial Statement Schedules

(i)  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

2.2

Asset Purchase Agreement, dated February 17, 2010, among Ascent Media Network Services Europe Limited, Ascent Media Group LLC and Discovery Communications Europe Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 23, 2010).

2.3

Purchase and Sale Agreement dated November 24, 2010, between the Company and Deluxe Entertainment Services Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34176), filed with the Commission on January 5, 2011).

2.4

Purchase and Sale Agreement, dated December 2, 2010, between the Company and Encompass Digital Media, Inc. (incorporated by reference to Annex B to the Company’s definitive proxy statement (File No. 001-34176), filed with the Commission on January 25, 2011).

2.5

Agreement and Plan of Merger, dated December 17, 2010, between the Company and Monitronics International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34176), filed with the Commission on December 23, 2010).

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

3.2

Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

4.1

Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

4.2

Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

4.3

Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

4.4

Form of Amendment No. 1 to Rights Agreement by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).

10.1

Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., the Company, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).

10.2

Ascent Capital Group, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.3

Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company (former parent of the Company) and Liberty Interactive Corporation (f/k/a Liberty Media Corporation), as assigned to the Company in connection with its spin-off from Discovery Holding Company.*

10.4

Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.5

Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).

10.6

Employment Agreement, dated February 9, 2009, by and between the Company and William R. Fitzgerald (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).

10.7

Amendment to Employment Agreement, dated June 6, 2011, between the Company and William R. Fitzgerald (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 8, 2011 (the “August 2011 10-Q”)).

10.8	Amended and Restated Employment Agreement, dated May 31, 2011, between the Company and William E. Niles (incorporated by reference to Exhibit 10.1 to the August 2011 10-Q).

10.9

Employment Agreement, dated as of April 13, 2009, between the Company and John A. Orr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).

10.10

Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on November 7, 2011 (the “November 2011 10-Q”).

10.11	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the November 2011 10-Q).

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 29, 2012.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

*                           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Dated: February 29, 2012	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and	February 29, 2012
William R. Fitzgerald	Chief Executive Officer

/s/ Philip J. Holthouse	Director	February 29, 2012
Philip J. Holthouse

/s/ John C. Malone	Director	February 29, 2012
John C. Malone

/s/ Brian C. Mulligan	Director	February 29, 2012
Brian C. Mulligan

/s/ Michael J. Pohl	Director	February 29, 2012
Michael J. Pohl

/s/ Carl E. Vogel	Director	February 29, 2012
Carl E. Vogel

/s/ Michael M. Meyers	Senior Vice President, Chief Financial Officer	February 29, 2012
Michael M. Meyers	(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of June 4, 2008, among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC, and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

2.2

Asset Purchase Agreement, dated February 17, 2010, among Ascent Media Network Services Europe Limited, Ascent Media Group LLC and Discovery Communications Europe Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 23, 2010).

2.3

Purchase and Sale Agreement dated November 24, 2010, between the Company and Deluxe Entertainment Services Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34176), filed with the Commission on January 5, 2011).

2.4

Purchase and Sale Agreement, dated December 2, 2010, between the Company and Encompass Digital Media, Inc. (incorporated by reference to Annex B to the Company’s definitive proxy statement (File No. 001-34176), filed with the Commission on January 25, 2011).

2.5

Agreement and Plan of Merger, dated December 17, 2010, between the Company and Monitronics International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34176), filed with the Commission on December 23, 2010).

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

3.2

Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

4.1

Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

4.2

Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on June 13, 2008).

4.3

Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

4.4

Form of Amendment No. 1 to Rights Agreement by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).

10.1

Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., the Company, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).

10.2

Ascent Capital Group, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.3

Services Agreement, dated as of July 21, 2005, by and between Discovery Holding Company (former parent of the Company) and Liberty Interactive Corporation (f/k/a Liberty Media Corporation), as assigned to the Company in connection with its spin-off from Discovery Holding Company.*

10.4

Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008).

10.5

Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).

10.6

Employment Agreement, dated February 9, 2009, by and between the Company and William R. Fitzgerald (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on March 31, 2009).

10.7

Amendment to Employment Agreement, dated June 6, 2011, between the Company and William R. Fitzgerald (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 8, 2011 (the “August 2011 10-Q”)).

10.8	Amended and Restated Employment Agreement, dated May 31, 2011, between the Company and William E. Niles (incorporated by reference to Exhibit 10.1 to the August 2011 10-Q).

10.9

Employment Agreement, dated as of April 13, 2009, between the Company and John A. Orr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).

10.10

Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on November 7, 2011 (the “November 2011 10-Q”).

10.11	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the November 2011 10-Q).

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 29, 2012.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

*                           Filed herewith.