Form 10-K/A
period 2011-12-31
Ascent Capital Group, Inc.
filed 2012-03-29
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, which is to be filed with the Securities Exchange Commission no later than April 30, 2012, are hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Ascent Capital Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) pursuant to Rule 405 of Regulation S-T solely to furnish XBRL (eXtensible Business reporting Language) information in Exhibit 101 that was excluded from our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities Exchange Commission on February 29, 2012.  Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL: (i) our consolidated balance sheets, (ii) our consolidated statements of operations and comprehensive income (loss), (iii) our consolidated statements of stockholders’ equity, (iv) our consolidated statements of cash flows, and (v) the notes to our consolidated financial statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment No. 1 amends and restates in their entirety the cover page, Exhibit 21 and Exhibit 101, and updates Item 15(a)(3).  No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included in the originally filed Form 10-K.

2.  Financial Statement Schedules

N/A.

3. Exhibits

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

	By:	/s/ William E. Niles
William E. Niles
Executive Vice President, General Counsel and Secretary

March 29, 2012

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

10.11	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the November 2011 10-Q).

21	List of Subsidiaries of Ascent Capital Group, Inc.**

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 29, 2012.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 26, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholder’s Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. **

*                           Previously filed or furnished, as the case may be, with the Company’s Form 10-K for the year ended December 31, 2011 as filed with the Commission on February 29, 2012.

**                    Filed or furnished, as the case may be, herewith.