Form 10-Q
period 2012-03-31
Ascent Capital Group, Inc.
filed 2012-05-09
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of April 27, 2012 was:

Series A common stock 13,468,416 shares; and

Series B common stock 738,058 shares.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$90,729	183,558
Restricted cash	7,776	31,196
Trade receivables, net of allowance for doubtful accounts of $1,603 in 2012 and $1,815 in 2011	10,006	10,973
Deferred income tax assets, net	5,881	5,881
Marketable securities, at fair value (note 4)	140,508	40,377
Income taxes receivable	308	308
Prepaid and other current assets	14,013	17,600
Total current assets	269,221	289,893

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $39,320 in 2012 and $37,537 in 2011	71,577	74,697
Subscriber accounts, net	839,410	838,441
Dealer network, net	37,413	39,933
Goodwill	349,227	349,227
Other assets, net	21,000	5,706
Assets of discontinued operations (note 3)	52	62
Total assets	$1,587,900	1,625,959

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,911	3,987
Accrued payroll and related liabilities	2,420	5,149
Other accrued liabilities	18,804	19,000
Deferred revenue	7,272	6,803
Purchase holdbacks	11,423	12,273
Current portion of long-term debt	5,500	60,000
Liabilities of discontinued operations (note 3)	7,123	7,101
Total current liabilities	58,453	114,313

Non-current liabilities:
Long-term debt (note 9)	949,012	892,718
Derivative financial instruments	2,405	36,279
Deferred income tax liability, net	9,927	9,793
Other liabilities	12,180	12,529
Total liabilities	1,031,977	1,065,632

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,467,247 and 13,471,594 shares at March 31, 2012 and December 31, 2011, respectively	135	135
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 739,808 and 739,894 shares at March 31, 2012 and December 31, 2011, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,462,706	1,461,671
Accumulated deficit	(901,924)	(896,710)
Accumulated other comprehensive loss	(5,001)	(4,776)
Total stockholders’ equity	555,923	560,327
Total liabilities and stockholders’ equity	$1,587,900	1,625,959

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended
	March 31,
	2012	2011

Net revenue	$81,881	73,870

Operating expenses:
Cost of services	11,059	9,130
Selling, general, and administrative, including stock-based and long-term incentive compensation	17,807	19,956
Amortization of subscriber accounts and dealer network	38,081	37,717
Depreciation	1,906	1,652
Restructuring charges	—	3,779
Loss (gain) on sale of assets, net	(737)	459
	68,116	72,693

Operating income	13,765	1,177

Other income (expense), net:
Interest income	891	190
Interest expense	(11,640)	(10,400)
Realized and unrealized loss on derivative financial instruments	(2,044)	(474)
Refinancing expense	(6,241)	—
Other income, net	1,022	948
	(18,012)	(9,736)

Loss from continuing operations before income taxes	(4,247)	(8,559)
Income tax benefit (expense) from continuing operations	(683)	1,701

Net loss from continuing operations	(4,930)	(6,858)

Discontinued operations (note 3):
Earnings (loss) from discontinued operations	(284)	64,308
Income tax benefit (expense)	—	(2,263)
Earnings (loss) from discontinued operations, net of income tax	(284)	62,045

Net income (loss)	(5,214)	55,187

Other comprehensive income (loss):
Foreign currency translation adjustments	221	(13,952)
Unrealized holding gains (losses) arising during the period, net of income tax	1,959	—
Unrealized loss on derivative contracts	(2,405)	—
Other comprehensive income (loss)	(225)	(13,952)

Comprehensive income (loss)	$(5,439)	41,235

Basic and diluted earnings (loss) per share (note 6)
Continuing operations	$(0.35)	(0.48)
Discontinued operations	(0.02)	4.36
Net income (loss)	$(0.37)	3.88

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(5,214)	55,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	284	(62,045)
Amortization of subscriber accounts and dealer network	38,081	37,717
Depreciation	1,906	1,652
Stock based compensation	1,292	627
Deferred income tax expense	134	28
Unrealized gain on derivative financial instruments	(6,793)	(9,162)
Refinancing expense	6,241	—
Loss (gain) on the sale of assets	(737)	459
Long-term debt amortization	3,915	4,103
Other non-cash activity, net	1,481	1,968
Changes in assets and liabilities:
Trade receivables	(413)	(546)
Prepaid expenses and other assets	(110)	(268)
Payables and other liabilities	(854)	280
Operating activities from discontinued operations, net	(252)	(5,889)

Net cash provided by operating activities	38,961	24,111

Cash flows from investing activities:
Capital expenditures	(902)	(743)
Purchases of subscriber accounts	(37,380)	(36,951)
Purchases of marketable securities	(98,172)	—
Net proceeds from sale of discontinued operations	—	99,488
Decrease (increase) in restricted cash	51,420	(1,000)
Proceeds from the sale of operating assets	4,984	—
Investing activities from discontinued operations, net	—	(3,196)

Net cash provided by (used in) investing activities	(80,050)	57,598

Cash flows from financing activities:
Proceeds from long-term debt	967,200	11,400
Payments to long-term debt	(976,000)	(11,000)
Refinancing costs	(42,940)	—
Other	—	1
Financing activities from discontinued operations, net	—	(142)

Net cash used in financing activities	(51,740)	259

Net increase (decrease) in cash and cash equivalents	(92,829)	81,968

Cash and cash equivalents at beginning of period	183,558	149,857

Cash and cash equivalents at end of period	$90,729	231,825

Supplemental cash flow information:
State taxes paid	$17	10
Interest paid	6,893	5,907

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2012 that had a material impact on the Company.

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

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011.  As part of the sale, Ascent Capital removed $14,751,000 from the foreign currency translation amount in accumulated other comprehensive income (loss), which related to the foreign operations that

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

were included in the sale.  The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all applicable periods presented.

The following table presents the results of discontinued operations that are included in earnings (loss) from discontinued operations in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended March 31,
	2012	2011

Net revenue	$—	$21,794
Earnings (loss) from discontinued operations before income taxes (a)	(284)	64,308

(a)          The amount for the three months ended March 31, 2011 includes a $66,136,000 gain on the sale of the Content Distribution business.

(4)                                 Investments in Marketable Securities

In September 2011, Ascent Capital purchased marketable securities consisting of diversified corporate bond funds for cash. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Three months ended March 31,
	2012	2011

Beginning Balance	$40,377	—
Purchases	98,172	—
Sales (at cost)	—	—
Unrealized gain	1,959	—
Ending Balance	$140,508	—

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded into Accumulated other comprehensive loss in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three months ended March 31,
	2012	2011

Accumulated other comprehensive loss
Beginning Balance	$124	—
Gains (losses), net of income tax of $0	1,959	—
Losses (gains) recognized into earnings, net of tax	—	—
Ending Balance	$2,083	—

(5)                                 Restructuring Charges

There were no restructuring charges in continuing operations recorded for the three months ended March 31, 2012.  The Company recorded restructuring charges in continuing operations of $3,779,000 during the three months ended March 31, 2011.

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

The following table provides the activity and balances of the 2010 and 2008 Restructuring Plans.  At March 31, 2012, substantially all of the combined ending liability balance is included in other accrued liabilities on the condensed consolidated balance sheets (amounts in thousands).

	December 31, 2010	Additions	Deductions (a)	March 31, 2011

2010 Restructuring Plan
Severance and retention	$3,590	3,779	(2,837)	4,532	(b)

2008 Restructuring Plan
Severance	$9	—	—	9
Excess facility costs	211	—	(23)	188
Total	$220	—	(23)	197

	December 31, 2011	Additions	Deductions (a)	March 31, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,761)	125	(b)

2008 Restructuring Plan
Excess facility costs	$236	—	(32)	204

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

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS. For the three months ended March 31, 2012, diluted shares outstanding excluded 1,003,431 stock options and unvested restricted stock units, because their inclusion would have been anti-dilutive.  For the three months ended March 31, 2011, diluted shares outstanding excluded 763,267 stock options and unvested restricted stock units, because their inclusion would have been anti-dilutive.

	Three Months ended March 31,
	2012	2011

Weighted average Series A and Series B shares	14,067,100	14,226,185

(7)                                 Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011

Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	$—	$345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a, b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
9.125% Senior Notes due April 1, 2020	410,000	—
Term loan, matures March 23, 2018, LIBOR, subject to a floor of 1.25%, plus 4.25%	544,512	—
	954,512	952,718
Less current portion of long-term debt	(5,500)	(60,000)
Long-term debt	$949,012	$892,718

(a)          These facilities were repaid in full in conjunction with the March 23, 2012 debt refinancing.

(b)         The interest rate on the term loan was LIBOR plus 3.5% until July 1, 2011, then LIBOR plus 4.0% until January 1, 2012, and LIBOR plus 4.5% thereafter.

On March 23, 2012, Monitronics closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”) and entered into a credit agreement which provides for a term loan with an aggregate principal amount of $550,000,000 and a revolving credit facility with an available principal amount of up to $150,000,000 (together, the “Credit Facility”).  The Senior Notes and Credit Facility are guaranteed by all of Monitronics’ existing subsidiaries, and the Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes or the Credit Facility.

Proceeds from the Credit Facility term loan and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under Monitronics’ former credit facility, securitization debt, and to settle all related derivative contracts.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As a result of the refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the refinancing costs, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense), are as follows (amounts in thousands):

For the Three Months Ended
March 31, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,624
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,241

In connection with the March 2012 refinancing, the Company recorded deferred financing costs of $18,687,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of March 31, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

On the closing date of the Credit Facility, Monitronics also entered into an interest rate swap agreement, with terms similar to the Credit Facility term loan, in an aggregate notional amount of $550,000,000 in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility (the “Swap”).  The Swap has a maturity date of March 23, 2018 to match the term of the Credit Facility term loan.  The notional amount of the Swap will decrease over time matching the scheduled minimum principal payments of the term loan.  The Swap has been designated as an effective hedge of the Company’s variable rate debt and qualifies for hedge accounting.  See note 8 for further disclosures related to derivative instruments.  As a result of the Swap, the interest rate on the borrowings under the Credit Facility term loan has been effectively converted from variable to fixed at a rate of 6.3%.  On March 23, 2012, in connection with the refinancing, Monitronics terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

Senior Notes

The Senior Notes, in the principal amount of $410,000,000, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  Monitronics intends to exchange the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

Credit Facility

In connection with the March 2012 refinancing, Monitronics entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent.  The Credit Facility provides a $550,000,000 term loan, at a 1% discount, and a $150,000,000 revolving credit facility.  The Credit Facility term loan bears interest at LIBOR, subject to a floor of 1.25%, plus 4.25% and matures on March 23, 2018.  Principal payments of $1,375,000 and interest on the term loan are due quarterly, beginning on June 30, 2012.  The Credit Facility revolver bears interest at LIBOR, subject to a floor of 1.25%, plus 4.25% and matures on March 23, 2017.  There is a commitment fee of 0.50% on unused portions of the revolving credit facility.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes indebtedness could lead to an event of default under the Credit Facility.  The obligations under the Credit Facility are secured by a pledge of the stock of Monitronics and all of its existing subsidiaries.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2012, Monitronics was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows:

Remainder of 2012	$4,125
2013	5,500
2014	5,500
2015	5,500
2016	5,500
2017	5,500
Thereafter	928,375
Total	$960,000

(8)                             Derivatives

The Company utilizes an interest rate swap to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loan.  The valuation of this instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.

In March 2012, Monitronics entered into an interest rate swap agreement with an original notional amount of $550,000,000 in order to hedge changes in the variable rate interest expense of the Credit Facility term loan that matures on March 23, 2018.  Under the Swap, Monitronics receives interest at a rate based on the maximum of either three-month LIBOR or 1.25% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.055%, effective March 23, 2012 through March 23, 2018.  The Swap is designated and qualifies as a cash flow hedging instrument, with the effective portion of the Swap’s change in fair value recorded in Other Comprehensive Income (OCI).  The Swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of operations and comprehensive income (loss) for the three months ended March 31, 2012.  Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized.  The fair value of the Swap was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the Swap expected to be recognized in interest expense in the coming 12 months total $4,428,000.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The impact of the Swap on the condensed consolidated financial statements is depicted below:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss)

Derivative designated as cash flow hedge:
Interest rate swap	(2,503,000)	98,000	—	—

(a)          Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, Monitronics terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the three months ended March 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.  For the three months ended March 31, 2011, the realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) includes monthly settlement payments of $9,635,000 partially offset by a $9,161,000 unrealized gain related to the change in fair value of these derivatives.

See note 9, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

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

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2012 and December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2012
Money market funds (a)	$78,890	—	—	78,890
Investments in marketable securities (b)	140,508	—	—	140,508
Derivative financial instruments - liabilities	—	(2,405)	—	(2,405)
Total	$219,398	(2,405)	—	216,993

December 31, 2011
Money market funds (a)	$168,622	—	—	168,622
Investments in marketable securities (b)	40,377	—	—	40,377
Derivative financial instruments - assets	$—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$208,999	(19,295)	(16,959)	172,745

(a)          Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)         Investments consist primarily of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value the Swap fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparty.  As the counterparty has publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swap.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Three months ended March 31,
	2012	2011

Beginning balance	$(16,959)	$(42,935)
Unrealized gain recognized	16,959	6,495
Ending balance	$—	(36,440)

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

•                  uncertainties in the development of our business strategies, including market acceptance of new products and services;

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

•                  changes in Monitronics’ expected rate of subscriber attrition; and

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication.

For additional risk factors, please see Part II, Item 1A, Risk Factors, in this Quarterly Report.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics serves and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year.  Subscribers may choose not to renew or may terminate their contract for a variety of reasons, including relocation, cost, and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2012 and 2011:

	Twelve Months Ended March 31,
	2012	2011

Beginning balance of accounts Content Services group	680,120	626,411
Accounts purchased (a)	110,801	133,957
Accounts canceled (b)	(78,806)	(73,383)
Canceled accounts guaranteed to be refunded from holdback	(5,234)	(6,865)
Ending balance of accounts	706,881	680,120
Monthly weighted average accounts	695,150	656,173
Attrition rate (a)	(11.3)%	(11.2)%

(a)          During the three months ended March 31, 2012 and 2011, Monitronics purchased 24,174 and 28,064 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended March 31, 2012 and 2011 was approximately $1,000,000 and $1,200,000, respectively.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of origination. Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years Monitronics has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  Over the next three years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years.  The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract.  After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Adjusted EBITDA

Ascent Capital defines “Adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three months ended
	March 31,
	2012	2011

Net revenue (a)	$81,881	73,870
Cost of services	11,059	9,130
Selling, general, and administrative	17,807	19,956
Amortization of subscriber accounts and dealer network	38,081	37,717
Restructuring charges	—	3,779
Loss (gain) on sale of operating assets	(737)	459
Interest expense	11,640	10,400
Realized and unrealized loss on derivative financial instruments	2,044	474
Income tax benefit (expense) from continuing operations	(683)	1,701
Net loss from continuing operations	(4,930)	(6,858)
Earnings (loss) from discontinued operations, net of income tax	(284)	62,045
Net income (loss)	(5,214)	55,187

Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$56,484	51,653
Corporate Adjusted EBITDA	(418)	(5,753)
Total Adjusted EBITDA	$56,066	45,900

Adjusted EBITDA as a percentage of Revenue
Monitronics business	69.0%	69.9%
Corporate	(0.5)%	(7.8)%

(a)          Monitronics revenue for the three months ended March 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)         See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $8,011,000, or 10.8%, from $73,870,000 for the three months ended March 31, 2011 to $81,881,000 million for the three months ended March 31, 2012.  The increase is primarily attributable to an increase in the number of subscriber accounts from 680,120 as of March 31, 2011 to 706,881 as of March 31, 2012.  In addition, average recurring monthly revenue per subscriber increased from $36.57 as of March 31, 2011 to $37.74 as of March 31, 2012.  The increase in net revenue for the three months ended March 31, 2012 is also attributable to the negative impact on March 31, 2011 net revenue of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

Cost of services.  Cost of services increased $1,929,000, or 21%, from $9,130,000 for the three months ended March 31, 2011 to $11,059,000 for the three months ended March 31, 2012.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network, which result in higher telecommunications and service costs.  Cost of services as a percent of net revenue increased from 12.4% for the three months ended March 31, 2011 to 13.5% for the three months ended March 31, 2012.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) decreased $2,149,000, or 10.8%, from $19,956,000 for the three months ended March 31, 2011 to $17,807,000 for the three months ended March 31, 2012.  The decrease is primarily attributable to decreased administrative and corporate expenses as a result of the sale of the Content Distribution business and shutdown of the Systems Integration business in 2011. The decrease was partially offset by an increase in stock-based compensation expense and the timing of certain marketing expenses.  Stock-based compensation expense increased $665,000 from $627,000 for the three months ended March 31, 2011 to $1,292,000 for the three months ended March 31, 2012.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain executives and directors in 2011 which partially vested during 2012. SG&A as a percent of net revenue decreased from 27.0% for the three months ended March 31, 2011 to 21.7% for the three months ended March 31, 2012.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer networks increased $364,000, or 1.0%, from $37,717,000 for the three months ended March 31, 2011 to $38,081,000 for the three months ended March 31, 2012.  The increase in subscriber account amortization is primarily attributable to increased subscribers as compared to the prior year corresponding period.

Restructuring Charges.  The Company recorded restructuring charges in continuing operations of $3,779,000 for the three months ended March 31, 2011.  There were no restructuring charges recorded during the three months ended March 31, 2012.

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

The following table provides the activity and balances of the restructuring reserve (amounts in thousands).

	December 31, 2010	Additions	Deductions (a)	March 31, 2011

2010 Restructuring Plan
Severance and retention	$3,590	3,779	(2,837)	4,532	(b)

2008 Restructuring Plan
Severance	$9	—	—	9
Excess facility costs	211	—	(23)	188
Total	$220	—	(23)	197

	December 31, 2011	Additions	Deductions (a)	March 31, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,761)	125	(b)

2008 Restructuring Plan
Excess facility costs	$236	—	(32)	204

(a) Primarily represents cash payments.

(b) Substantially all of this amount is expected to be paid in 2012.

Loss (gain) on the sale of assets.  During the three months ended March 31, 2012, the Company sold land and building improvements for $3,591,000 resulting in a pre-tax gain of $1,269,000.  In addition, during the three months ended March 31, 2012, the Company sold its 50% interest in an equity method investment for $1,420,000 resulting in a pre-tax loss of $532,000.  During the three months ended March 31, 2011, the Company disposed of certain property and equipment resulting in a pre-tax loss of $459,000.

Interest Expense.  Interest expense increased $1,240,000, or 12%, from $10,400,000 for the three months ended March 31, 2011 to $11,640,000 for the three months ended March 31, 2012.  The increase in 2012 interest expense as compared to the respective prior year period is primarily due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  In addition, the presentation of interest cost related to the Company’s current derivative instrument is presented in Interest expense on the statement of operations as the related derivative instrument is an effective hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred during the three months ended March 31, 2012 and 2011 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  Interest expense includes amortization of debt discount of $3,915,000 and $4,103,000 for the three months ended March 31, 2012 and 2011, respectively.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments increased $1,570,000 from $474,000 for the three months ended March 31, 2011 to $2,044,000 for the three months ended March 31, 2012.  For the three months ended March 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination on March 23, 2012.  For the three months ended March 31, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,635,000 partially offset by a $9,161,000 unrealized gain related to the change in the fair value of these derivatives.

Income tax benefit (expense) from continuing operations.  The Company had a pre-tax loss from continuing operations of $4,247,000 and $8,559,000 for the three months ended March 31, 2012 and 2011, respectively, and an income tax expense (benefit) of $683,000 and $(1,701,000) for the three months ended March 31, 2012 and 2011, respectively.  The Company recorded charges of $1,367,000 and $986,000 to increase the valuation allowance which reduced our net income tax benefit (expense) from continuing operations for the three months ended March, 2012 and 2011, respectively.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $(284,000) and $62,045,000 for the three months ended March 31, 2012 and 2011, respectively.  These amounts include the results of the Systems Integration business which was shut down in June 2011 and the Content Distribution business which was sold at the end of February 2011.  The 2011 amount also includes the gain on sale of the Content Distribution business of $66,136,000 and the related income tax expense of $2,906,000.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended
	March 31,
	2012	2011

Total Adjusted EBITDA	$56,066	45,900
Amortization of subscriber accounts and dealer network	(38,081)	(37,717)
Depreciation	(1,906)	(1,652)
Stock-based and long-term incentive compensation	(1,292)	(627)
Restructuring charges	—	(3,779)
Realized and unrealized loss on derivative instruments	(2,044)	(474)
Refinancing costs	(6,241)	—
Interest income	891	190
Interest expense	(11,640)	(10,400)
Income tax benefit (expense) from continuing operations	(683)	1,701

Net loss from continuing operations	$(4,930)	(6,858)

Adjusted EBIDTA increased $10,166,000 for the three months ended March 31, 2012 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth and decreased selling, general and administrative costs.  Monitronics Adjusted EBIDTA was $56,484,000 and $51,653,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

At March 31, 2012, we had $90,729,000 of cash and cash equivalents, $7,776,000 of current restricted cash, and $140,508,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the three months ended March 31, 2012 and 2011, our cash flow from operating activities was $38,961,000 and $24,111,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2012 and 2011, the Company used cash of $37,380,000 and $36,951,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2012 and 2011, the Company used cash of $902,000 and $743,000, respectively, to fund our capital expenditures.  In order to improve our investment rate of return, the Company purchased marketable securities consisting primarily of diversified corporate bond funds for cash of $98,172,000 during three months ended March 31, 2012.

Our liquidity requirements for 2012 and beyond have changed from the prior year due to the March 2012 refinancing of Monitronics’ debt obligations.  In considering our liquidity requirements for 2012, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases.  We also considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity under Monitronics’ new Credit Facility, under which Monitronics could borrow $150,000,000.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

The existing long-term debt of Monitronics at March 31, 2012 includes the principal balance of $960,000,000 under its Senior Notes and Credit Facility.  The Senior Notes have an outstanding principal balance of $410,000,000 as of March 31, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $550,000,000 as of March 31, 2012 and requires principal payments of $1,375,000 per quarter beginning on June 30, 2012 with the remaining outstanding balance becoming due on March 23, 2018.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Due to the terms of our debt obligations, we have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps and other derivative financial instruments are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date (amounts in thousands).

Year of Maturity	Fixed Rate Derivative Instrument (a)	Variable Rate Debt	Fixed Rate Debt	Total

2012	$—	4,125	—	4,125
2013	—	5,500	—	5,500
2014	—	5,500	—	5,500
2015	—	5,500	—	5,500
2016	—	5,500	—	5,500
Thereafter	2,405	523,875	410,000	936,280
Total	$2,405	550,000	410,000	962,405

(a)          The derivative financial instrument reflected in this column includes an interest rate swap.  The average interest rate paid on the swap is 6.3% and the average interest rate received is the 3-month LIBOR rate, subject to a 1.25% LIBOR floor, plus 4.25%.  See notes 7, 8 and 9 to our condensed consolidated financial statements included in this quarterly report for further information.

If interest rates were to increase 10% on the Credit Facility, there would be no material adverse impact on our results of operations or financial position due to limited exposure resulting from the Company’s fixed rate derivative instruments.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Several of the risk factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 have materially changed, namely those relating to our indebtedness following the refinancing. Therefore, presented below are revised risk factors which more accurately reflect the most material risks that relate to our company and Monitronics.

Factors Relating to Our Corporate History and Strategy

We have substantially changed the businesses in which we operate. Accordingly, it may be difficult to evaluate our performance based on our operating history.

Our financial statements for periods prior to February 2011 include the financial position and results of operations of the business units formerly operated by Ascent Media Group, LLC (“AMG”). AMG was primarily engaged in the business of providing content distribution and creative services to the media and entertainment industries. The businesses of AMG were organized into two operating segments: businesses that provide content management and delivery services (“Content Services”), and businesses that provide creative services (“Creative Services”). The Content Services segment was in turn divided into three business units: (i) the content distribution business unit (“Content Distribution”), (ii) the media management services business unit (“Media Services”) and (iii) the systems integration business unit.

We completed the sale of all of these businesses on or before February 28, 2011 and shut-down the last of these businesses in June 2011.  The businesses of AMG, accordingly, are reflected as discontinued operations in our financial statements. We acquired our current principal operating subsidiary, Monitronics, on December 17, 2010.  Hence, the results of operations of Monitronics are only included in our consolidated financial statements for the year ended December 31, 2010 with respect to the stub period December 17, 2010 through December 31, 2010, and for the year ended December 31, 2011.  We had previously included in our Current Report on Form 8-K/A filed December 28, 2010, Current Report on Form 8-K filed October 14, 2011, and Current Report on Form 8-K/A filed March 6, 2012 the following:

•                                          the audited consolidated financial statements of Monitronics for the periods July 1, 2010 through December 16, 2010 (Predecessor) and December 17, 2010 through December 31, 2010 (Successor);

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

Monitronics and its subsidiaries are separate and independent legal entities and have no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of these subsidiaries to pay dividends to us is subject to, among other things, their compliance with covenants in their respective credit agreements, the availability of sufficient earnings and funds in such subsidiaries, and applicable state laws. As of March 31, 2012, Monitronics had total indebtedness of approximately $960 million.  Claims of creditors of Monitronics and its subsidiaries have priority as to the assets of these companies over our claims and those of our creditors and shareholders.

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

The beneficial ownership by John C. Malone, a director of the Company, of shares of our common stock that represent approximately 30% of the aggregate voting power of our outstanding common stock may also discourage, delay or prevent a change in control of our company.  In addition, Monitronics’ new Credit Facility provides that the occurrence of specified change of control events will result in an event of default thereunder, and the Senior Notes include a covenant that require Monitronics to make an offer to purchase all outstanding Senior Notes, at 101% of par, upon the occurrence of specified change of control events.

We have adopted a shareholder rights plan in order to encourage anyone seeking to acquire our company to negotiate with our board of directors prior to attempting a takeover.

While our shareholder rights plan is designed to guard against coercive or unfair tactics to gain control of our company, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of our company in a transaction that our shareholders may find favorable.

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

Although our Series B Common Stock is listed on the OTC Bulletin Board, there is no meaningful trading market for the stock.

Our Series B Common Stock is not widely held, with 85% of the shares owned by our management and another 10% held by a former executive officer and director of Liberty Media Corporation, our former parent company.  Although it is listed on the OTC Bulletin Board, it is sparsely traded and does not have an active trading market.  The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions.  Each share of the Series B Common Stock is convertible, at any time at the option of the holder, into one shares of Series A Common Stock, which is listed and traded on the Nasdaq Global Select Market under the symbol “ASCMA.”

Factors relating to Monitronics

Monitronics faces risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring agreements (“AMAs”) by Monitronics involves a number of risks, including the risk that the purchased AMAs may not be profitable due to higher than expected account attrition, lower than expected revenues from the AMAs or lower than expected recoveries from dealers when applicable.  The purchase price Monitronics pays a dealer for an AMA is affected by the monthly recurring revenue generated by the AMA, as well as several other factors, including the level of competition, Monitronics’ prior experience with AMAs purchased from the dealer, the number of AMAs purchased, the subscriber’s credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the AMAs or the recoveries from dealers, when applicable, are lower than expected, Monitronics’ business and results of operations could be adversely affected.

Monitronics is subject to credit risk and other risks associated with its subscribers.

Substantially all of Monitronics’ revenues are derived from the recurring monthly revenue due from subscribers under the AMAs. Therefore, Monitronics is dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an AMA and are prohibited from canceling the AMA for the initial term of the AMA (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair Monitronics’ ability to collect any unpaid amounts from our subscribers. To the extent defaults by subscribers of their obligations under the AMAs are greater than anticipated, Monitronics’ business and results of operations could be materially and adversely affected.

Monitronics relies on a significant number of its subscribers remaining with it as subscribers for an extended period of time.

Monitronics incurs significant upfront cash costs for each new subscriber. Monitronics requires a substantial amount of time, typically exceeding the initial term of the related AMA, for it to receive cash payments (net of its variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, Monitronics’ long-term performance is dependent on its subscribers remaining with it as subscribers for as long as possible. This requires Monitronics to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions and the affordability of Monitronics’ services.  If Monitronics fails to keep the subscribers for a sufficiently long period of time, attrition rates would be higher than expected and Monitronics’ financial position and results of operations could be materially and adversely affected.

Monitronics is subject to credit risk and other risks associated with its dealers.

Under the standard alarm monitoring purchase agreement (“AMPA”) that Monitronics enters into with its dealers, if a subscriber terminates their service with Monitronics during the first twelve months after the AMA has been purchased, the dealer is typically required to elect between substituting another AMA for the terminating AMA or compensating Monitronics in an amount based on the original purchase price of the terminating AMA. Monitronics is subject to the risk that dealers will breach their obligation to provide a comparable substitute AMA for a terminating AMA. Although Monitronics typically withholds specified amounts from the purchase price paid to dealers for AMAs (holdback), which may be used to satisfy or offset these and other applicable dealer obligations under the AMPA, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under an AMPA. If the holdback does prove insufficient to cover dealer obligations, Monitronics is also subject to the credit risk that the dealers may not have sufficient funds to compensate Monitronics when substitute AMAs are unavailable or that any such dealer will otherwise breach its obligation to compensate Monitronics for a terminating AMA. To the extent defaults by dealers of their obligations under the AMPAs are greater than anticipated, Monitronics’ financial condition and results of operations could be materially and adversely affected.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact Monitronics’ results of operations, including prolonged downturns in the housing market.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In mid-2007 an extreme downturn began in the credit markets and other financial markets in the United States resulting in a decline in business and consumer confidence and increased unemployment and precipitating a deep economic recession with what currently appears to be a slow recovery. Although Monitronics has continued to grow its business during this downturn, no assurance can be given that Monitronics will be able to continue acquiring quality AMAs or that it will not experience higher attrition rates.  Further, the housing market in the United States continues to be particularly adversely affected by the economic recession and has not improved at the same pace as other aspects of the economy. Any further deterioration in new construction and sales of existing single family homes could reduce opportunities to make sales of new security systems and services and reduce opportunities to take over existing security systems that had previously been monitored by Monitronics’ competitors. If macroeconomic conditions in the United States do not improve or materially worsen, Monitronics’ financial position and results of operations could be materially and adversely affected.

Adverse economic conditions in states where Monitronics’ subscribers are more heavily concentrated may negatively impact its results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where Monitronics’ subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although Monitronics has a geographically diverse subscriber base, adverse conditions in one or more states where its business is more heavily concentrated could have a significant adverse effect on Monitronics’ financial position, results of operations and cash flows.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, Monitronics may experience a reduction in new customer growth or an increase in its subscriber attrition rate.

It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from our potential customer pool, which could hinder the growth of Monitronics’ business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase Monitronics’ attrition rates. In either case, Monitronics’ results of operations and growth prospects could be adversely affected.

Monitronics has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business and ours.

Monitronics has a significant amount of indebtedness. As of March 31, 2012, Monitronics had total indebtedness of approximately $960.0 million.  That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us. For example, it could:

•                  require Monitronics to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under its indebtedness, which will reduce funds available to fund future subscriber account purchases, working capital, capital expenditures and other general corporate requirements;

•                  increase its vulnerability to general adverse economic and industry conditions;

•                  limit its flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•                  limit Monitronics’ ability to obtain additional financing required to fund future subscriber account purchases, working capital, capital expenditures and other general corporate requirements;

•                  place Monitronics at a competitive disadvantage compared to some of its competitors that are less leveraged;

•                  reduce or delay investments and capital expenditures; and

•                  cause any refinancing of Monitronic’s indebtedness to be at higher interest rates and require Monitronics to comply with more onerous covenants, which could further restrict our business operations.

The agreements governing Monitronics various debt obligations, including its Credit Facility and the indenture governing the Senior Notes,  impose restrictions on its business and such restrictions could adversely affect its ability to undertake certain corporate actions.

The agreements governing Monitronics various debt obligations, including its new Credit Facility and the indenture governing the Senior Notes, include covenants imposing significant restrictions on Monitronics’ business. These restrictions may affect its ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on Monitronics ability to, among other things:

•                  make cash distributions to us by means of loans or cash dividends;

•                  incur additional indebtedness;

•                  create liens on property or assets;

•                  make certain loans and investments;

•                  sell or dispose of assets;

•                  pay certain dividends or other restricted payments;

•                  dissolve, consolidate or merge;

•                  enter into certain transactions with affiliates, including our company;

•                  make capital expenditures;

•                  change the nature of its business; and

•                  restrict subsidiary distributions.

In addition, the Credit Facility contains covenants which require Monitronics to maintain certain financial ratios, including a total leverage ratio, a senior secured leverage ratio, an interest coverage ratio and a senior secured recurring monthly revenue leverage ratio (as such terms are defined in the new Credit Facility). If Monitronics fails to comply with any of these ratios, that could result in a default which accelerates the maturity of the indebtedness borrowed under the Credit Facility.  Such a default could also result in the Senior Notes becoming due and payable due to cross default provisions of the indenture governing those Senior Notes.

Risks of liability from Monitronics’ business and operations may be significant.

The nature of the services Monitronics provides potentially exposes Monitronics to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of Monitronics’ action or failure to act, the subscribers could bring claims against Monitronics, which has been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the AMPAs as a result of Monitronics’ action or failure to act, the dealers could bring claims against Monitronics. Substantially all of Monitronics’ AMAs and AMPAs contain provisions limiting Monitronics’ liability to subscribers and dealers, respectively, in an attempt to reduce this risk. However, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on Monitronics’ financial condition. In addition, there can be no assurance that Monitronics is adequately insured for these risks. Certain of Monitronics’ insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against Monitronics, the resulting liability could have a material adverse effect on Monitronics’ financial condition or results of operations.

Future litigation could result in adverse publicity for Monitronics.

In the ordinary course of business, from time to time, Monitronics is the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state consumer protection statutes, negligent dealer installation and negligent service of alarm monitoring systems. Monitronics may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting Monitronics’ management’s resources, adverse publicity resulting from such allegations may materially and adversely affect Monitronics’ reputation in the communities it services, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to Monitronics or at all.

A disruption to Monitronics’ monitoring facility and its back-up monitoring facility could adversely affect its business.

A disruption to both the monitoring facility and the back-up monitoring facility could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. Any such disruption could occur for many reasons, including fire, natural disasters, weather, transportation interruption, malicious acts or terrorism. Monitronics’ main monitoring facility holds Underwriters’ Laboratories listings as protective signaling services stations and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that both of Monitronics’ monitoring facilities will not be impacted by a disruption, including one from a catastrophic event or natural disaster. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

Monitronics relies on third parties to transmit signals to its monitoring facilities.

Monitronics relies on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facilities for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts, or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facilities in a timely manner could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. There can be no assurance that third-party telecommunications providers and signal processing centers will continue to transmit and communicate signals to the monitoring facilities without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

The alarm monitoring business is subject to technological innovation over time.

Monitronics’ monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers’ premises. Monitronics may be required to implement new technology either to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures. In addition, the availability of any new features developed for use in the alarm monitoring industry (whether developed by Monitronics or otherwise) can have a significant impact on a subscriber’s initial decision to choose Monitronics’ or a competitor’s products. To the extent Monitronics’ competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services Monitronics offers may become less attractive to current or future subscribers thereby reducing demand for Monitronics’ products and services and increasing attrition over time. Those competitors that benefit from the capital available to them as part of an affiliated group of companies may be at a particular advantage to Monitronics in this respect. If Monitronics is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect Monitronics’ business by increasing its rate of subscriber attrition. Monitronics also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new AMAs.

Shifts in customer selection of telecommunications services could adversely impact Monitronics’ financial condition.

Monitronics’ operating model relies to some degree on its subscribers continued use of traditional, land-line telecommunications services, which it uses to communicate with monitoring equipment at the subscribers’ locations. Although Monitronics offers alarm systems that can communicate signals to the monitoring facility using various wireless and/or internet-based communication technologies, such solutions are presently more expensive than alarm communicators based on the traditional land-line network. In order to continue to service existing subscribers who cancel their land-line telecommunications services and to service new customers who do not subscribe to land-line telecommunications services, subscribers may be required to upgrade to more expensive technologies. Higher costs may reduce the market for new customers of alarm monitoring services, and the trend away from traditional land-lines to alternatives may mean more existing subscribers will cancel their service with Monitronics. Continued shifts in customer preferences regarding telecommunications services could have a material and adverse impact on Monitronics’ subscriber attrition rates and financial condition.

Privacy concerns, such as consumer identity theft and security breaches, could hurt Monitronics’ reputation and revenues.

As part of Monitronics’ operations, Monitronics collects a large amount of private information from its subscribers, including credit card information, images and voice recordings. If Monitronics were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, Monitronics may experience a general decline in consumer confidence in its business, which may lead to an increase in its cancellation rate or make it more difficult to attract new subscribers. If consumers become reluctant to use Monitronics’ services because of concerns over data privacy or credit card fraud, Monitronics’ ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of Monitronics’ network, boost general consumer confidence in Monitronics’ business, or prevent credit card fraud and identity theft, Monitronics may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in Monitronics’ business or additional capital expenditure requirement could have a material adverse effect on its business, financial condition and results of operations.

Monitronics’ reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in its customer service.

Monitronics’ business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Monitronics’ reputation may be harmed either through product defects, such as the failure of one or more of its subscribers’ alarm systems, or shortfalls in its customer service. Any harm done to Monitronics’ reputation or business relationships as a result of its actions or the actions of third parties could have a significant negative effect on Monitronics. Monitronics’ relationships with its subscribers are of particular importance. Subscribers generally judge Monitronics’ performance through their interactions with the staff at the monitoring centers and Monitronics dealers who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could have a material impact on Monitronics’ attrition rates or make it difficult to recruit new subscribers. Any harm to Monitronics’ reputation caused by any of these or other factors could have a material adverse effect on its business, financial condition and results of operations.

A loss of experienced employees could materially and adversely affect Monitronics’ business.

Monitronics’ success has been largely dependent upon the active participation of its officers and employees. The loss of the services of key members of Monitronics’ management for any reason may have a material adverse effect on Monitronics’ operations and ability to maintain and grow its business. Monitronics depends on the managerial skills and expertise of its management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the AMAs and administering and providing dealer services under the AMPAs. There is no assurance that Monitronics will be able to retain its current management and other experienced employees or replace them satisfactorily to the extent they leave the employ of Monitronics. The loss of any such experienced employees’ services and expertise could materially and adversely affect Monitronics’ business.

The high level of competition Monitronics’ industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2011, Monitronics was the third largest alarm monitoring company in the United States when measured by the total number of subscribers under contract. Monitronics faces competition from other alarm monitoring companies, including companies that have more capital than it has and that may offer higher prices and more favorable terms to dealers for AMAs purchased or charge lower prices for their monitoring services. Monitronics also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and from new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs. Further, Monitronics may face competition from telecommunications or utility companies who decide to expand into alarm monitoring services and bundle their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over Monitronics, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or requiring Monitronics to increase the price it pays for such AMAs, thus reducing its return on investment and negatively impacting its revenues and results of operations.

Monitronics may be unable to obtain additional funds to grow its business.

Monitronics intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer program, among other means. To continue its growth strategy, Monitronics intends to make additional draw downs under the revolving credit portion of its Credit Facility, and Monitronics may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect Monitronics’ ability to continue or accelerate its subscriber account acquisition activities.

Third party claims with respect to Monitronics’ intellectual property, if decided against Monitronics, may result in competing uses of its intellectual property or require the adoption of new, non-infringing intellectual property.

Monitronics has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of its business. While Monitronics does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against Monitronics or claims that its rights to its intellectual property are invalid or unenforceable, and Monitronics cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the “Monitronics” mark could have a material adverse effect on Monitronics’ alarm monitoring business, if such claims were decided against Monitronics and it was precluded from using or licensing the “Monitronics” mark or others were allowed to use it. If Monitronics was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that Monitronics was enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

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

Enactment of these measures could adversely affect Monitronics’ operations and business. For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If Monitronics needs to hire security guards or use third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect its ability to properly fund its ongoing operations, or increased costs to its customer, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although Monitronics has less than 35,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect Monitronics’ business.

Monitronics’ business operates in a regulated industry.

Monitronics’ business, operations and employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, Monitronics’ advertising and sales practices are subject to regulation by the U.S. Federal Trade Commission in addition to state consumer protection laws that have general application that extend to its business. Most states in which Monitronics operates have licensing laws directed specifically toward the monitored security services industry. Monitronics’ business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require Monitronics to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of Monitronics’ operating permits and licenses. If laws and regulations were to change or Monitronics failed to comply, Monitronics’ business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in the AMAs, or purporting to characterize certain charges in the AMAs as unlawful, could adversely affect Monitronics’ business and operations.

The AMAs typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, Monitronics may charge the customer an early cancellation fee. Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the AMAs, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact Monitronics’ business. Adverse judicial determinations regarding these matters could increase legal exposure in connection with any government enforcement actions, or with respect to customers against whom such charges have been imposed, and may also increase the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on Monitronics’ business and operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended March 31, 2012:

Period	Total number of shares purchased (surrendered)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/12 - 01/31/12	1,271	(1)	$51.98	—	—
02/01/12 - 02/29/12	—		—	—	—
03/01/12 - 03/31/12	3,162	(1)	$49.53	—		(2)
Total	4,433		$50.23	—

(1)          Represents shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

(2)          On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  As of March 31, 2012, up to $13,512,000 of Series A Common Stock may be purchased under the program.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Indenture, dated March 23, 2012, between Monitronics International, Inc., as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee*
4.2

Credit Agreement, dated March 23, 2012, among Monitronics International, Inc. as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party hereto*

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

ASCENT CAPITAL GROUP, INC.

Date:	May 9, 2012	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, President and Chief Executive Officer

Date:	May 9, 2012	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Indenture, dated March 23, 2012, between Monitronics International, Inc., as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee*
4.2

Credit Agreement, dated March 23, 2012, among Monitronics International, Inc. as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party hereto*

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