Form 10-Q
period 2012-06-30
Ascent Capital Group, Inc.
filed 2012-08-09
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of July 27, 2012 was:

Series A common stock 13,461,596 shares; and

Series B common stock 738,058 shares.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$84,448	183,558
Restricted cash	7,717	31,196
Marketable securities, at fair value (note 5)	140,637	40,377
Trade receivables, net of allowance for doubtful accounts of $1,698 in 2012 and $1,815 in 2011	10,399	10,973
Deferred income tax assets, net	5,881	5,881
Income taxes receivable	161	308
Prepaid and other current assets	13,036	17,600
Total current assets	262,279	289,893

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $40,889 in 2012 and $37,537 in 2011	68,547	74,697
Subscriber accounts, net	844,199	838,441
Dealer network, net	34,893	39,933
Goodwill	349,227	349,227
Other assets, net	21,501	5,706
Assets of discontinued operations (note 4)	52	62
Total assets	$1,580,698	1,625,959

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,485	3,987
Accrued payroll and related liabilities	2,969	5,149
Other accrued liabilities	25,754	19,000
Deferred revenue	7,225	6,803
Purchase holdbacks	11,536	12,273
Current portion of long-term debt	5,500	60,000
Liabilities of discontinued operations (note 4)	16,339	16,001
Total current liabilities	73,808	123,213

Non-current liabilities:
Long-term debt (note 10)	947,823	892,718
Derivative financial instruments	11,240	36,279
Deferred income tax liability, net	10,012	9,793
Other liabilities	7,946	12,529
Total liabilities	1,050,829	1,074,532

Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,475,245 and 13,471,594 shares at June 30, 2012 and December 31, 2011, respectively	135	135
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 738,058 and 739,894 shares at June 30, 2012 and December 31, 2011, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,463,106	1,461,671
Accumulated deficit	(918,017)	(905,610)
Accumulated other comprehensive loss	(15,362)	(4,776)
Total stockholders’ equity	529,869	551,427
Total liabilities and stockholders’ equity	$1,580,698	1,625,959

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net revenue	$83,315	$77,577	165,196	151,447

Operating expenses:
Cost of services	11,391	9,597	22,450	18,727
Selling, general, and administrative, including stock-based and long-term incentive compensation	18,030	18,466	35,837	38,423
Amortization of subscriber accounts and dealer network	39,349	39,025	77,430	76,741
Depreciation	2,696	1,997	4,602	3,650
Restructuring charges	—	407	—	4,186
Loss (gain) on sale of operating assets, net	(576)	—	(1,313)	459
	70,890	69,492	139,006	142,186

Operating income	12,425	8,085	26,190	9,261

Other income:
Interest income	1,075	47	1,966	237
Interest expense	(19,319)	(10,397)	(30,959)	(20,798)
Realized and unrealized loss on derivative financial instruments	—	(5,833)	(2,044)	(6,307)
Refinancing expense	(4)	—	(6,245)	—
Other income (expense), net	827	1,386	1,849	2,335
	(17,421)	(14,797)	(35,433)	(24,533)

Loss from continuing operations before income taxes	(4,996)	(6,712)	(9,243)	(15,272)
Income tax benefit (expense) from continuing operations	(765)	1,783	(1,448)	3,289

Net loss from continuing operations	(5,761)	(4,929)	(10,691)	(11,983)

Discontinued operations (note 4):
Earnings (loss) from discontinued operations	(1,506)	(11,134)	(1,790)	53,175
Income tax benefit (expense)	74	(2,219)	74	(4,287)
Earnings (loss) from discontinued operations, net of income tax	(1,432)	(13,353)	(1,716)	48,888

Net income (loss)	(7,193)	(18,282)	(12,407)	36,905

Other comprehensive income (loss):
Foreign currency translation adjustments	(160)	11,211	61	(2,739)
Unrealized holding gains (losses) arising during the period, net of income tax	(1,366)	133	593	133
Unrealized loss on derivative contracts	(8,835)	—	(11,240)	—
Other comprehensive income (loss)	(10,361)	11,344	(10,586)	(2,606)

Comprehensive income (loss)	$(17,554)	$(6,938)	(22,993)	34,299

Basic and diluted earnings (loss) per share (note 10)
Continuing operations	$(0.41)	$(0.35)	(0.76)	(0.84)
Discontinued operations	(0.10)	(0.93)	(0.12)	3.43
Net Income (loss)	$(0.51)	$(1.28)	(0.88)	2.59

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(12,407)	36,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	1,716	(48,888)
Amortization of subscriber accounts and dealer network	77,430	76,741
Depreciation	4,602	3,650
Stock based compensation	2,563	1,813
Deferred income tax expense	219	(80)
Unrealized gain on derivative financial instruments	(6,793)	(12,759)
Refinancing expense	6,245	—
Loss (gain) on the sale of assets	(1,313)	459
Long-term debt amortization	4,101	8,331
Other non-cash activity, net	4,314	2,846
Changes in assets and liabilities:
Trade receivables	(2,165)	(2,140)
Prepaid expenses and other assets	1,025	(6,233)
Payables and other liabilities	938	2,960
Operating activities from discontinued operations, net	(1,368)	(3,782)

Net cash provided by operating activities	79,107	59,823

Cash flows from investing activities:
Capital expenditures	(2,657)	(1,779)
Purchases of subscriber accounts	(78,885)	(76,336)
Purchases of marketable securities	(99,667)	—
Net proceeds from sale of discontinued operations	—	99,488
Decrease in restricted cash	51,479	3,080
Proceeds from the sale of operating assets	6,486	—
Investing activities from discontinued operations, net	—	(3,196)

Net cash provided by (used in) investing activities	(123,244)	21,257

Cash flows from financing activities:
Proceeds from long-term debt	967,200	28,000
Payments to long-term debt	(977,375)	(27,800)
Refinancing costs	(44,114)	—
Stock option exercises	—	1,291
Purchases (and retirement) of common stock	(684)	—
Financing activities from discontinued operations, net	—	(142)

Net cash provided by (used in) financing activities	(54,973)	1,349

Net increase (decrease) in cash and cash equivalents	(99,110)	82,429

Cash and cash equivalents at beginning of period	183,558	149,857

Cash and cash equivalents at end of period	$84,448	232,286

Supplemental cash flow information:
State taxes paid	$2,064	1,797
Interest paid	15,332	12,057

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended June 30, 2012 that had a material impact on the Company.

(3)                                 Correction of Immaterial Error

During the second quarter of 2012, the Company identified an error related to uncertain tax positions resulting in an understatement of income tax expense from discontinued operations and liabilities related to discontinued operations for the quarter ended December 31, 2010.  Management considered both the quantitative and qualitative factors within the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  Based on evaluation of the error, management has concluded that the prior period error was immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior period.  In doing so, balances in these condensed consolidated financial statements in the Company’s June 30, 2012 Form 10-Q have been adjusted to reflect the correction in the proper period.  Future filings that include prior periods will be corrected, as needed, when filed, including the 2012 Form 10-K for the Company.

The effect of recording the immaterial correction in the consolidated financial statements as of and for the year ended December 31, 2011, is as follows (in thousands):

	For the year ended December 31, 2011
	As Reported	As Revised

Liabilities related to discontinued operations	$7,101	16,001
Total current liabilities	114,313	123,213
Total liabilities	1,065,632	1,074,532
Accumulated deficit	(896,710)	(905,610)
Total stockholders’ equity	560,327	551,427

The statement of operations for the year ended December 31, 2011, or any periods within that year, are not impacted by the correction of this error.

(4)                                 Discontinued Operations

During the three and six months ended June 30, 2012, the Company recorded additional costs of approximately $1,506,000 and $1,790,000, respectively, related to contract termination and other loss contingencies associated with discontinued operations.

As of June 30, 2011, Ascent Capital shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance.  The operations of the Systems integration business have been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $2,906,000 for the quarter ended March 31, 2011.  As part of the sale, Ascent Capital removed $14,751,000 from the foreign currency translation amount in accumulated other comprehensive income (loss), which related to the foreign operations that were included in the sale.  The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all applicable periods presented.

The following table presents the results of discontinued operations that are included in earnings (loss) from discontinued operations in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net revenue	$—	2,365	$—	24,186
Earnings (loss) from discontinued operations before income taxes (a)	(1,506)	(11,134)	(1,790)	53,175

(a)         The amount for the six months ended June 30, 2011 includes a $66,136,000 gain on the sale of the Content Distribution business.

(5)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Six months ended June 30,
	2012	2011

Beginning Balance	$40,377	—
Purchases	99,667	—
Sales (at cost)	—	—
Unrealized gain	593	—
Ending Balance	$140,637	—

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that was recorded into Accumulated other comprehensive loss in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Accumulated other comprehensive loss
Beginning Balance	$2,083	—	$124	—
Gains (losses), net of income tax of $0	(1,366)	—	593	—
Losses (gains) recognized into earnings, net of tax	—	—	—	—
Ending Balance	$717	—	$717	—

(6)                               Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011

Interest payable	$10,418	$2,847
Taxes payable	1,475	2,215
Legal accrual	9,220	9,316
Other	4,641	4,622
Total Other accrued liabilities	$25,754	$19,000

(7)                                 Restructuring Charges

There were no restructuring charges in continuing operations recorded for the three and six months ended June 30, 2012.  The Company recorded restructuring charges in continuing operations of $407,000 and $4,186,000 during the three and six months ended June 30, 2011.

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

At June 30, 2012, all restructuring liabilities are included in other accrued liabilities on the condensed consolidated balance sheets.  The following table provides the activity and balances of the 2010 and 2008 Restructuring Plans (amounts in thousands):

	December 31, 2010	Additions	Deductions (a)	June 30, 2011

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(3,701)	4,075

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	—	(16)	195
Total	$220	—	(25)	195

	December 31, 2011	Additions	Deductions (a)	June 30, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—

2008 Restructuring Plan
Excess facility costs	$236	—	(64)	172

(a) Primarily represents cash payments.

(8)                                 Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gain (loss)	Pension adjustments	Unrealized gain (loss) on derivatives	Accumulated other comprehensive income (loss)

As of December 31, 2011	$(210)	124	(4,690)	—	(4,776)
Current period change	61	593	—	(11,240)	(10,586)
As of June 30, 2012	$(149)	717	(4,690)	(11,240)	(15,362)

(9)                                 Stock Compensation

In the second quarter of 2012, certain employees were granted awards for a total of 25,500 shares of restricted stock, vesting over a period of four years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $50.47 per share.

In the second quarter of 2012, certain employees were granted a total of 78,750 options to purchase Ascent Capital Series A common stock at an exercise price of $50.47 per share.  Such options vest over a period of four years, terminate on June 30, 2019, and had a weighted average fair value at the date of grant of $19.96 per option, as determined using the Black-Scholes Model.   The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 45%, a risk-free interest rate of 0.76%, an expected life of approximately five years, and a dividend yield of zero.

(10)                          Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

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

However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS. Diluted shares outstanding excluded 967,904 stock options and unvested restricted stock units for the three and six months ended June 30, 2012, respectively, because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 773,983 stock options and unvested restricted stock units for the three and six months ended June 30, 2011, because their inclusion would have been anti-dilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Weighted average Series A and Series B shares	14,077,562	14,277,199	14,072,331	14,251,833

(11)                          Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011

Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	$—	$345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a, b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
9.125% Senior Notes due April 1, 2020	410,000	—
Term loan, matures March 23, 2018, LIBOR plus 4.25%, subject to a floor of 1.25%	543,323	—
	953,323	952,718
Less current portion of long-term debt	(5,500)	(60,000)
Long-term debt	$947,823	$892,718

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

For the Six Months Ended
June 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,245

In connection with the March 2012 refinancing, the Company recorded deferred financing costs of $19,843,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of June 30, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

On the closing date of the Credit Facility, Monitronics also entered into an interest rate swap agreement, with terms similar to the Credit Facility term loan, in an aggregate notional amount of $550,000,000 in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility (the “Swap”).  The Swap has a maturity date of March 23, 2018 to match the term of the Credit Facility term loan.  The notional amount of the Swap will decrease over time matching the scheduled minimum principal payments of the term loan.  The Swap has been designated as an effective hedge of the Company’s variable rate debt and qualifies for hedge accounting.  See note 12 for further disclosures related to derivative instruments.  As a result of the Swap, the interest rate on the borrowings under the Credit Facility term loan has been effectively converted from variable to fixed at a rate of 6.3%.  On March 23, 2012, in connection with the refinancing, Monitronics terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

Senior Notes

The Senior Notes, in the principal amount of $410,000,000, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  Monitronics has offered to exchange the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.  The exchange offer expired on August 6, 2012.  See note 16 for further disclosure related to the exchange offer.

Credit Facility

In connection with the March 2012 refinancing, Monitronics entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent.  The Credit Facility provides a $550,000,000 term loan, at a 1% discount, and a $150,000,000 revolving credit facility.  The Credit Facility term loan bears interest at LIBOR, subject to a floor of 1.25%, plus 4.25% and matures on March 23, 2018.  Principal payments of $1,375,000 and interest on the term loan are due quarterly, beginning on June 30, 2012.  The Credit Facility revolver bears interest at LIBOR plus 4.25%, subject to a floor of 1.25%, and matures on March 23, 2017.  There is an annual commitment fee of 0.50% on unused portions of the revolving credit facility.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes indebtedness could lead to an event of default under the Credit Facility.  The obligations under the Credit Facility are secured by a pledge of the stock of Monitronics and all of its existing subsidiaries.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2012, Monitronics was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows:

Remainder of 2012	$2,750
2013	5,500
2014	5,500
2015	5,500
2016	5,500
2017	5,500
Thereafter	928,375
Total	$958,625

(12)       Derivatives

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

In March 2012, Monitronics entered into an interest rate swap agreement with an original notional amount of $550,000,000 in order to hedge changes in the variable rate interest expense of the Credit Facility term loan that matures on March 23, 2018.  Under the Swap, Monitronics receives interest at a rate based on the maximum of either three-month LIBOR or 1.25% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.055%, effective March 23, 2012 through March 23, 2018.  The Swap is designated and qualifies as a cash flow hedging instrument, with the effective portion of the Swap’s change in fair value recorded in Other Comprehensive Income (OCI).  The Swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2012.  Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized.  The fair value of the Swap was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the Swap expected to be recognized in interest expense in the coming 12 months total $4,400,000.

The impact of the Swap on the condensed consolidated financial statements is depicted below:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)

Derivative designated as cash flow hedge:
Interest rate swap	(9,954,000)	(1,119,000)	(12,457,000)	(1,217,000)

(a)   Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, Monitronics terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the six months ended June 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.  For the three months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,431,000 partially offset by a $3,598,000 unrealized gain related to the change in the fair value of these derivatives.  For the six months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $19,066,000 partially offset by a $12,759,000 unrealized gain related to the change in the fair value of these derivatives.

See note 13, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

(13)         Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2012 and December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

June 30, 2012
Money market funds (a)	$78,927	—	—	78,927
Investments in marketable securities (b)	140,637	—	—	140,637
Derivative financial instruments - liabilities	—	(11,240)	—	(11,240)
Total	$219,564	(11,240)	—	208,324

December 31, 2011
Money market funds (a)	$168,622	—	—	168,622
Investments in marketable securities (b)	40,377	—	—	40,377
Derivative financial instruments - assets	$—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$208,999	(19,295)	(16,959)	172,745

(a)   Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)   Investments consist primarily of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value the Swap fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparty.  As the counterparty has publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swap.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Six months ended June 30,
	2012	2011

Beginning balance	$(16,959)	(42,935)
Unrealized gain recognized	16,959	11,926
Ending balance	$—	(31,009)

Ascent Capital’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(14)         Income Taxes

The Company’s US tax returns for the periods September 18, 2008 through December 31, 2008, the years ended December 31, 2010 and 2009, as well as the period from July 21, 2005 through September 17, 2008, when the Company was included in the consolidated income tax returns of Discovery Holdings Company, are either currently under audit or remain subject to examination by the IRS and state authorities.  It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of the pending audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

(15)         Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management’s estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(16)         Subsequent Events

On July 9, 2012, Monitronics commenced an exchange offer (the “Exchange Offer”) in which up to $410,000,000 aggregate principal amount of exchange notes (the “Exchange Notes”) registered under the Securities Act were offered in exchange for the same principal amount of the outstanding Senior Notes. The terms of the Exchange Notes and the outstanding Senior Notes are substantially identical, except that the transfer restrictions and registration rights relating to the Senior Notes do not apply to the Exchange Notes. The Exchange Offer was commenced in order to satisfy Monitronics’ obligations under the registration rights agreement related to the outstanding Senior Notes. The Exchange Offer expired on August 6, 2012 and all the Senior Notes were tendered for exchange. On August 7, 2012, Monitronics issued $410,000,000 aggregate principal amount of Exchange Notes in exchange for the tendered Notes.

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

For additional risk factors, please see Part II, Item 1A, Risk Factors, in the Quarterly Report on Form 10-Q for the three months ended March 31, 2012.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

The table below presents subscriber data for the twelve months ended June 30, 2012 and 2011:

	Twelve Months Ended June 30,
	2012	2011

Beginning balance of accounts	688,119	645,874
Accounts purchased (a)	108,600	124,580
Accounts canceled (b)	(81,747)	(74,037)
Canceled accounts guaranteed to be refunded from holdback	(3,140)	(8,298)
Ending balance of accounts	711,832	688,119
Monthly weighted average accounts	701,515	667,865
Attrition rate (a)	(11.7)%	(11.1)%

(a)   During the three months ended June 30, 2012 and 2011, Monitronics purchased 26,358 and 28,559 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended June 30, 2012 and 2011 was approximately $1,165,000  and $1,236,000, respectively.  During the six months ended June 30, 2012 and 2011, Monitronics purchased 50,532 and 56,623 subscriber accounts, respectively.  Monthly recurring revenue purchased during the six months ended June 30, 2012 and 2011 was approximately $2,214,000 and $2,449,000, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue (a)	$83,315	77,577	$165,196	151,477
Cost of services	11,391	9,597	22,450	18,727
Selling, general, and administrative	18,030	18,466	35,837	38,423
Amortization of subscriber accounts and dealer network	39,349	39,025	77,430	76,741
Restructuring charges	—	407	—	4,186
Loss (gain) on sale of operating assets	(576)	—	(1,313)	459
Interest expense	19,319	10,397	30,959	20,798
Realized and unrealized loss on derivative financial instruments	—	5,833	2,044	6,307
Income tax benefit (expense) from continuing operations	(765)	1,783	(1,448)	3,289
Net loss from continuing operations	(5,761)	(4,929)	(10,691)	(11,983)
Earnings (loss) from discontinued operations, net of income tax	(1,432)	(13,353)	(1,716)	48,888
Net income (loss)	(7,193)	(18,282)	(12,407)	36,905

Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$57,218	53,952	$113,703	105,605
Corporate Adjusted EBITDA	(650)	(1,866)	(1,069)	(7,619)
Total Adjusted EBITDA	$56,568	52,086	$112,634	97,986

Adjusted EBITDA as a percentage of Revenue
Monitronics business	68.7%	69.5%	68.8%	69.7%
Corporate	(0.8)%	(2.4)%	(0.6)%	(5.0)%

(a)   Monitronics revenue for the six months ended June 30, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)   See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $5,738,000, or 7.4%, and $13,719,000, or 9.1%, for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to an increase in the number of subscriber accounts from 688,119 as of June 30, 2011 to 711,832 as of June 30, 2012.  In addition, average monthly revenue per subscriber increased from $36.80 as of June 30, 2011 to $37.97 as of June 30, 2012.  The increase in net revenue for the six months ended June 30, 2012 is also attributable to a $2,295,000 fair value adjustment, associated with deferred revenue acquired in the Monitronics acquisition, which reduced net revenue for the six months ended June 30, 2011.

Cost of services.  Cost of services increased $1,794,000, or 18.7%, and $3,723,000, or 19.9%, for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network, which result in higher telecommunications and service costs.  Cost of services as a percent of net revenue increased to 13.7% and 13.6% for the three and six months ended June 30, 2012, respectively, as compared to 12.4% for the three and six months ended June 30, 2011.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) decreased $436,000, or 2.4%, and $2,586,000, or 6.7%, for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The decrease is primarily attributable to decreased administrative and corporate expenses as a result of the sale of the Content Distribution business and shutdown of the Systems Integration business in 2011. The decrease was partially offset by an increase in Monitronics SG&A costs and stock-based compensation expense.  The increased Monitronics SG&A costs are attributable to increased payroll and marketing expenses of $517,000 and $937,000 for the three and six months ended June 30, 2012, respectively, as compared to prior year corresponding periods.  Stock-based compensation expense increased $85,000 to $1,271,000 for the three months ended June 30, 2012 and increased $750,000 to $2,563,000 for the six months ended June 30, 2012.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees and directors during 2011 and 2012. SG&A as a percent of net revenue decreased from 23.8% for the three months ended June 30, 2011 to 21.6% for the three months ended June 30, 2012 and decreased from 25.4% for the six months ended June 30, 2011 to 21.7% for the six months ended June 30, 2012

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer networks increased $324,000 and $689,000 for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in subscriber account amortization is primarily attributable to increased subscribers as compared to the prior year corresponding periods.

Restructuring Charges.  The Company recorded restructuring charges from continuing operations of $407,000 and $4,186,000 for the three and six months ended June 30, 2011, respectively.  There were no restructuring charges recorded during the three and six months ended June 30, 2012.

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

The following table provides the activity and balances of the restructuring reserve (amounts in thousands).

	December 31, 2010	Additions	Deductions (a)	June 30, 2011

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(3,701)	4,075

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	—	(16)	195
Total	$220	—	(25)	195

	December 31, 2011	Additions	Deductions (a)	June 30, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—

2008 Restructuring Plan
Excess facility costs	$236	—	(64)	172

(a) Primarily represents cash payments.

Loss (gain) on the sale of assets.  During the six months ended June 30, 2012, the Company sold land and building improvements for $5,066,000 resulting in a pre-tax gain of $1,845,000.  In addition, during the six months ended June 30, 2012, the Company sold its 50% interest in an equity method investment for $1,420,000 resulting in a pre-tax loss of $532,000.  During the six months ended June 30, 2011, the Company disposed of certain property and equipment resulting in a pre-tax loss of $459,000.

Interest Expense.  Interest expense increased $8,922,000 and $10,161,000 for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in 2012 interest expense as compared to the respective prior year period is primarily due to the presentation of interest cost related to the Company’s current derivative instrument. Interest cost related to the Company’s current derivative instrument is presented in Interest expense on the statement of operations as the related derivative instrument is an effective hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  In addition, the increase in interest expense is due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  Interest expense for the three and six months ended June 30, 2012 includes amortization of debt discount of $186,000 and $4,101,000, respectively.  Interest expense for the three and six months ended June 30, 2011 includes amortization of debt discount of $4,228,000 and $8,331,000, respectively.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments for the three and six months ended June 30, 2012 was $0 and $2,044,000, respectively.  Realized and unrealized loss on derivative financial instruments for the three and six months ended June 30, 2011 was $5,833,000 and $6,307,000, respectively.  For the three and six months ended June 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination on March 23, 2012.  For the three months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,431,000 partially offset by a $3,598,000 unrealized gain related to the change in the fair value of these derivatives.  For the six months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $19,066,000 partially offset by a $12,759,000 unrealized gain related to the change in the fair value of these derivatives.

Income tax benefit (expense) from continuing operations.  The Company had a pre-tax loss from continuing operations of $4,996,000 and $9,243,000 for the three months and six months ended June 30, 2012, respectively, and an income tax expense of $765,000 and $1,448,000 for the three and six months ended June 30, 2012, respectively.  The Company had a pre-tax loss from continuing operations of $6,712,000 and $15,272,000 for the three months and six months ended June 30, 2011, respectively, and an income tax benefit of $1,783,000 and $3,289,000 for the three and six months ended June 30, 2012, respectively.  The Company recorded charges of $3,263,000 and $1,943,000 to increase the valuation allowance which reduced our net income tax benefit (expense) from continuing operations for the six months ended June 30, 2012 and 2011, respectively.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $(1,432,000) and $(1,716,000) for the three and six months ended June 30, 2012, respectively, and $(13,353,000) and $48,888,000 for the three and six months ended June 30, 2011, respectively.  These amounts include the results of the Systems Integration business which was shut down in June 2011 and the Content Distribution business which was sold at the end of February 2011.  The 2011 amount also includes the gain on sale of the Content Distribution business of $66,136,000 and the related income tax expense of $2,906,000.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Total Adjusted EBITDA	$56,568	52,086	$112,634	97,986
Amortization of subscriber accounts and dealer network	(39,349)	(39,025)	(77,430)	(76,741)
Depreciation	(2,696)	(1,997)	(4,602)	(3,650)
Stock-based and long-term incentive compensation	(1,271)	(1,186)	(2,563)	(1,813)
Restructuring charges	—	(407)	—	(4,186)
Realized and unrealized loss on derivative instruments	—	(5,833)	(2,044)	(6,307)
Refinancing costs	(4)	—	(6,245)	—
Interest income	1,075	47	1,966	237
Interest expense	(19,319)	(10,397)	(30,959)	(20,798)
Income tax benefit (expense) from continuing operations	(765)	1,783	(1,448)	3,289

Net loss from continuing operations	$(5,761)	(4,929)	$(10,691)	(11,983)

Adjusted EBIDTA increased $4,482,000, or 8.6%, and $14,648,000, or 14.9%, for the three and six months ended June 30, 2012 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth and decreased selling, general and administrative costs.  Monitronics Adjusted EBIDTA was $57,218,000 and $113,703,000 for the three and six months ended June 30, 2012, respectively, as compared to $53,952,000 and $105,605,000 for the three and six months ended June 30, 2011, respectively.

Discontinued Operations

During the three and six months ended June 30, 2012, the Company recorded additional costs of approximately $1,506,000 and $1,790,000, respectively, related to contract termination and other loss contingencies associated with discontinued operations.

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

Liquidity and Capital Resources

At June 30, 2012, we had $84,448,000 of cash and cash equivalents, $7,717,000 of current restricted cash, and $140,637,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the six months ended June 30, 2012 and 2011, our cash flow from operating activities was

$79,107,000 and $59,823,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2012 and 2011, the Company used cash of $78,885,000 and $76,336,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2012 and 2011, the Company used cash of $2,657,000 and $1,779,000, respectively, to fund our capital expenditures.  In order to improve our investment rate of return, the Company purchased marketable securities consisting primarily of diversified corporate bond funds for cash of $99,667,000 during the six months ended June 30, 2012.

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

The existing long-term debt of Monitronics at June 30, 2012 includes the principal balance of $958,625,000 under its Senior Notes and Credit Facility.  The Senior Notes have an outstanding principal balance of $410,000,000 as of June 30, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $548,625,000 as of June 30, 2012 and requires principal payments of $1,375,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.

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

Year of Maturity	Fixed Rate Derivative Instrument (a)	Variable Rate Debt	Fixed Rate Debt	Total

2012	$—	2,750	—	2,750
2013	—	5,500	—	5,500
2014	—	5,500	—	5,500
2015	—	5,500	—	5,500
2016	—	5,500	—	5,500
Thereafter	11,240	523,875	410,000	945,115
Total	$11,240	548,625	410,000	969,865

(a)

The derivative financial instrument reflected in this column includes an interest rate swap. The average interest rate paid on the swap is 6.3% and the average interest rate received is the 3-month LIBOR rate, subject to a 1.25% LIBOR floor, plus 4.25%. See notes 11, 12 and 13 to our condensed consolidated financial statements included in this quarterly report for further information.

If interest rates were to increase 10% on the Credit Facility, there would be no material adverse impact on our results of operations or financial position due to limited exposure resulting from the Company’s fixed rate derivative instruments.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended June 30, 2012:

Period	Total number of shares purchased (surrendered)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/12 - 04/30/12	581	(1)	$48.00	—	—
05/01/12 - 05/31/12	400	(2)	49.94	400		(2)
06/01/12 - 06/30/12	16,471	(2),(3)	$49.96	13,317		(2)
Total	17,452		$49.89	13,717

(1)	Represents shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.
(2)

On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time. As of June 30, 2012, up to $12,827,000 of Series A Common Stock may be purchased under the program.

(3)	Includes shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers.*
10.2	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers. *
10.3	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital Group, Inc. (“Ascent”) and Monitronics International, Inc. (“Monitronics”). *
10.4	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent and Monitronics. *
10.5	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers. *
10.6	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011. *
10.7	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011. *
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	August 9, 2012	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, President and Chief Executive Officer

Date:	August 9, 2012	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers. *
10.2	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers. *
10.3	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital Group, Inc. (“Ascent”) and Monitronics International, Inc. (“Monitronics”). *
10.4	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent and Monitronics. *
10.5	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers. *
10.6	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011. *
10.7	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011. *
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith.

**          Furnished herewith.