Form 10-Q
period 2012-09-30
Ascent Capital Group, Inc.
filed 2012-11-09
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 26, 2012 was:

Series A common stock 13,288,523 shares; and

Series B common stock 737,166 shares.

Item 1.  Financial Statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$106,336	$183,558
Restricted cash	7,000	31,196
Marketable securities, at fair value (note 5)	142,668	40,377
Trade receivables, net of allowance for doubtful accounts of $1,779 in 2012 and $1,815 in 2011	11,204	10,973
Deferred income tax assets, net	5,881	5,881
Income taxes receivable	161	308
Prepaid and other current assets	13,297	17,600
Assets held for sale (note 6)	11,892	—
Total current assets	298,439	289,893

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $28,864 in 2012 and $37,537 in 2011	55,726	74,697
Subscriber accounts, net	855,606	838,441
Dealer network, net	32,373	39,933
Goodwill	349,227	349,227
Other assets, net	20,684	5,706
Assets of discontinued operations (note 4)	54	62
Total assets	$1,612,109	$1,625,959

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,595	$3,987
Accrued payroll and related liabilities	2,835	5,149
Other accrued liabilities (note 7)	38,345	19,000
Deferred revenue	6,962	6,803
Purchase holdbacks	11,912	12,273
Current portion of long-term debt	5,500	60,000
Liabilities of discontinued operations (note 4)	18,110	16,001
Total current liabilities	89,259	123,213

Non-current liabilities:
Long-term debt (note 12)	976,632	892,718
Derivative financial instruments	13,779	36,279
Deferred income tax liability, net	10,154	9,793
Other liabilities	6,099	12,529
Total liabilities	1,095,923	1,074,532

Commitments and contingencies (note 17)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,405,825 and 13,471,594 shares at September 30, 2012 and December 31, 2011, respectively	134	135
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 737,391 and 739,894 shares at September 30, 2012 and December 31, 2011, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,460,627	1,461,671
Accumulated deficit	(933,624)	(905,610)
Accumulated other comprehensive loss	(10,958)	(4,776)
Total stockholders’ equity	516,186	551,427
Total liabilities and stockholders’ equity	$1,612,109	$1,625,959

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net revenue	$84,667	79,515	$249,863	230,962

Operating expenses:
Cost of services	12,881	10,692	35,331	29,419
Selling, general, and administrative, including stock-based and long-term incentive compensation	18,256	17,554	54,093	55,977
Amortization of subscriber accounts and dealer network	40,815	41,203	118,245	117,944
Depreciation	2,084	2,173	6,686	5,823
Restructuring charges	—	72	—	4,258
Loss (gain) on sale of operating assets, net	15	106	(1,298)	565
Loss on pension plan settlements	6,571	—	6,571	—
	80,622	71,800	219,628	213,986

Operating income	4,045	7,715	30,235	16,976

Other income (expense):
Interest income	1,042	48	3,008	285
Interest expense	(19,299)	(11,357)	(50,258)	(32,155)
Realized and unrealized loss on derivative financial instruments	—	(3,807)	(2,044)	(10,114)
Refinancing expense	—	—	(6,245)	—
Other income (expense), net	1,091	2,041	2,940	4,376
	(17,166)	(13,075)	(52,599)	(37,608)

Loss from continuing operations before income taxes	(13,121)	(5,360)	(22,364)	(20,632)
Income tax benefit (expense) from continuing operations	(604)	208	(2,052)	3,497
Net loss from continuing operations	(13,725)	(5,152)	(24,416)	(17,135)

Discontinued operations (note 4):
Earnings (loss) from discontinued operations	(1,202)	(4,138)	(2,992)	49,037
Income tax expense	(680)	(577)	(606)	(4,864)
Earnings (loss) from discontinued operations, net of income tax	(1,882)	(4,715)	(3,598)	44,173

Net income (loss)	(15,607)	(9,867)	(28,014)	27,038

Other comprehensive income (loss):
Foreign currency translation adjustments	222	(159)	283	(2,898)
Unrealized holding gains (losses) arising during the period, net of income tax	2,031	(255)	2,624	(255)
Unrealized loss on derivative contracts	(2,539)	—	(13,779)	—
Pension liability adjustments	4,690	—	4,690	133
Total other comprehensive income (loss), net of tax	4,404	(414)	(6,182)	(3,020)

Comprehensive income (loss)	$(11,203)	(10,281)	$(34,196)	24,018

Basic and diluted earnings (loss) per share (note 11):
Continuing operations	$(0.98)	(0.36)	$(1.74)	(1.20)
Discontinued operations	(0.13)	(0.33)	(0.25)	3.10
Net Income (loss)	$(1.11)	(0.69)	$(1.99)	1.90

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(28,014)	27,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	3,598	(44,173)
Amortization of subscriber accounts and dealer network	118,245	117,944
Depreciation	6,686	5,823
Stock based compensation	3,928	2,956
Deferred income tax expense	361	(1,339)
Unrealized gain on derivative financial instruments	(6,793)	(18,936)
Refinancing expense	6,245	—
Loss (gain) on the sale of operating assets, net	(1,298)	565
Long-term debt amortization	4,285	12,640
Loss on pension plan settlements	6,571	—
Other non-cash activity, net	6,595	4,694
Changes in assets and liabilities:
Trade receivables	(4,464)	(3,831)
Prepaid expenses and other assets	(377)	(5,499)
Payables and other liabilities	12,358	(13,309)
Operating activities from discontinued operations, net	(1,481)	694

Net cash provided by operating activities	126,445	85,267

Cash flows from investing activities:
Capital expenditures	(3,591)	(2,860)
Purchases of subscriber accounts	(128,407)	(126,807)
Purchases of marketable securities	(99,667)	(28,359)
Net proceeds from sale of discontinued operations	—	99,488
Decrease in restricted cash	51,603	4,564
Proceeds from the sale of operating assets	6,515	—
Investing activities from discontinued operations, net	—	(3,196)

Net cash used in investing activities	(173,547)	(57,170)

Cash flows from financing activities:
Proceeds from long-term debt	998,100	69,200
Repayments of long-term debt	(979,650)	(49,300)
Refinancing costs	(44,239)	—
Stock option exercises	327	1,291
Purchases and retirement of common stock	(4,658)	(10,913)
Financing activities from discontinued operations, net	—	(142)

Net cash provided by (used in) financing activities	(30,120)	10,136

Net increase (decrease) in cash and cash equivalents	(77,222)	38,233

Cash and cash equivalents at beginning of period	183,558	149,857

Cash and cash equivalents at end of period	$106,336	188,090

Supplemental cash flow information:
State taxes paid	$2,072	2,895
Interest paid	23,149	17,881

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”), Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2012 that had a material impact on the Company.

(3)                                 Correction of Immaterial Error

During the second quarter of 2012, the Company identified an error related to uncertain tax positions resulting in an understatement of income tax expense from discontinued operations and liabilities related to discontinued operations for the quarter ended December 31, 2010.  Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Based on evaluation of the error, management has concluded that the prior period error was immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior period.  In doing so, balances in these condensed consolidated financial statements in the Company’s Form 10-Q for the quarterly period ended September 30, 2012 have been adjusted to reflect the correction in the proper period.  Future filings that include prior periods will be corrected, as needed, when filed, including in the Company’s Form 10-K for the year ended December 31, 2012.

The effect of recording the immaterial correction in the consolidated financial statements as of December 31, 2011, is as follows (in thousands):

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

(4)                                 Discontinued Operations

During the three and nine months ended September 30, 2012, the Company recorded costs of approximately $1,202,000 and $2,992,000, respectively, related to contract termination and other loss contingencies associated with discontinued operations.

As of June 30, 2011, Ascent Capital shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance.  The operations of the Systems Integration business have been treated as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $6,716,000 for the nine months ended September 30, 2011.  As part of the sale, Ascent Capital removed $14,751,000 from the foreign currency translation amount in Accumulated other comprehensive income (loss), which related to the foreign operations that were included in the sale.  The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all applicable periods presented.

The following table presents the results of discontinued operations that are included in earnings (loss) from discontinued operations in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net revenue	$—	—	$—	24,186
Earnings (loss) from discontinued operations before income taxes (a)	(1,202)	(4,138)	(2,992)	49,037

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

(5)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Nine months ended September 30,
	2012	2011

Beginning balance	$40,377	—
Purchases	99,667	28,359
Sales (at cost)	—	—
Unrealized gain	2,624	(255)
Ending balance	$142,668	28,104

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that were recorded into Accumulated other comprehensive loss in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Accumulated other comprehensive loss
Beginning balance	$717	—	$124	—
Gains (losses), net of income tax of $0	2,031	(255)	2,624	(255)
Losses (gains) recognized into earnings, net of tax	—	—	—	—
Ending balance	$2,748	(255)	$2,748	(255)

(6)          Assets Held for Sale

In the third quarter of 2012, the Company reclassified assets related to four real estate properties (including land and buildings) as Assets held for sale on the condensed consolidated balance sheet.  Such assets were previously reported in Property and equipment, net of accumulated depreciation on the condensed consolidated balance sheet.  The Company currently expects to complete the sale of these real estate properties during the next twelve months.  At September 30, 2012 the Company has $11,892,000 classified as assets held for sale on the condensed consolidated balance sheet.  See note 18, Subsequent Events, for further disclosure related to the sale of one of these real estate properties.

(7)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011

Interest payable	$19,811	$2,847
Income taxes payable	1,932	2,215
Legal accrual	9,615	9,316
Other	6,987	4,622
Total Other accrued liabilities	$38,345	$19,000

(8)           Restructuring Charges

There were no restructuring charges in continuing operations recorded for the three and nine months ended September 30, 2012.  The Company recorded restructuring charges in continuing operations of $72,000 and $4,258,000 during the three and nine months ended September 30, 2011.

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan”) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company, as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business.  Such changes include retention costs for employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by the Company due to the Creative/Media and Content Distribution sales.

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

At September 30, 2012, all restructuring liabilities are included in other accrued liabilities on the condensed consolidated balance sheets.  The following table provides the activity and balances of the 2010 and 2008 Restructuring Plans (amounts in thousands):

	December 31, 2010	Additions	Deductions (a)	September 30, 2011

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(5,813)	1,963

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	72	(16)	267
Total	$220	72	(25)	267

	December 31, 2011	Additions	Deductions (a)	September 30, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	141

(a) Primarily represents cash payments.

(9)                                 Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gain (loss)	Pension adjustments	Unrealized gain (loss) on derivatives	Accumulated other comprehensive income (loss)

As of December 31, 2011	$(210)	124	(4,690)	—	(4,776)
Current period change	283	2,624	4,690	(13,779)	(6,182)
As of September 30, 2012	$73	2,748	—	(13,779)	(10,958)

(10)                          Stock Compensation

In the second quarter of 2012, certain employees were granted awards for a total of 25,500 restricted shares of Ascent Capital’s Series A common stock, vesting over a period of four to five years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $50.47 per share.

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

(11)                          Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of Ascent Capital Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of Ascent Capital Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS. Diluted shares outstanding excluded 1,047,044 stock options and unvested restricted stock units for the three and nine months ended September 30, 2012, respectively, because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 756,055 stock options and unvested restricted stock units for the three and nine months ended September 30, 2011, because their inclusion would have been anti-dilutive.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Weighted average Series A and Series B shares	14,050,689	14,223,532	14,064,785	14,242,296

(12)                          Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011

Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	$—	$345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a) (b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
9.125% Senior Notes due April 1, 2020	410,000	—
Term loan, matures March 23, 2018, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	542,132	—
$150 million revolving credit facility, matures March 23, 2017, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	30,000	—
	982,132	952,718
Less current portion of long-term debt	(5,500)	(60,000)
Long-term debt	$976,632	$892,718

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

For the Nine Months Ended
September 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,245

In connection with the March 2012 refinancing, the Company recorded deferred financing costs of $19,983,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of September 30, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

On the closing date of the Credit Facility, Monitronics also entered into an interest rate swap agreement, with terms similar to the Credit Facility term loan, in an aggregate notional amount of $550,000,000 in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility (the “Swap”).  The Swap has a maturity date of March 23, 2018 to match the term of the Credit Facility term loan.  The notional amount of the Swap will decrease over time matching the scheduled minimum principal payments of the term loan.  The Swap has been designated as an effective hedge of Monitronics’ variable rate debt and qualifies for hedge accounting.  See note 13 for further disclosures related to derivative instruments.  As a result of the Swap, the interest rate on the borrowings under the Credit Facility term loan has been effectively converted from variable to fixed at a rate of 6.3%.  On March 23, 2012, in connection with the refinancing, Monitronics terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

Senior Notes

The Senior Notes, in the principal amount of $410,000,000, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  In August 2012, Monitronics completed an exchange of the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

Credit Facility

In connection with the March 2012 refinancing, Monitronics entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent.  The Credit Facility provides a $550,000,000 term loan, at a 1% discount, and a $150,000,000 revolving credit facility.  The Credit Facility term loan bears interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and matures on March 23, 2018.  Principal payments of $1,375,000 and interest on the term loan are due quarterly, beginning on June 30, 2012.  The Credit Facility revolver bears interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and matures on March 23, 2017.  There is an annual commitment fee of 0.50% on unused portions of the revolving credit facility.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes indebtedness could lead to an event of default under the Credit Facility.  The obligations under the Credit Facility are secured by a pledge of the stock of Monitronics and all of its existing subsidiaries.

On September 28, 2012, Monitronics borrowed $30,000,000 on the Credit Facility revolver to pay its October 1, 2012 interest payment due under the Senior Notes and fund other business activities.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2012, Monitronics was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows:

Remainder of 2012	$1,375
2013	5,500
2014	5,500
2015	5,500
2016	5,500
2017	35,500
Thereafter	928,375
Total	$987,250

(13)       Derivatives

The Company utilizes an interest rate swap to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loan.  The valuation of this instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 14, Fair Value Measurements, for additional information about the credit valuation adjustments.

In March 2012, Monitronics entered into an interest rate swap agreement with an original notional amount of $550,000,000 in order to hedge changes in the variable rate interest expense of the Credit Facility term loan that matures on March 23, 2018.  Under the Swap, Monitronics receives interest at a rate based on the maximum of either three-month LIBOR or 1.25% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.055%, effective March 23, 2012 through March 23, 2018.  The Swap is designated and qualifies as a cash flow hedging instrument, with the effective portion of the Swap’s change in fair value recorded in Other Comprehensive Income (“OCI”).  The Swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012.  Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized.  The fair value of the Swap was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the Swap expected to be recognized in interest expense in the coming 12 months total $4,389,000.

The impact of the Swap on the condensed consolidated financial statements is depicted below:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)

Derivative designated as cash flow hedge:
Interest rate swap	$(3,668,000)	(1,129,000)	$(16,125,000)	(2,346,000)

(a)          Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, Monitronics terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the nine months ended September 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.  For the three months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,984,000 partially offset by a $6,177,000 unrealized gain related to the change in the fair value of these derivatives.  For the nine months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $29,050,000 partially offset by an $18,936,000 unrealized gain related to the change in the fair value of these derivatives.

See note 14, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

(14)                          Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2012 and December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

September 30, 2012
Money market funds (a)	$76,458	—	—	76,458
Investments in marketable securities (b)	142,668	—	—	142,668
Derivative financial instruments - liabilities	—	(13,779)	—	(13,779)
Total	$219,126	(13,779)	—	205,347

December 31, 2011
Money market funds (a)	$168,622	—	—	168,622
Investments in marketable securities (b)	40,377	—	—	40,377
Derivative financial instruments - assets	—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$208,999	(19,295)	(16,959)	172,745

(a)          Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)         Investments consist primarily of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value the Swap fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparty.  As the counterparty has publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swap.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Nine months ended September 30,
	2012	2011

Beginning balance	$(16,959)	(42,935)
Unrealized gain recognized	16,959	19,007
Ending balance	$—	(23,928)

The carrying value and fair value of Monitronics’ long-term debt is $982,132,000 and $1,009,120,000, respectively, as of September 30, 2012.  The fair value is based on valuations from third party banks.

Ascent Capital’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(15)                          Employee Benefit Plans

The Company had two defined benefit plans in the United Kingdom.  Participation in the defined benefit plans was limited to approximately 121 participants, including retired employees.  On September 3, 2012 (the “Settlement Date”), the Company completed the settlement of its outstanding liabilities under the defined benefit plans by means of a buy-out policy.  The Company recognized a settlement loss of $6,571,000 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012.  The settlement loss was primarily the result of recognition of deferred pension costs included in Accumulated other comprehensive loss, of $4,320,000 as of the Settlement Date.

(16)                          Income Taxes

The Company’s US tax returns for the periods September 18, 2008 through December 31, 2008, the years ended December 31, 2010 and 2009, as well as the period from July 21, 2005 through September 17, 2008, when the Company was included in the consolidated income tax returns of Discovery Holding Company, are either currently under audit or remain subject to examination by the IRS and state authorities.  It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of the pending audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

(17)                          Commitments, Contingencies and Other Liabilities

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

In the third quarter of 2012, Monitronics was named as a defendant in a lawsuit related to a Monitronics’ Authorized Dealer.  The plaintiff is seeking damages of approximately $60,000,000.  The action is in its preliminary stages, therefore, management is unable to assess the probability of loss (if any) potentially resulting from this matter.  Accordingly, the Company has not recognized any related liabilities as of September 30, 2012.  Monitronics intends to vigorously defend this action.

(18)                          Subsequent Events

On October 3, 2012, the Company completed a sale of owned property consisting of land and a building for a net cash purchase price of $10,772,000, resulting in a gain on disposition of $7,770,000.  The owned property was included in Assets held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2012.

On October 25, 2012, Monitronics acquired approximately 93,000 subscriber accounts from Pinnacle Security for a purchase price of approximately $131,000,000, after giving effect to certain purchase price adjustments.  The acquisition was funded by an add-on of $145,000,000 to the existing Credit Facility term loan, which matures March 23, 2018 and bears annual interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The proceeds from the incremental term loan in excess of the purchase price were used to decrease the outstanding balance on the Credit Facility revolver.

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

•                  integration of acquired assets and businesses;

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

For additional risk factors, please see Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our 2011 Form 10-K.

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

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics serves and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year.  Subscribers may choose not to renew or may terminate their contract for a variety of reasons, including relocation, cost, and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experienced.

The table below presents subscriber data for the twelve months ended September 30, 2012 and 2011:

	Twelve Months Ended September 30,
	2012	2011

Beginning balance of accounts	697,581	646,478
Accounts purchased (a)	106,582	133,091
Accounts canceled (b)	(84,523)	(73,828)
Canceled accounts guaranteed to be refunded from holdback	(2,152)	(8,160)
Ending balance of accounts	717,488	697,581
Monthly weighted average accounts	706,752	679,304
Attrition rate	(12.0)%	(10.9)%

(a)         During the three months ended September 30, 2012 and 2011, Monitronics purchased 31,187 and 33,205 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended September 30, 2012 and 2011 was approximately $1,387,000 and $1,467,000, respectively.  During the nine months ended September 30, 2012 and 2011, Monitronics purchased 81,719 and 89,828 subscriber accounts, respectively.  Monthly recurring revenue purchased during the nine months ended September 30, 2012 and 2011 was approximately $3,601,000 and $3,916,000, respectively.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

The attrition rate for the twelve months ended September 30, 2012 and September 30, 2011 was 12.0% and 10.9%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

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

Adjusted EBITDA

Ascent Capital defines “Adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$84,667	79,515	$249,863	230,962 (a)
Cost of services	12,881	10,692	35,331	29,419
Selling, general, and administrative	18,256	17,554	54,093	55,977
Amortization of subscriber accounts and dealer network	40,815	41,203	118,245	117,944
Restructuring charges	—	72	—	4,258
Loss (gain) on sale of operating assets	15	106	(1,298)	565
Interest expense	19,299	11,357	50,258	32,155
Realized and unrealized loss on derivative financial instruments	—	3,807	2,044	10,114
Income tax benefit (expense) from continuing operations	(604)	208	(2,052)	3,497
Net loss from continuing operations	(13,725)	(5,152)	(24,416)	(17,135)
Earnings (loss) from discontinued operations, net of income tax	(1,882)	(4,715)	(3,598)	44,173
Net income (loss)	(15,607)	(9,867)	(28,014)	27,038

Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$57,420	55,706	$171,123	161,315
Corporate Adjusted EBITDA	(1,449)	(1,359)	(2,518)	(8,982)
Total Adjusted EBITDA	$55,971	54,347	$168,605	152,333

Adjusted EBITDA as a percentage of Revenue
Monitronics business	67.8%	70.1%	68.5%	69.8%
Corporate	(1.7)%	(1.7)%	(1.0)%	(3.9)%

(a)         Net revenue for the nine months ended September 30, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics acquisition.

(b)         See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $5,152,000, or 6.5%, and $18,901,000, or 8.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to an increase in the number of subscriber accounts from 697,581 as of September 30, 2011 to 717,488 as of September 30, 2012.  In addition, average monthly revenue per subscriber increased from $37.24 as of September 30, 2011 to $38.28 as of September 30, 2012.  The increase in net revenue for the nine months ended September 30, 2012 is also attributable to a $2,295,000 fair value adjustment, associated with deferred revenue acquired in the Monitronics acquisition, which reduced net revenue for the nine months ended September 30, 2011.

Cost of services.  Cost of services increased $2,189,000, or 20.5%, and $5,912,000, or 20.1%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive services, which result in higher telecommunications and service costs.  Cost of services as a percent of net revenue increased from 13.4% for the three months ended September 30, 2011 to 15.2% for the three months ended September 30, 2012.  Cost of services as percent of net revenue increased from 12.7% for the nine months ended September 30, 2011 to 14.1% for the nine months ended September 30, 2012.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $702,000, or 4.0%, for the three months ended September 30, 2012 as compared to the corresponding prior year period.  The increase is primarily attributable to increases in Monitronics SG&A costs.  The increased Monitronics SG&A costs are primarily attributable to increased payroll, contract service, and stock-based compensation expenses of $832,000 as compared to the corresponding prior year period.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees and directors during 2011 and 2012.  SG&A as a percent of net revenue decreased from 22.1% for the three months ended September 30, 2011 to 21.6% for the three months ended September 30, 2012.

SG&A decreased $1,884,000 or 3.4%, for the nine months ended September 30, 2012 as compared to the corresponding prior year period.  The decrease is primarily attributable to decreased administrative and corporate expenses as a result of the sale of the Content Distribution business and shutdown of the Systems Integration business in the first two quarters of 2011.  The decrease was partially offset by increases in Monitronics SG&A costs.  The increased Monitronics SG&A costs are primarily attributable to increased payroll, marketing, and stock-based compensation expenses of $2,094,000 as compared to the corresponding prior year period.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees and directors during 2011 and 2012.  SG&A as a percent of net revenue decreased from 24.2% for the nine months ended September 30, 2011 to 21.6% for the nine months ended September 30, 2012.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer networks decreased $388,000 and increased $301,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The decrease in subscriber account amortization for the three months ended September 30, 2012 is related to the timing of amortization of subscriber accounts acquired prior to the third quarter of 2011, including the subscriber accounts purchased in the December 2010 Monitronics acquisition, which have a lower rate of amortization in 2012 as compared to 2011 based on the applicable double declining balance method.  The decrease is partially offset by increased amortization expense related to 2012 subscriber account purchases.  The increase in subscriber account amortization for the nine months ended, September 30, 2012 is primarily attributable to amortization of subscriber accounts purchased subsequent to September 30, 2011.

Restructuring Charges.  The Company recorded restructuring charges from continuing operations of $72,000 and $4,258,000 for the three and nine months ended September 30, 2011, respectively.  There were no restructuring charges recorded during the three and nine months ended September 30, 2012.

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

	December 31, 2010	Additions	Deductions (a)	September 30, 2011

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(5,813)	1,963

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	72	(16)	267
Total	$220	72	(25)	267

	December 31, 2011	Additions	Deductions (a)	September 30, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	141

(a) Primarily represents cash payments.

Loss (gain) on the sale of assets.  During the nine months ended September 30, 2012, the Company sold land and building improvements for $5,095,000 resulting in a pre-tax gain of $1,847,000.  In addition, during the nine months ended September 30, 2012, the Company sold its 50% interest in an equity method investment for $1,420,000 resulting in a pre-tax loss of $532,000.  During the nine months ended September 30, 2011, the Company disposed of certain property and equipment resulting in a pre-tax loss of $565,000.

Interest Expense.  Interest expense increased $7,942,000 and $18,103,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in 2012 interest expense as compared to the respective prior year period is primarily due to the presentation of interest cost related to the Company’s current derivative instrument. Interest cost related to the Company’s current derivative instrument is presented in Interest expense on the statement of operations as the related derivative instrument is an effective hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  In addition, the increase in interest expense is due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  Interest expense for the three and nine months ended September 30, 2012 includes amortization of debt discount of $184,000 and $4,285,000, respectively.  Interest expense for the three and nine months ended September 30, 2011 includes amortization of debt discount of $4,309,000 and $12,640,000, respectively.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments for the three and nine months ended September 30, 2012 was $0 and $2,044,000, respectively.  Realized and unrealized loss on derivative financial instruments for the three and nine months ended September 30, 2011 was $3,807,000 and $10,114,000, respectively.  For the nine months ended September 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination on March 23, 2012.  For the three months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,984,000 partially offset by a $6,177,000 unrealized gain related to the change in the fair value of these derivatives.  For the nine months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $29,050,000 partially offset by an $18,936,000 unrealized gain related to the change in the fair value of these derivatives.

Income tax benefit (expense) from continuing operations.  The Company had a pre-tax loss from continuing operations of $13,121,000 and $22,364,000 for the three and nine months ended September 30, 2012, respectively, and an income tax expense of $604,000 and $2,052,000 for the three and nine months ended September 30, 2012, respectively.  Income tax expense for the three and nine months ended September 30, 2012 primarily relates to state taxes recognized on the Monitronics business.  The Company had a pre-tax loss from continuing operations of $5,360,000 and $20,632,000 for the three months and nine months ended September 30, 2011, respectively, and an income tax benefit of $208,000 and $3,497,000 for the three and nine months ended September 30, 2011, respectively.  Income tax benefit for the three and nine months ended September 30, 2011 primarily relates to federal and state benefits from operating losses recognized at Ascent Capital, partially offset by state tax expense recognized on the Monitronics business.  The Company recorded charges of $2,584,000 and $4,198,000 to increase the valuation allowance which reduced our net income tax benefit (expense) from continuing operations for the nine months ended September 30, 2012 and 2011, respectively.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $(1,882,000) and $(3,598,000) for the three and nine months ended September 30, 2012, respectively, and $(4,715,000) and $44,173,000 for the three and nine months ended September 30, 2011, respectively.  The 2012 amounts include costs related to contract termination and other loss contingencies associated with discontinued operations.  The 2011 amounts include the results of the Systems Integration business which was shut down in June 2011 and the Content Distribution business which was sold at the end of February 2011.  The 2011 amount also includes the gain on sale of the Content Distribution business of $66,136,000 and the related income tax expense of $6,716,000.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Total Adjusted EBITDA	$55,971	54,347	$168,605	152,333
Amortization of subscriber accounts and dealer network	(40,815)	(41,203)	(118,245)	(117,944)
Depreciation	(2,084)	(2,173)	(6,686)	(5,823)
Loss on pension plan settlements	(6,571)	—	(6,571)	—
Stock-based and long-term incentive compensation	(1,365)	(1,143)	(3,928)	(2,956)
Restructuring charges	—	(72)	—	(4,258)
Realized and unrealized loss on derivative instruments	—	(3,807)	(2,044)	(10,114)
Refinancing costs	—	—	(6,245)	—
Interest income	1,042	48	3,008	285
Interest expense	(19,299)	(11,357)	(50,258)	(32,155)
Income tax benefit (expense) from continuing operations	(604)	208	(2,052)	3,497

Net loss from continuing operations	$(13,725)	(5,152)	$(24,416)	(17,135)

Adjusted EBITDA increased $1,624,000, or 3.0%, and $16,272,000, or 10.7%, for the three and nine months ended September 30, 2012 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics Adjusted EBITDA was $57,420,000 and $171,123,000 for the three and nine months ended September 30, 2012, respectively, as compared to $55,706,000 and $161,315,000 for the three and nine months ended September 30, 2011, respectively.

Discontinued Operations

During the three and nine months ended September 30, 2012, the Company recorded costs of approximately $1,202,000 and $2,992,000, respectively, related to contract termination and other loss contingencies associated with discontinued operations.

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

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass.  Ascent Capital received cash proceeds of approximately $104,000,000.  Ascent Capital recorded a gain on the sale of $66,136,000 and the related income tax expense of $6,716,000 for the nine months ended September 30, 2011.  The Content Distribution business has been treated as a discontinued operation in the condensed consolidated financial statements for all applicable periods presented.

Liquidity and Capital Resources

At September 30, 2012, we had $106,336,000 of cash and cash equivalents, $7,000,000 of current restricted cash, and $142,668,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the nine months ended September 30, 2012 and 2011, our cash flow from operating activities was $126,445,000 and $85,267,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2012 and 2011, the Company used cash of $128,407,000 and $126,807,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2012 and 2011, the Company used cash of $3,591,000 and $2,860,000, respectively, to fund our capital expenditures.  In order to improve our investment rate of return, the Company purchased marketable securities consisting primarily of diversified corporate bond funds for cash of $99,667,000 during the nine months ended September 30, 2012.

In considering our liquidity requirements for 2012, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases.  We also considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity under Monitronics’ new Credit Facility revolver, under which Monitronics could borrow an additional $120,000,000 as of September 30, 2012.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

The existing long-term debt of Monitronics at September 30, 2012 includes the principal balance of $987,250,000 under its Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of September 30, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $547,250,000 as of September 30, 2012 and requires principal payments of $1,375,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $30,000,000 as of September 30, 2012 and becomes due on March 23, 2017.

On October 25, 2012, Monitronics acquired approximately 93,000 subscriber accounts from Pinnacle Security for a purchase price of approximately $131,000,000, after giving effect to certain purchase price adjustments.  The acquisition was funded by an add-on of $145,000,000 to the existing Credit Facility term loan, which matures March 23, 2018 and bears annual interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The proceeds from the incremental term loan in excess of the purchase price were used to decrease the outstanding balance on the Credit Facility revolver.

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

Year of Maturity	Fixed Rate Derivative Instrument (a)	Variable Rate Debt	Fixed Rate Debt	Total

2012	$—	1,375	—	1,375
2013	—	5,500	—	5,500
2014	—	5,500	—	5,500
2015	—	5,500	—	5,500
2016	—	5,500	—	5,500
Thereafter	13,779	553,875	410,000	977,654
Total	$13,779	577,250	410,000	1,001,029

(a)           The derivative financial instrument reflected in this column includes an interest rate swap. The interest rate paid on the swap is 2.055% and the average interest rate received is the 3-month LIBOR rate, subject to a 1.25% LIBOR floor. See notes 12, 13 and 14 to our condensed consolidated financial statements included in this quarterly report for further information.

If interest rates were to increase 10% on the Credit Facility, there would be no material adverse impact on our results of operations or financial position due to limited exposure resulting from the Company’s fixed rate derivative instruments.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended September 30, 2012:

Period	Total number of shares purchased (surrendered)(1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/12 - 07/31/12	15,045	(2)	$49.93	14,465		(1)
08/01/12 - 08/31/12	24,838		49.43	24,838		(1)
09/01/12 - 09/30/12	40,704	(2)	53.81	37,549		(1)
Total	80,587		$51.37	76,852

(1)            On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time. As of September 30, 2012, up to $8,853,000 of Series A Common Stock may be purchased under the program.

(2)            Includes shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*                 Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date: November 9, 2012	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*                 Filed herewith.

**          Furnished herewith.