Form 10-K
period 2012-12-31
Ascent Capital Group, Inc.
filed 2013-02-27
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 29, 2012, was approximately $684 million.

The number of shares outstanding of Ascent Capital Group, Inc.’s common stock as of February 15, 2013 was:

Series A common stock 13,389,462 shares; and Series B common stock 736,833 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT CAPITAL GROUP, INC.

2012 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

On July 7, 2011, Ascent Media Corporation merged with its direct wholly-owned subsidiary, Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”), for the purpose of changing its name to Ascent Capital Group, Inc. Ascent Capital was incorporated in the state of Delaware on May 29, 2008 as a wholly-owned subsidiary of Discovery Holding Company (“DHC”), a subsidiary of Discovery Communications, Inc. On September 17, 2008, Ascent Capital was spun off from DHC and became an independent, publicly traded company. In connection with the spin-off, each holder of DHC common stock received 0.05 of a share of our Series A common stock for each share of DHC Series A common stock held and 0.05 of a share of our Series B common stock for each share of DHC Series B common stock held. 13,401,886 shares of our Series A common stock and 659,732 shares of our Series B common stock were issued in the spin-off, which was intended to qualify as a tax-free transaction.

At December 31, 2012, our assets consist primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), investments in marketable securities, real estate properties and cash and cash equivalents. At December 31, 2012, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $142,587,000 and $78,422,000, respectively.

Recent Developments

On March 23, 2012, Monitronics entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent, which provided a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility (the “Existing Credit Agreement”), and closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”).  Proceeds from the Existing Credit Agreement and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under Monitronics’ former credit facility, securitization debt, and to settle all related derivative contracts.  On November 7, 2012, Monitronics entered into an amendment to the Existing Credit Agreement (the “Amendment”) which provided an incremental term loan with an aggregate principal amount of $145,000,000 (the Amendment together with the Existing Credit Agreement, the “Credit Facility”).  The Senior Notes and Credit Facility are guaranteed by all of Monitronics’ existing subsidiaries, and the Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes or the Credit facility.

On October 25, 2012, Monitronics acquired approximately 93,000 subscriber accounts from Pinnacle Security for a purchase price of approximately $131,000,000.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated.

Factors relating to the Company and its consolidated subsidiaries, as a whole:

•                  general business conditions and industry trends;

•                  macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent Monitronics’ largest demographic;

•                  uncertainties in the development of our business strategies, including market acceptance of new products and services;

•                  the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

•                  integration of acquired assets and businesses;

•                  the regulatory environment in which we operate, including the multiplicity of jurisdictions and licensing requirements to which Monitronics is subject and the risk of new regulations, such as the increasing adoption of false alarm ordinances;

•                  technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures;

•                  the availability and terms of capital, including the ability of Monitronics to obtain additional funds to grow its business;

•                  the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations; and

•                  availability of qualified personnel.

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

•                  potential liability for failure to respond adequately to alarm activations;

•                  changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•                  the reliability and creditworthiness of Monitronics’ independent alarm systems dealers and subscribers;

•                  changes in Monitronics’ expected rate of subscriber attrition;

•                  changes in technology that may make Monitronics’ service less attractive or obsolete, or require significant expenditures to update, including the phase-out of 2G networks by cellular carriers;

•                  the development of new services or service innovations by competitors; and

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

Based on the foregoing criteria, we only have one reportable segment as of December 31, 2012.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets as of December 31, 2012 consisted of our wholly-owned operating subsidiary, Monitronics International, Inc., investments in marketable securities, real estate properties, and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

We are currently exploring opportunities to dispose of or monetize our owned real property, which is not required for our operations.

Monitronics International, Inc.

Through our wholly-owned subsidiary, Monitronics, we are primarily engaged in the business of providing the following security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events though security systems at subscribers’ premises, as well as, providing customer service and technical support.  Monitronics is one of the largest alarm monitoring companies in the United States of America (the “U.S.”), with over 810,000 subscribers under contract.  With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, Monitronics provides a wide range of mainly residential security services including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone. Monitronics was incorporated in 1994 and is headquartered in Dallas, Texas.

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

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  Monitronics generates incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2012, Monitronics provides contract monitoring services for over 75,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

During 2012, Monitronics purchased alarm monitoring contracts from more than 370 dealers.  Monitronics’ authorized independent dealers are typically small businesses that sell and install alarm systems.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. Monitronics has the ability to monitor a variety of signals from nearly all types of residential security systems. Monitronics generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and Monitronics has a right of first refusal to purchase the associated alarm monitoring contracts.  In order to maximize revenues, Monitronics seeks to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, Monitronics conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•                  lien searches and background checks on the dealer; and

•                  a review of the dealer’s licensing status and creditworthiness.

Once a dealer is approved and signed as a Monitronics authorized dealer, the primary steps in creating an account are as follows:

1.              Dealer sells an alarm system to a homeowner or small business.

2.              Dealer installs the alarm system, which is monitored by Monitronics’ central monitoring center, trains the customer on its use, and receives a signed three to five year contract for monitoring services.

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

In addition to the development of Monitronics’ dealer network, Monitronics periodically acquires alarm monitoring accounts from other alarm companies in bulk on a negotiated basis.

Monitronics believes its ability to maximize its return on invested capital is largely dependent on the quality of the accounts purchased.  Monitronics conducts a review of each account to be purchased from the dealer.  This process typically includes:

•                  subscriber credit score reviews;

•                  telephone surveys to confirm satisfaction with the installation and security systems;

•                  an individual review of each alarm monitoring contract;

•                  confirmation that the customer is a homeowner; and

•                  confirmation that each security system is monitored by Monitronics’ central monitoring station prior to purchase.

Monitronics generally pays a purchase price for each new customer account based on a multiple of the account’s monthly recurring revenue. Monitronics’ dealer contracts generally provide that if a customer account acquired by Monitronics is terminated within the first 12 months, the dealer must replace the account or refund the purchase price paid by Monitronics. To secure the dealer’s obligation, Monitronics typically holds back a percentage of the purchase price for a 12 month period.

Monitronics believes that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last seven calendar years, the average credit score of accounts purchased by Monitronics was in excess of 700 on the FICO scale.

Approximately 95% of Monitronics subscribers are residential homeowners and the remainder are small commercial accounts. Monitronics believes by focusing on residential homeowners rather than renters it can reduce attrition, because homeowners relocate less frequently than renters.

Monitronics provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas. This facility is Underwriters Laboratories (“UL”) listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Monitronics’ central monitoring station in Dallas has also received the Central Station Alarm Association’s (“CSAA”) prestigious Five Diamond Certification. According to the CSAA, less than approximately 5% of all central monitoring stations in the U.S. have attained Five Diamond Certified status.  Monitronics also has a back-up facility located in McKinney, Texas that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at its primary monitoring center. A call center in Mexico provides telephone support for Spanish-speaking subscribers.

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

Monitronics seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Monitronics has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Monitronics relies on its nationwide network of over 650 service dealers to provide such service on a time and materials basis.  Monitronics closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.

Intellectual Property

Monitronics has a registered service mark for the Monitronics name and a service mark for the Monitronics logo. It owns certain proprietary software applications that are used to provide services to its dealers and subscribers. Monitronics does not hold any patents or other intellectual property rights on its proprietary software applications.

Sales and Marketing

General

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

Dealer Network Development

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

Dealer Marketing Support

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

Customer Integration and Marketing

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

Negotiated Account Acquisitions

In addition to the development of Monitronics’ dealer network, Monitronics periodically acquires alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Monitronics’ management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner.

Strategy

Corporate Strategy

Ascent Capital actively seeks opportunities to leverage our strong capital position through strategic acquisitions in the security alarm monitoring industry as well as acquisitions in other industries.  As part of this strategy, we divested the businesses that were historically operated by our former wholly-owned subsidiary, Ascent Media Group, LLC (“AMG”), and acquired Monitronics, a subscription-based business that delivers solid, predictable revenue and cash flow and has what we believe is a scalable and leveragable business model.

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

Maximize Subscriber Retention

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

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term “Adjusted EBITDA” means net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer networks), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or non-recurring charges, and “Adjusted EBITDA margin” means Adjusted EBITDA as a percentage of revenue. For further discussion of Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Our Network of Dealers

We plan to continue to grow account purchases from our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

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

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see “Risk Factors” section beginning on page 11.

Industry; Competition

The security alarm industry is highly competitive and fragmented, and competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the U.S. are as follows:

•                  The ADT Corporation (“ADT”);

•                  Protection One, Inc.;

•                  Stanley Security Solutions, a subsidiary of Stanley Black and Decker; and

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

Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to that of Monitronics.  In these instances, Monitronics must also compete with these programs in recruiting dealers.  We believe we compete effectively with other dealer programs due to our competitive account purchase terms and the quality of our dealer support services.  The alarm monitoring companies that compete with Monitronics for alarm system dealers in this manner include Security Networks, LLC and ADT, the latter of which is significantly larger and has more capital.

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

Regulatory Matters

Monitronics’ operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, Monitronics is required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

Employees

At December 31, 2012, Ascent Capital, together with its subsidiaries, had approximately 770 full-time employees and an additional 18 employees that are employed on a part-time or freelance basis, all of which are located in the U.S.

(d)  Financial Information About Geographic Areas

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

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Ascent Capital Group, Inc., 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.  Telephone No. (303) 628-5600.

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

Our financial statements for periods prior to February 2011 include the financial position and results of operations of the business units formerly operated by our wholly-owned subsidiary, AMG. AMG was primarily engaged in the business of providing content distribution and creative services to the media and entertainment industries.  The businesses of AMG were organized into two operating segments: businesses that provided content management and delivery services (“Content Services”), and businesses that provided creative services (“Creative Services”). The Content Services segment was in turn divided into three business units: (i) the content distribution business unit (“Content Distribution”), (ii) the media management services business unit (“Media Services”) and (iii) the systems integration business unit (“Systems Integration” or “SI”).  We completed the sales of the Creative Services operating segment and Media Services business unit (which is referred to collectively as “Creative/Media”) and the Content Distribution business unit on or before February 28, 2011 and shut-down the Systems Integration business unit in June 2011.  The businesses of AMG, accordingly, are reflected as discontinued operations in our financial statements. We acquired our current principal operating subsidiary, Monitronics, on December 17, 2010.  Hence, the results of operations of Monitronics are only included in our consolidated financial statements for the year ended December 31, 2010 with respect to the stub period December 17, 2010 through December 31, 2010, and for the years ended December 31, 2011 and 2012.  We had previously included in our Current Report on Form 8-K/A filed December 28, 2010, Current Report on Form 8-K filed October 14, 2011, and Current Report on Form 8-K/A filed March 6, 2012, the following:

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

However, the historical financial information of Monitronics included in these reports generally reflect its results of operations, financial condition and cash flows with respect to time periods during which it was a stand-alone entity, rather than part of a public company, and may not necessarily reflect what such results would have been if Monitronics had been a subsidiary of our company during the periods presented. Moreover, the unaudited pro forma financial statements included in the December 2010 report do not purport to represent, and are not necessarily indicative of what our financial position or results of operations would have been had such transactions occurred on the dates indicated.

We have a history of losses and may incur losses in the future.

Monitronics, our primary operating subsidiary, incurred losses in each of its last three full fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

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

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. Our business strategy includes the future acquisition of businesses that we believe are strategically attractive and that we expect will be accretive to consolidated free cash flow. If we undertake any acquisition, the process of operating such acquired business on a stand-alone basis, or, if applicable, of integrating any acquired business with Monitronics, may result in unforeseen operating difficulties and expenditures. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce our current stockholders’ ownership percentage, cause us to incur debt and expose us to liabilities. Further, we may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

We are a holding company and derive substantially all of our revenue and cash flow from our primary operating subsidiary, Monitronics.

Monitronics is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of Monitronics to pay dividends to us is subject to, among other things, compliance with covenants in its credit agreement and its high yield bond indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2012, Monitronics had consolidated indebtedness of $1,108,383,000.  Claims of creditors of Monitronics have priority as to its assets over our claims and those of our creditors and shareholders.

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

We may have substantial indemnification obligations under certain inter-company agreements we entered into in connection with the spin-off of our company from DHC.

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

The beneficial ownership by John C. Malone, a former director of the Company, of shares of our common stock, that represent approximately 35% of the aggregate voting power of our outstanding common stock as of January 31, 2013, may also discourage, delay or prevent a change in control of our company.  In addition, Monitronics’ new Credit Facility provides that the occurrence of specified change of control events will result in an event of default thereunder, and the Senior Notes include a covenant that requires Monitronics to make an offer to purchase all outstanding Senior Notes, at 101% of par, upon the occurrence of specified change of control events, each of which could cause an acquisition of our company to be prohibitively expensive for a potential bidder.

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

Although our Series B Common Stock trades on the OTC Bulletin Board, there is no meaningful trading market for the stock.

Our Series B Common Stock is not widely held, with 95% of the outstanding shares as of January 31, 2013 beneficially owned by John C. Malone, a former director of the Company. Although it is listed on the OTC Bulletin Board, it is sparsely traded and does not have an active trading market.  The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. Each share of the Series B Common Stock is convertible, at any time at the option of the holder, into one share of Series A Common Stock, which is listed and traded on the NASDAQ Global Select Market under the symbol “ASCMA.”

Factors Relating to Monitronics

Monitronics faces risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring agreements (“AMAs”) by Monitronics involves a number of risks, including the risk that the purchased AMAs may not be profitable due to higher than expected account attrition, lower than expected revenues from the AMAs or, when applicable, lower than expected recoveries from dealers.  The purchase price Monitronics pays a dealer for an AMA is affected by the monthly recurring revenue generated by the AMA, as well as several other factors, including the level of competition, Monitronics’ prior experience with AMAs purchased from the dealer, the number of AMAs purchased, the subscriber’s credit score and the type of security equipment used by the subscriber.  To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the AMAs or, when applicable, the recoveries from dealers are lower than expected, Monitronics’ business and results of operations could be adversely affected.

Monitronics is subject to credit risk and other risks associated with its subscribers.

Substantially all of Monitronics’ revenues are derived from the recurring monthly revenue due from subscribers under the AMAs.  Therefore, Monitronics is dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner.  Although subscribers are contractually obligated to pay amounts due under an AMA and are prohibited from canceling the AMA for the initial term of the AMA (typically between three to five years), subscribers’ payment obligations are unsecured, which could impair Monitronics’ ability to collect any unpaid amounts from its subscribers.  To the extent defaults by subscribers of their obligations under the AMAs are greater than anticipated, Monitronics’ business and results of operations could be materially and adversely affected.

Monitronics relies on a significant number of its subscribers remaining with it for an extended period of time.

Monitronics incurs significant upfront cash costs for each new subscriber.  Monitronics requires a substantial amount of time, typically exceeding the initial term of the related AMA, for it to receive cash payments (net of its variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, Monitronics’ long-term performance is dependent on its subscribers remaining with it as subscribers for as long as possible.  This requires Monitronics to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions and the affordability of its service.  If Monitronics fails to keep the subscribers for a sufficiently long period of time, attrition rates would be higher than expected and Monitronics’ financial position and results of operations could be materially and adversely affected.  In addition, Monitronics may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to Monitronics’ authorized dealer program.  Monitronics completed its largest bulk buy during the fourth quarter of 2012, increasing its subscriber base by more than 10%.

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

The alarm monitoring business is subject to macroeconomic factors, including prolonged downturns in the housing market, which may negatively impact Monitronics’ results of operations and subscriber account growth.

The alarm monitoring business is dependent in part on national, regional and local economic conditions.  In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand.  Although Monitronics has continued to grow its business in the most recent periods of general economic downturn, no assurance can be given that it will be able to continue acquiring quality AMAs or that it will not experience higher attrition rates.  In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow Monitronics’ subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by Monitronics’ competitors.  If the general economic downturn is prolonged or materially worsens, Monitronics’ results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where Monitronics’ subscribers are more heavily concentrated may negatively impact Monitronics’ results of operations.

Even as economic conditions may improve in the U.S. as a whole, this improvement may not occur or further deterioration may occur in the regions where Monitronics’ subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although Monitronics has a geographically diverse subscriber base, adverse conditions in one or more states where Monitronics’ business is more heavily concentrated could have a significant adverse effect on its financial position, results of operations and cash flows.

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

In the ordinary course of business, from time to time, Monitronics is the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state consumer protection statutes (including by Monitronics’ dealers), negligent dealer installation and negligent service of alarm monitoring systems.  Monitronics may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims.  In addition to diverting Monitronics’ management resources, adverse publicity resulting from such allegations may materially and adversely affect Monitronics’ reputation in the communities it services, regardless of whether such allegations are unfounded.  Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to Monitronics or at all.

A disruption to Monitronics’ monitoring facility and its back-up monitoring facility could adversely affect its business.

A disruption to both the monitoring facility and the back-up monitoring facility could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. Any such disruption could occur for many reasons, including fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. Monitronics’ main monitoring facility holds Underwriters’ Laboratories listings as protective signaling services stations and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards.  However, no assurance can be given that both of Monitronics’ monitoring facilities will not be impacted by a disruption, including one from a catastrophic event or natural disaster.  Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

Monitronics relies on third parties to transmit signals to its monitoring facilities.

Monitronics relies on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facilities in a timely and consistent manner.  These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facilities for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism.  The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facilities in a timely manner could affect Monitronics’ ability to provide alarm monitoring services to its subscribers.  There can be no assurance that third-party telecommunications providers and signal processing centers will continue to transmit and communicate signals to the monitoring facilities without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.  See also “Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact Monitronics’ business and require significant capital expenditures” below with respect to risks associated with changes in signal transmissions.

The alarm monitoring business is subject to technological innovation over time.

Monitronics’ monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers’ premises. Monitronics may be required to implement new technology both to attract and retain subscribers, including in response to changes in land-line or cellular technology or other factors, which could require significant expenditures.  In addition, the availability of any new features developed for use in our industry (whether developed by Monitronics or otherwise) can have a significant impact on a subscriber’s initial decision to choose Monitronics’ or its competitor’s products and a subscriber’s decision to renew with Monitronics or switch to one of its competitors.  To the extent Monitronics’ competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by Monitronics may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time.  Those competitors that benefit from more capital being available to them may be at a particular advantage to Monitronics in this respect.  If Monitronics is unable to adapt in response to changing technologies, market conditions or subscriber requirements in a timely manner, Monitronics’ may experience increased attrition rates.  Monitronics also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder new subscriber acquisitions of new AMAs.

Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact Monitronics’ business and require significant capital expenditures.

A significant portion of Monitronics’ subscriber alarm systems use either a traditional, land-line telecommunication service or a 2G cellular service to communicate alarm signals from the subscribers’ locations to Monitronics’ monitoring facility.  There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses, and telecommunications providers may discontinue land-line services in the future.  In addition, there is no guarantee that telecommunications providers will continue to support the 2G cellular network in the future.  The continued operation of both the landline and 2G cellular networks will depend on a number of factors which are outside of Monitronics’ control.  If either the land-line or 2G cellular network is discontinued, subscribers will need to replace certain equipment in their security system to maintain their monitoring service.  This could increase Monitronics’ subscriber attrition rates and, to retain customers, require Monitronics to subsidize the replacement of subscribers’ outdated systems at its own expense. Any such upgrades or implementations could require significant expenditures and also divert management’s attention and other important resources away from customer service and sales efforts. In the future, Monitronics may not be able to successfully implement new technologies or adapt existing technologies to changing market demands.  If Monitronics is unable to adapt timely to changing technologies, market conditions or customer preferences, Monitronics’ business, financial condition, results of operations and cash flows could be materially and adversely affected.

Privacy concerns, such as consumer identity theft and security breaches, could hurt Monitronics’ reputation and revenues.

As part of its operations, Monitronics collects a large amount of private information from its subscribers, including credit card information, images and voice recordings. If Monitronics were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, Monitronics may experience a general decline in consumer confidence in its business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers.  If consumers become reluctant to use Monitronics’ services because of concerns over data privacy or credit card fraud, Monitronics’ ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of its network, boost general consumer confidence in its business, or prevent credit card fraud and identity theft, Monitronics may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in its business or additional capital expenditure requirement could have a material adverse effect on Monitronics’ business, financial condition and results of operations.

Monitronics’ reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in customer service.

Monitronics’ business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Monitronics’ reputation may be harmed either through product defects, such as the failure of one or more of its subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge Monitronics’ performance through their interactions with the staff at the monitoring centers and dealers who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to Monitronics’ reputation or subscriber relationships caused by the actions of its dealers, personnel or third party service providers or any other factors could have a material adverse effect on its business, financial condition and results of operations.

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

The security alarm monitoring industry is highly competitive and fragmented.  As of December 31, 2012, Monitronics was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract.  Monitronics faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for AMAs purchased or charge lower prices for monitoring services.  Monitronics also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and form new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs.  Further, Monitronics is facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over Monitronics, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or requiring it to increase the price paid for such subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

We may be unable to obtain additional funds to grow Monitronics’ business.

Monitronics intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer program, among other means. To continue its growth strategy, Monitronics intends to make additional draw downs under the revolving credit portion of the Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect Monitronics’ ability to continue or accelerate its subscriber account acquisition activities.

Monitronics has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business and ours.

Monitronics has a significant amount of indebtedness.  As of December 31, 2012, Monitronics had consolidated indebtedness of $1,108,383,000.  That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

•                  reduce or delay investments and capital expenditures; and

•                  cause any refinancing of Monitronics’ indebtedness to be at higher interest rates and require Monitronics to comply with more onerous covenants, which could further restrict our business operations.

The agreements governing Monitronics various debt obligations, including its Credit Facility and the indenture governing the Senior Notes, impose restrictions on its business and such restrictions could adversely affect its ability to undertake certain corporate actions.

The agreements governing Monitronics’ indebtedness restrict its ability to, among other things:

•                  incur additional indebtedness;

•                  make cash distributions to us by means of loans or cash dividends;

•                  make certain loans and investments;

•                  create liens;

•                  enter into transactions with affiliates, including our company;

•                  restrict subsidiary distributions;

•                  dissolve, merge or consolidate;

•                  make capital expenditures;

•                  transfer, sell or dispose of assets; and

•                  acquire certain types of alarm monitoring contracts.

Monitronics must also comply with certain financial and non-financial covenants under the Credit Facility.  Credit Facility covenants include capital expenditure limits, maximum total Monitronics debt to EBITDA (as defined within the Credit Facility agreement) ratios, a minimum Monitronics fixed charge coverage ratio, a maximum eligible recurring monthly revenue (as defined within the Credit Facility agreement) to EBITDA ratio, and a maximum attrition rate.  If Monitronics cannot comply with any of these covenants, it may not be able to make additional draw downs under the revolving credit facility, which would limit Monitronics’ ability to manage its working capital requirements.  In addition, failure to comply with the restrictions contained in the Credit Facility or Senior Notes could lead to an event of default, which could result in the acceleration of a substantial amount of indebtedness.

Third party claims with respect to Monitronics’ intellectual property, if decided against Monitronics, may result in competing uses of Monitronics’ intellectual property or require the adoption of new, non-infringing intellectual property.

Monitronics has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that Monitronics does not own or have rights to use all intellectual property rights used in the conduct of its business. While Monitronics does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against Monitronics or claims that Monitronics’ rights to its intellectual property are invalid or unenforceable, and Monitronics cannot guarantee that these claims will be unsuccessful.  Any claims involving rights to use the “Monitronics” mark could have a material adverse effect on the alarm monitoring business if such claims were decided against Monitronics and it were precluded from using or licensing the “Monitronics” mark or others were allowed to use it.  If Monitronics were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name.  In the event that Monitronics was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property.  There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

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

Monitronics’ business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, the advertising and sales practices of Monitronics and its dealer network are subject to regulation by the U.S. Federal Trade Commission (the “FTC”) in addition to state consumer protection laws.  The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages.   If Monitronics’ dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, Monitronics itself could be subject to fines, penalties, private actions or enforcement actions by government regulators.  Although Monitronics has taken steps to insulate itself from any such wrongful conduct by its dealers, and to require its dealers to comply with these laws and regulations, no assurance can be given that Monitronics will not be exposed to liability as result of their dealers’ conduct.  Further, to the extent that any changes in law or regulation further restrict the lead generation activity of Monitronics’ dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of Monitronics’ business and adversely affecting its financial condition and future cash flows.  In addition, most states in which Monitronics operates have licensing laws directed specifically toward the monitored security services industry. Monitronics’ business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require Monitronics to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of Monitronics’ operating permits and licenses, including in geographic areas where Monitronics’ services have substantial penetration, which could adversely affect Monitronics’ business and financial condition.  Further, if these laws and regulations were to change or Monitronics failed to comply with such laws and regulations as they exist today or in the future, Monitronics’ business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 76,000 square feet in California all of which is being subleased to third parties.  The Company leases approximately 35,000 square feet in New Jersey and the space is being marketed for sublease.  The Company leases approximately 4,000 square feet in Colorado.  In addition, the Company owns approximately 240,000 square feet of real estate of which approximately 176,000 square feet is leased to third parties.  The Company is currently exploring opportunities to dispose of or monetize such real property.

Monitronics leases approximately 110,000 square feet in Dallas, Texas to house its executive offices, monitoring and call centers, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring May 31, 2015 and 12,000 square feet is under a seven-year lease expiring January 31, 2015.  Monitronics also leases approximately 13,000 square feet for the McKinney, Texas back-up monitoring facility.

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

PART II

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA.  Our Series B common stock is eligible for quotation on the OTC Bulletin Board under the symbol ASCMB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2012 and 2011.  High and low bid information for our Series B common stock is not available.

	Series A
	High	Low

2012
First quarter	55.78	46.31
Second quarter	54.87	44.90
Third quarter	55.01	48.01
Fourth quarter	63.40	54.15

2011
First quarter	49.85	37.12
Second quarter	53.05	42.90
Third quarter	58.37	38.38
Fourth quarter	52.74	35.88

Holders

As of January 31, 2013, there were approximately 1,000 and 60 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our Board of Directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of stockholders.

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

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A common stock for the period beginning September 18, 2008 and ended December 31, 2012 as compared to the NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on September 18, 2008 and that all subsequent dividends were reinvested in additional shares.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A common stock.

	9/18/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ASCMA Series A	$100.00	$80.26	$93.83	$142.45	$186.40	$227.64

NASDAQ Stock Market Index	$100.00	$71.71	$103.19	$120.63	$118.46	$137.31

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning the Company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended December 31, 2012:

Period	Total number of shares purchased / surrendered (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/12 - 10/31/12	122,079	(2)	$56.57	121,499		(1)
11/01/12 - 11/30/12	22,660		59.47	22,660		(1)
12/01/12 - 12/31/12	701	(2)	61.60	—
Total	145,440		$57.04	144,159

(1)         On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  As of December 31, 2012, 504,387 Series A shares have been purchased, at an average price paid of $48.31 per share, for $24,368,000.  Approximately $632,000 of Series A Common Stock may still be purchased under the program.

(2)         Includes shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2012 and 2011, and the statements of operations data for the years ended December 31, 2012, 2011 and 2010, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2010, 2009 and 2008 and the statements of operations data for the years ended December 31, 2009 and 2008 shown below were derived from previously issued financial statements, adjusted for applicable discontinued operations and a correction of immaterial error related to the year ended December 31, 2010 (see note 4, Correction of Immaterial Error, in the accompanying consolidated financial statements and notes included elsewhere herein for further information).

	December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Summary Balance Sheet Data:

Current assets	$261,646	289,893	240,686	416,891	490,042
Property and Equipment, net	$56,491	74,697	78,211	63,721	65,806
Total assets	$1,707,880	1,625,959	1,644,882	682,987	745,304
Current liabilities	$69,813	123,213	102,806	70,872	91,202
Long-term debt	$1,101,433	892,718	896,733	—	—
Stockholders’ equity	$510,098	551,427	538,840	582,596	625,310

	Years ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share amounts)
Summary Statement of Operations Data:

Net revenue	$344,953	311,898	9,129	—	—
Operating income (loss)	$50,308	23,006	(33,490)	(32,557)	(22,681)
Net loss from continuing operations	$(24,255)	(28,152)	(33,501)	(55,805)	(7,664)
Net income (loss), (a)(b)	$(28,603)	20,637	(47,394)	(52,897)	(64,619)
Basic and diluted net income (loss) per common share (c)	$(2.04)	1.45	(3.34)	(3.76)	(4.60)

(a)         Includes impairment of goodwill of $95,069,000 for the year ended December 31, 2008.  This impairment charge relates to the Creative/Media business which is included in discontinued operations for all periods presented.

(b)         Includes a gain on the sale of Content Distribution of $66,136,000 and related income tax expense of $6,716,000 for the year ended December 31, 2011.  The gain and related tax expense is included in discontinued operations.

(c)          Basic and diluted net income (loss) per common share is based on the actual number of basic and diluted shares for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2012, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics.

Monitronics

On December 17, 2010, we acquired 100% of the outstanding capital stock of Monitronics, through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Monitronics Acquisition”).  The cash consideration paid in connection with the merger was $397,088,000.  The consideration was funded by a $60,000,000 term loan, a draw of $45,000,000 on an

$115,000,000 revolving credit facility and cash on hand.  We also assumed approximately $795,000,000 in net debt (which we define as the principal amount of such debt less Monitronics cash) of Monitronics.

Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.  All direct external costs associated with the creation of subscriber accounts are capitalized and amortized over fourteen to fifteen years using a declining balance method beginning in the month following the date of purchase. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011

Beginning balance of accounts	700,880	670,450
Accounts purchased (a)	202,379	114,691
Accounts cancelled (b)	(89,724)	(76,067)
Accounts guaranteed to be refunded by dealer	(996)	(8,194)
Ending balance of accounts	812,539	700,880
Monthly weighted average accounts	732,694	688,774
Attrition rate	(12.2)%	(11.0)%

(a)         During the three months ended December 31, 2012 and 2011, Monitronics purchased 120,660 and 24,863 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended December 31, 2012 and 2011 was approximately $5,661,000 and $1,063,000, respectively.  Monthly recurring revenue purchased during the twelve months ended December 31, 2012 and 2011 was approximately $9,262,000 and $4,979,000.

(b)         Net of canceled accounts that are contractually guaranteed by the dealer.

The attrition rate for the twelve months ended December 31, 2012 and 2011 was 12.2% and 11.0%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of purchase.  Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years Monitronics has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated.  The results of operations for Monitronics are included from December 17, 2010, the date of its acquisition (amounts in thousands).

	Years ended December 31,
	2012	2011	2010

Net revenue	$344,953	311,898 (a)	9,129
Cost of services	49,791	40,553	1,422
Selling, general, and administrative	73,389	76,845	30,314
Amortization of subscriber accounts and dealer network	163,468	159,619	5,980
Restructuring charges	—	4,258	4,604
Loss (gain) on sale of operating assets, net	(8,670)	565	(2,768)
Interest expense	71,390	42,813	2,672
Realized and unrealized loss on derivative financial instruments	2,044	10,601	1,682
Income tax expense from continuing operations	2,591	2,457	270
Net loss from continuing operations	(24,255)	(28,152)	(33,501)
Earnings (loss) from discontinued operations, net of income taxes	(4,348)	48,789	(13,893)
Net income (loss)	(28,603)	20,637	(47,394)

Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$236,341	214,485	5,577
Corporate Adjusted EBITDA	3,096	(12,052)	(20,259)
Total Adjusted EBITDA	$239,437	202,433	(14,682)

Adjusted EBITDA as a percentage of Revenue
Monitronics business	68.5%	68.8%	61.1%
Corporate	0.9%	(3.9)%	N/A

(a)         Net revenue for the year ended December 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics Acquisition.

(b)         See reconciliation to net loss from continuing operations below.

Net Revenue.  Revenue increased $33,055,000, or 10.6%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to the increase in the number of subscriber accounts from 700,880 as of December 31, 2011 to 812,539 as of December 31, 2012.  Approximately 93,000 accounts were acquired in a bulk buy on October 25, 2012, which provided approximately $9,640,000 in increased revenue.  Average monthly revenue per subscriber increased from $37.49 as of December 31, 2011 to $39.50 as of December 31, 2012.  Furthermore, the increase is partially attributable to a $2,295,000 fair value adjustment associated with deferred revenue acquired in the Monitronics Acquisition, which reduced net revenue for the year ended December 31, 2011.

Revenue increased $302,769,000 for the year ended December 31, 2011 as compared to the corresponding prior year.  The increase is primarily attributable to the inclusion of a full year’s operation of the Monitronics business in 2011 as compared to 15 days in 2010, due to revenue only being generated from the Monitronics business which was acquired on December 17, 2010.

Cost of Services.  Cost of services increased $9,238,000 or 22.8%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to an increased number of accounts monitored across the cellular network and an increase in interactive and home automation services, which resulted in higher operating and service costs.  Cost of service as a percent of net revenue increased from 13.0% for the year ended December 31, 2011 to 14.4% for the year ended December 31, 2012.

Cost of services increased $39,131,000 for the year ended December 31, 2011 as compared to the corresponding prior year.  The increase is attributable to the inclusion of a full year’s operation of the Monitronics business in 2011 as compared to 15 days in 2010, due to cost of services only being incurred from the Monitronics business.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) decreased $3,456,000, or 4.5%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The decrease is primarily attributable to decreased administrative and corporate expenses related to the reorganization of the Company in 2010 and 2011 with the acquisition of Monitronics and disposition of the Content Services and Creative Services businesses.  Additionally, the decrease is attributable to a non-recurring $2,640,000 charge related to an ongoing litigation matter recorded for the year ended December 31, 2011.  The decrease was partially offset by an increase in Monitronics SG&A costs.  The increased Monitronics SG&A costs were driven by increased payroll, marketing and stock-based compensation expenses of approximately $3,525,000 as compared to the corresponding prior year period.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees during 2011 and 2012.  SG&A as a percent of net revenue decreased from 24.6% for the year ended December 31, 2011 to 21.3% for the year ended December 31, 2012.

SG&A increased $46,531,000 for the year ended December 31, 2011 as compared to the corresponding prior year.  The increase was primarily due to increased SG&A expense related to Monitronics which had a full year of operations in 2011 as compared to 15 days in 2010.  The Monitronics business’ SG&A expenses were $57,170,000 for the year ended December 31, 2011, as compared to $2,130,000 for the year ended December 31, 2010.  The 2011 increase was partially offset by decreased administrative and corporate expenses as a result of the reorganization of the Company’s primary businesses in 2010 and 2011.

Amortization of Subscriber Accounts and Dealer Network.  Amortization of subscriber accounts and dealer network increased $3,849,000 and $153,639,000 for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior years.  The 2012 increase is primarily attributable to amortization of subscriber accounts purchased subsequent to December 31, 2011.  The 2011 increase is attributable to a full year’s amortization of subscriber accounts and dealer network related to the Monitronics Acquisition, as compared to 15 days of amortization recognized in 2010.

Restructuring Charges.   There were no restructuring charges recorded in continuing operations for the year ended December 31, 2012.  During 2011 and 2010, the Company completed certain restructuring activities and recorded charges of $4,258,000 and $4,604,000, respectively.

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan”) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company as it sold most of its media and entertainment services assets and acquired Monitronics.  Such charges included retention costs for corporate employees to remain employed until the sales were complete, severance costs for certain employees and facility costs that were no longer being used by the Company due to the business sales.

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

The following table provides the activity and balances of the 2010 Restructuring Plan and the 2008 Restructuring Plan (amounts in thousands):

	Year ended December 31, 2012
	Opening balance	Additions	Deductions (a)	Ending balance

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	141

	Year ended December 31, 2011
	Opening balance	Additions	Deductions (a)	Ending balance

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(5,890)	1,886

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	72	(47)	236
Total	$220	72	(56)	236

	Year ended December 31, 2010
	Opening balance	Additions	Deductions (a)	Ending balance

2010 Restructuring Plan
Severance and retention	$—	3,994	(404)	3,590

2008 Restructuring Plan
Severance	$221	477	(689)	9
Excess facility costs	93	133	(15)	211
Total	$314	610	(704)	220

(a)         Primarily represents cash payments.

Loss (Gain) on the Sale of Assets.  During the year ended December 31, 2012, the Company sold land and buildings for approximately $15,860,000, resulting in pre-tax gains of approximately $9,202,000.  In addition, the Company sold its 50% interest in an equity method investment for $1,420,000, resulting in a pre-tax loss of $532,000.  During the year ended December 31, 2011, the Company disposed of certain property and equipment, resulting in a pre-tax loss of $565,000.  The 2010 gain on the sale of assets is primarily attributable to the sale of real estate for $6,176,000, resulting in a pre-tax gain of $2,736,000.

Interest Expense.  Interest expense increased $28,577,000 and $40,141,000 for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior years.   The increase in 2012 is primarily due to the presentation of interest costs related to derivative instruments executed on March 23, 2012 in conjunction with Monitronics’ debt refinancing.  Interest costs related to the current derivative instruments are presented in Interest expense on the consolidated statement of operations and comprehensive income (loss) as the related derivative instruments are effective hedges of Monitronics’ interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the consolidated statement of operations and comprehensive income (loss).  The increase is also attributable to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility, as compared to the Company’s prior debt obligations.  The increase in 2011 interest expense is attributable to the increase in debt associated with the Monitronics Acquisition on December 17, 2010.  Interest expense includes amortization of debt discount of $4,473,000, $16,985,000 and $780,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Realized and Unrealized Loss on Derivative Financial Instruments.  Realized and unrealized loss on derivative financial instruments was $2,044,000, $10,601,000 and $1,682,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease in 2012 is attributable to the March 23, 2012 settlement of Monitronics’ prior derivative instruments for which the Company did not apply hedge accounting.  The increase in 2011 is attributable to the inclusion of a full year’s operations of the Monitronics business, which held the derivative instruments, in 2011 as compared to 15 days in 2010.

For the year ended December 31, 2012, the realized and unrealized loss on the derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in fair value of the derivative instruments before their termination on March 23, 2012.  For the year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives.  For year ended December 31, 2010, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $1,504,000 and a $178,000 unrealized loss related to the change in the fair value of these derivatives.

Income Taxes from Continuing Operations.  For the year ended December 31, 2012, we had a pre-tax loss from continuing operations of $21,664,000 and income tax expense from continuing operations of $2,591,000.  For the year ended December 31, 2011, we had a pre-tax loss from continuing operations of $25,695,000 and an income tax expense from continuing operations of $2,457,000.  For the year ended December 31, 2010, we had a pre-tax loss from continuing operations of $33,231,000 and an income tax expense from continuing operations of $270,000.  Income tax expense from continuing operations for the year ended December 31, 2012, 2011, and 2010 is primarily attributable to Monitronics’ state tax expense.  The Company recorded charges of $8,527,000, $7,484,000 and $9,756,000 to increase the valuation allowance for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings (Loss) from Discontinued Operations, Net of Income Taxes. Earnings (loss) from discontinued operations, net of income taxes were $(4,348,000), $48,789,000 and $(13,893,000) for the years ended December 31, 2012, 2011 and 2010, respectively.  These amounts included the earnings and expenses of operations disposed of in prior years and the related gains or losses on those disposals.  See further information about the discontinued operations below.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to loss from continuing operations before income taxes (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Total Adjusted EBITDA	$239,437	202,433	(14,682)
Amortization of subscriber accounts and dealer network	(163,468)	(159,619)	(5,980)
Depreciation	(8,404)	(7,052)	(3,067)
Loss on pension plan settlements	(6,571)	—	—
Stock-based compensation	(5,298)	(4,456)	(4,182)
Restructuring charges	—	(4,258)	(4,604)
Impairment of assets held for sale	(1,692)	—	—
Realized and unrealized loss on derivative instruments	(2,044)	(10,601)	(1,682)
Refinancing costs	(6,245)	—	—
Interest income	4,011	671	3,638
Interest expense	(71,390)	(42,813)	(2,672)
Income tax expense from continuing operations	(2,591)	(2,457)	(270)
Net loss from continuing operations	$(24,255)	(28,152)	(33,501)

Adjusted EBITDA increased $37,004,000, or 18.3% for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Adjusted EBITDA increased $217,115,000 for the year ended December 31, 2011 as compared to the corresponding prior year, which is attributable to the inclusion of a full year’s operation of the Monitronics business in 2011 as compared to 15 days in 2010.  The Monitronics business’ Adjusted EBITDA was $236,341,000, $214,485,000 and $5,577,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Discontinued Operations

During 2012, the Company recorded costs of approximately $3,742,000 related to contract termination and other loss contingencies associated with the discontinued operations.  The following businesses have been treated as discontinued operations in the consolidated financial statements for all periods presented.

Systems Integration

The Company shut down the operations of the Systems Integration business in June 2011 to meet its changing strategic needs.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance for the year ended December 31, 2011.

Content Distribution

On February 28, 2011, the Company completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc. and their wholly-owned subsidiary.  In connection with the sale, the Company received cash proceeds of approximately $104,000,000 and recorded a pre-tax gain of $66,136,000 and $6,716,000 of related income tax expense for the year ended December 31, 2011.

Creative/Media

On December 31, 2010, pursuant to a definitive agreement with Deluxe Entertainment Services Group Inc. dated November 24, 2010, the Company completed the sale of 100% of its Creative/Media business.  In connection with the sale, the Company received cash proceeds of approximately $69,000,000 and recorded a pre-tax loss of $27,110,000 and $7,587,000 of related income tax benefit for the year ended December 31, 2010.

GMX

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”) business, which was previously included in the Content Services group.  In connection with the shutdown, the Company recorded a charge of $1,838,000 for severance charges and losses on disposal of assets for the year ended December 31, 2010.

Chiswick Park

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility located in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc.  In connection with the sale, the Company received cash proceeds of approximately $34,800,000 and recorded a pre-tax gain of $25,498,000 and $3,423,000 of related income tax expense for the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2012, we have $78,422,000 of cash and cash equivalents and $142,587,000 of marketable securities.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities, which are primarily generated from the operations of Monitronics, which was acquired on December 17, 2010.  During the years ended December 31, 2012, 2011 and 2010, our cash flow from operating activities was $146,790,000, $131,238,000 and $50,300,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2012, 2011 and 2010, we used cash of $304,665,000, $162,714,000 and $4,214,000, respectively, to fund purchases of subscriber accounts, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2012, 2011 and 2010, we used cash of $6,076,000, $4,242,000, and $139,000, respectively, to fund our capital expenditures. In December 2010, we paid cash of $388,401,000 to acquire Monitronics, net of Monitronics cash on hand of $7,475,000.

On June 16, 2011, our Board of Directors authorized the repurchase of up to $25,000,000 of our Series A common stock.  During the year ended December 31, 2012 we repurchased 234,728 shares of our Series A common stock for a total of approximately

$12,880,000.  During the year ended December 31, 2011, we repurchased 269,659 shares of our Series A common stock for a total of approximately $11,488,000. These shares were returned to authorized and unissued, reducing the number of our shares outstanding.

During 2012 and 2011, in order to improve our investment rate of return, we purchased marketable securities primarily consisting of diversified corporate bond funds for cash of $99,667,000 and $40,253,000, respectively.  During 2010, we purchased marketable securities consisting of diversified corporate bond funds for cash of $41,757,000.  To fund the Monitronics Acquisition, we sold all of the marketable securities we held in December 2010 for cash proceeds of $96,685,000.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through subscriber account purchases.  We also considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $137,200,000 as of December 31, 2012.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of Monitronics at December 31, 2012 includes the principal balance of $1,113,312,500 under its Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of December 31, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $690,512,500 as of December 31, 2012 and requires principal payments of $1,737,500 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $12,800,000 as of December 31, 2012 and becomes due on March 23, 2017.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2012 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating leases	$4,683	8,472	3,381	2,939	19,475
Long-term debt (a)	6,950	13,900	26,700	1,065,763	1,113,313
Other	10,928	220	336	2,311	13,795
Total contractual obligations	$22,561	22,592	30,417	1,071,013	1,146,583

(a)         Amounts reflect principal amounts owed and therefore excludes discount of $4,930,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $987,975,000 net of accumulated amortization, at December 31, 2012, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics Acquisition were recorded at fair value under the purchase method of accounting.  Subscriber accounts purchased subsequent to the acquisition are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics Acquisition, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

The Company reviews the subscriber accounts for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and because the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Valuation of Long-lived Assets and Amortizable Other Intangible Assets

We perform impairment tests for our long-lived assets, primarily property and equipment, if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable.  We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows.  Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $10,891,000, net of allowance for doubtful accounts of $1,436,000, as of December 31, 2012.  As of December 31, 2011, our trade receivables balance was $10,973,000, net of allowance for doubtful accounts of $1,815,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $53,108,000 and $29,248,000 as of December 31, 2012 and 2011, respectively.

Valuation of Goodwill

As of December 31, 2012, we had goodwill of $349,227,000, which represents approximately 20% of total assets.  This goodwill was recorded in connection with the Monitronics Acquisition on December 17, 2010.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

To the extent necessary, recoverability of goodwill for the reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2012, we have variable interest rate debt with principal amounts of $703,312,500.  As a result, we have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2012, we have a net derivative financial instrument liability of approximately $12,243,000, which represented the two outstanding derivatives’ net fair value at that date.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date.

	As of December 31, 2012
Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2013	$—	6,950	—	6,950
2014	—	6,950	—	6,950
2015	—	6,950	—	6,950
2016	—	6,950	—	6,950
2017	—	19,750	—	19,750
Thereafter	12,243	655,763	410,000	1,078,006
Total	$12,243	703,313	410,000	1,125,556

(a)         The derivative financial instruments reflected in this column include two interest rate swaps, both with a maturity date of March 23, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2012 are as follows:

Notional	Effective Date	Rate Paid	Rate Received

$545,875,000	March 23, 2012	2.055%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor
144,637,500	December 31, 2012	1.555%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 38.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework .

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2012, Ascent Capital’s internal control over financial reporting is effectively designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on page 36 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ascent Capital Group, Inc.:

We have audited Ascent Capital Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ascent Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ascent Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ascent Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Capital Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 27, 2013

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$78,422	183,558
Restricted cash	2,640	31,196
Trade receivables, net of allowance for doubtful accounts of $1,436 in 2012 and $1,815 in 2011	10,891	10,973
Deferred income tax assets, net	3,780	5,881
Investments in marketable securities	142,587	40,377
Income taxes receivable	132	308
Prepaid and other current assets	15,989	17,600
Assets held for sale	7,205	—
Total current assets	261,646	289,893

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $30,570 in 2012 and $37,537 in 2011	56,491	74,697
Subscriber accounts, net of accumulated amortization of $308,487 in 2012 and $155,099 in 2011	987,975	838,441
Dealer network, net of accumulated amortization of $20,580 in 2012 and $10,500 in 2011	29,853	39,933
Goodwill	349,227	349,227
Other assets, net	22,634	5,706
Assets of discontinued operations	54	62
Total assets	$1,707,880	1,625,959

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,664	3,987
Accrued payroll and related liabilities	3,504	5,149
Other accrued liabilities	27,181	19,000
Deferred revenue	10,327	6,803
Purchase holdbacks	10,818	12,273
Current portion of long-term debt	6,950	60,000
Liabilities related to discontinued operations	7,369	16,001
Total current liabilities	69,813	123,213

Non-current liabilities:
Long-term debt	1,101,433	892,718
Derivative financial instruments	12,359	36,279
Deferred income tax liability, net	8,187	9,793
Other liabilities	5,990	12,529
Total liabilities	1,197,782	1,074,532

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,389,821 and 13,471,594 shares at December 31, 2012 and 2011, respectively	134	135
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 737,166 and 739,894 shares at December 31, 2012 and 2011, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,453,700	1,461,671
Accumulated deficit	(934,213)	(905,610)
Accumulated other comprehensive loss	(9,530)	(4,776)
Total stockholders’ equity	510,098	551,427
Total liabilities and stockholders’ equity	$1,707,880	1,625,959

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except per share amounts

	Year ended December 31,
	2012	2011	2010

Net revenue	$344,953	311,898	9,129
Operating expenses:
Cost of services	49,791	40,553	1,422
Selling, general, and administrative, including stock-based and long-term compensation	73,389	76,845	30,314
Amortization of subscriber accounts and dealer network	163,468	159,619	5,980
Depreciation	8,404	7,052	3,067
Restructuring charges	—	4,258	4,604
Loss (gain) on sale of operating assets, net	(8,670)	565	(2,768)
Loss on pension plan settlements	6,571	—	—
Impairment of assets held for sale	1,692	—	—
	294,645	288,892	42,619

Operating income (loss)	50,308	23,006	(33,490)

Other income (expense):
Interest income	4,011	671	3,638
Interest expense	(71,390)	(42,813)	(2,672)
Realized and unrealized loss on derivative financial instruments	(2,044)	(10,601)	(1,682)
Refinancing expense	(6,245)	—	—
Other income, net	3,696	4,042	975
	(71,972)	(48,701)	259

Loss from continuing operations before income taxes	(21,664)	(25,695)	(33,231)
Income tax expense from continuing operations	(2,591)	(2,457)	(270)
Net loss from continuing operations	(24,255)	(28,152)	(33,501)

Discontinued operations:
Earnings (loss) from discontinued operations	(3,742)	48,836	(12,077)
Income tax expense from discontinued operations	(606)	(47)	(1,816)
Earnings (loss) from discontinued operations, net of income taxes	(4,348)	48,789	(13,893)

Net income (loss)	(28,603)	20,637	(47,394)

Other comprehensive income (loss):
Foreign currency translation adjustments	256	(2,950)	4,026
Unrealized holding gain (loss), net of income tax	2,543	124	(1,352)
Unrealized loss on derivative contracts	(12,243)	—	—
Pension liability adjustment	4,690	863	(1,870)
Total other comprehensive income (loss)	(4,754)	(1,963)	804

Comprehensive income (loss)	$(33,357)	18,674	(46,590)

Basic and diluted earnings (loss) per share
Continuing operations	$(1.73)	(1.98)	(2.36)
Discontinued operations	(0.31)	3.43	(0.98)
Net income (loss)	$(2.04)	1.45	(3.34)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Amounts in thousands

	Year ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$(28,603)	20,637	(47,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	4,348	(48,789)	13,893
Amortization of subscriber accounts and dealer network	163,468	159,619	5,980
Depreciation	8,404	7,052	3,067
Stock-based compensation	5,298	4,732	3,148
Deferred income tax expense	436	181	747
Unrealized (gain) loss on derivative financial instruments	(6,793)	(28,044)	1,682
Refinancing expense	6,245	—	—
Long term debt amortization	4,473	16,985	780
Loss (gain) on sale of assets, net	(8,670)	565	(2,768)
Loss on pension plan settlements	6,571	—	—
Impairment of assets held for sale	1,692	—	—
Other non-cash activity, net	9,066	6,428	(1,874)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(5,778)	(5,365)	1,806
Prepaid expenses and other assets	(3,579)	225	4,368
Payables and other liabilities	3,184	(4,546)	12,388
Operating activities from discontinued operations, net	(12,972)	1,558	54,477
Net cash provided by operating activities	146,790	131,238	50,300

Cash flows from investing activities:
Capital expenditures	(6,076)	(4,242)	(139)
Purchases of subscriber accounts	(304,665)	(162,714)	(4,214)
Purchases of marketable securities	(99,667)	(40,253)	(41,757)
Decrease (increase) in restricted cash	55,963	4,719	(13,318)
Cash paid for acquisitions, net of cash acquired	—	—	(388,401)
Proceeds from sales of marketable securities	—	—	96,685
Proceeds from the sale of discontinued operations	—	99,488	92,121
Proceeds from the sale of operating assets	17,280	—	6,201
Other investing activities, net	—	—	54
Investing activities from discontinued operations, net	—	(3,196)	(37,553)
Net cash used in investing activities	(337,165)	(106,198)	(290,321)

Cash flows from financing activities:
Proceeds from long-term debt	1,277,900	78,800	110,300
Payments on long-term debt	(1,133,387)	(59,800)	(9,000)
Refinancing costs and payments of deferred financing costs	(46,721)	—	(2,388)
Stock option exercises	327	1,291	—
Purchases and retirement of common stock	(12,880)	(11,488)	—
Other	—	—	2
Financing activities from discontinued operations, net	—	(142)	(1,950)
Net cash provided by financing activities	85,239	8,661	96,964
Net increase (decrease) in cash and cash equivalents	(105,136)	33,701	(143,057)
Cash and cash equivalents at beginning of year	183,558	149,857	292,914
Cash and cash equivalents at end of year	$78,422	183,558	149,857

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

							Accumulated
					Additional		other	Total
	Preferred	Common Stock			paid-in	Accumulated	comprehensive	stockholders
	stock	Series A	Series B	Series C	Capital	deficit	income (loss)	equity

Balance at December 31, 2009	$—	134	7	—	1,464,925	(878,853)	(3,617)	582,596
Net income (loss)	—	—	—	—	—	(47,394)	—	(47,394)
Other comprehensive income (loss)	—	—	—	—	—	—	804	804
Stock-based compensation	—	2	—	—	3,146	—	—	3,148
Shares withheld for tax liability	—	—	—	—	(314)	—	—	(314)
Balance at December 31, 2010	—	136	7	—	1,467,757	(926,247)	(2,813)	538,840
Net income (loss)	—	—	—	—	—	20,637	—	20,637
Other comprehensive income (loss)	—	—	—	—	—	—	(1,963)	(1,963)
Stock repurchases	—	(2)	—	—	(11,486)	—	—	(11,488)
Stock-based compensation	—	—	—	—	4,732	—	—	4,732
Stock option exercises	—	1	—	—	1,290	—	—	1,291
Shares withheld for tax liability	—	—	—	—	(622)	—	—	(622)
Balance at December 31, 2011	—	135	7	—	1,461,671	(905,610)	(4,776)	551,427
Net income (loss)	—	—	—	—	—	(28,603)	—	(28,603)
Other comprehensive income (loss)	—	—	—	—	—	—	(4,754)	(4,754)
Stock repurchases	—	(2)	—	—	(12,878)	—	—	(12,880)
Stock-based compensation	—	—	—	—	5,298	—	—	5,298
Stock awards and option exercises	—	1	—	—	326	—	—	327
Shares withheld for tax liability	—	—	—	—	(717)	—	—	(717)
Balance at December 31, 2012	$—	134	7	—	1,453,700	(934,213)	(9,530)	510,098

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(1)  Basis of Presentation

On July 7, 2011, Ascent Media Corporation merged with its direct wholly-owned subsidiary, Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”), for the purpose of changing its name to Ascent Capital Group, Inc.  Ascent Capital was incorporated in the state of Delaware on May 29, 2008 as a wholly-owned subsidiary of Discovery Holding Company (“DHC”), a subsidiary of Discovery Communications, Inc.  On September 17, 2008, Ascent Capital was spun off from DHC and became an independent, publicly traded company.  The accompanying Ascent Capital Group, Inc. consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. (“Monitronics”) is the primary, wholly-owned, operating subsidiary of the Company.

On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Monitronics Acquisition”). Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States of America (“U.S.”) and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

The consolidated financial statements contained in this Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)  Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements have been prepared in accordance with U.S. GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.  At December 31, 2012, the Company had restricted cash of $2,640,000, classified as current, that is held in an escrow account in connection with certain financial obligations.  The cash will remain in escrow until settlement of such obligations, which is expected to be within the next twelve months.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2012 and 2011 was $1,436,000 and $1,815,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2012	$1,815	5,860	(6,239)	1,436
2011	$250	5,484	(3,919)	1,815
2010	$0	250	0	250

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  The Company’s debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 14, Fair Value Measurements, for further fair value information around the Company’s debt instruments.

Investments

All investments in marketable securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices.  The Company records unrealized changes in the fair value of AFS securities in Accumulated other comprehensive loss on the consolidated balance sheets.  When these investments are sold, the gain or loss realized on the sale is recorded in Other income, net in the consolidated statements of operations.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Buildings	20 years
Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in note 9)	3 - 5 years

Management reviews the realizability of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.  If necessary, the Company would use both the income approach and market approach to estimate fair value.

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics Acquisition were recorded at fair value under the purchase method of accounting.  Subscriber accounts purchased subsequent to the acquisition are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics Acquisition, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $153,388,000, $149,539,000 and $5,560,000 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Based on subscriber accounts held at December 31, 2012, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2013	$158,747
2014	132,920
2015	111,293
2016	93,225
2017	87,299

Total	$583,484

The Company reviews the subscriber accounts for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened.  For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Network

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition.  This intangible asset will be amortized on a straight-line basis over its estimated useful life of five years.  Amortization of dealer network was $10,080,000, $10,080,000 and $420,000 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

The Company reviews the dealer network intangible asset for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

To the extent necessary, recoverability of goodwill at a reporting unit level is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to the reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

Deferred Financing Costs

Deferred financing costs are capitalized when the related debt is issued or when revolving credit lines increase the borrowing capacity of the Company.  Deferred financing costs are amortized over the term of the related debt using the effective interest method.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to movement in interest rates. The use of these financial instruments modifies the exposure of these risks with the intention of reducing the risk or cost. The Company does not use derivatives for speculative or trading purposes. The Company recognizes the fair value of all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Fair value is based on market quotes for similar instruments with the same duration. For derivative instruments that qualify for hedge accounting under the provisions of FASB ASC Topic 815, Derivatives and Hedging, unrealized gains and losses on the derivative instruments are reported in Accumulated other comprehensive income (loss), to the extent the hedges are effective, until the underlying transactions are recognized in earnings.  Derivative instruments that do not qualify for hedge accounting are marked to market at the end of each accounting period with the change in fair value recorded in earnings.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“FASB ASC Topic 740”), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

FASB ASC Topic 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based awards pursuant to FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. The expected term of the awards was calculated using the simplified method included in FASB ASC Topic 718. The volatility used in the calculation is based on the historical volatility of peer companies and the risk-free rate is based on Treasury Bonds with a term similar to that of the subject options.  A dividend rate of zero was utilized for all granted stock options.

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock.  For the years ended December 31, 2012, 2011 and 2010, diluted EPS is computed the same as basic EPS since the Company recorded a loss from continuing operations, which would make potentially dilutive securities related to vested stock options antidilutive.  Diluted shares outstanding excluded 1,170,425 stock options, unvested restricted shares and rights to acquire restricted shares for the year ended December 31, 2012 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 717,354 and 678,759 stock options and unvested restricted shares for the years ended December 31, 2011 and 2010, respectively, because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2012	2011	2010

Weighted average Series A and Series B shares	14,026,102	14,195,834	14,200,417

Estimates

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

Supplemental Cash Flow Information

For the years ended December 31, 2012, 2011 and 2010, net cash received (paid) for income taxes was $(2,048,000), $9,060,000 and $18,738,000, respectively.  For the years ended December 31, 2012, 2011, and 2010, net cash received (paid) for interest was $(52,327,000), $(24,559,000), and $966,000, respectively.

(3)  Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2012 that are expected to have a material impact on the Company.

(4)  Correction of Immaterial Error

During the second quarter of 2012, the Company identified an error related to uncertain tax positions resulting in an understatement of income tax expense from discontinued operations and liabilities related to discontinued operations for the quarter ended December 31, 2010.  Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Based on evaluation of the error, management has concluded that the prior period error was immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior period.  In doing so, balances in the consolidated financial statements included in this Form 10-K have been adjusted to reflect the correction in the proper periods.  Future filings that include prior periods will be corrected, as needed, when filed.

The effect of recording the immaterial correction in the consolidated financial statements as of December 31, 2011 and 2010 is as follows (amounts in thousands, except per share amounts):

	For the year ended December 31, 2011
	As Reported	As Revised

Liabilities related to discontinued operations	$7,101	16,001
Total current liabilities	114,313	123,213
Total liabilities	1,065,632	1,074,532
Accumulated deficit	(896,710)	(905,610)
Total stockholders’ equity	560,327	551,427

	For the year ended December 31, 2010
	As Reported	As Revised

Accumulated deficit	$(917,347)	(926,247)
Total stockholders’ equity	547,740	538,840

Income tax (expense) benefit from discontinued operations	7,084	(1,816)
Income (loss) from discontinued operations, net of income taxes	(4,993)	(13,893)
Net income (loss)	(38,494)	(47,394)
Comprehensive income (loss)	(37,690)	(46,590)

Basic and diluted earnings (loss) per share:
Discontinued operations	$(0.35)	(0.98)
Net income (loss)	(2.71)	(3.34)

(5)  Monitronics Acquisition

The cash consideration paid by Ascent Capital for the Monitronics Acquisition was approximately $397,088,000.  The consideration was funded by a $60,000,000 term loan, a draw of $45,000,000 on an $115,000,000 revolving credit facility and cash on hand.  The goodwill of $349,227,000 recorded in the acquisition reflects the value to Ascent Capital of Monitronics’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  The goodwill balance is not deductible for tax purposes.  Ascent Capital’s results of operations for the year ended December 31, 2010 include the operations of Monitronics from the date of acquisition, December 17, 2010.

(6)  Dispositions

The consolidated financial statements and accompanying notes of Ascent Capital have been prepared reflecting the following businesses as discontinued operations for all years presented in accordance with FASB ASC Topic 205, Presentation of Financial Statements.  These businesses were operated by our wholly-owned subsidiary Ascent Media Group, LLC (“AMG”).  AMG was primarily engaged in the business of providing content distribution and creative services to the media and entertainment industries.  The businesses of AMG were organized into two operating segments: businesses that provide content management and delivery services (“Content Services”), and businesses that provide creative services (“Creative Services”). The Content Services segment was in turn divided into three business units: (i) the content distribution business unit (“Content Distribution”), (ii) the media management services business unit (“Media Services”) and (iii) the systems integration business unit (“Systems Integration” or “SI”).

In June 2011, the Company shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance for the year ended December 31, 2011.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc. (“Encompass”).  Ascent Capital received cash proceeds of approximately $104,000,000 and recorded a pre-tax gain of $66,136,000 and $6,716,000 of related income tax expense for the year ended December 31, 2011.

On December 31, 2010, pursuant to a definitive agreement with Deluxe Entertainment Services Group Inc. (“Deluxe”), dated November 24, 2010, Ascent Capital completed the sale of its Creative Services operating segment and Media Services business unit (which is referred to collectively as “Creative/Media”).  In connection with the sale, the Company received cash proceeds of approximately $69,000,000 and recorded a pre-tax loss of $27,110,000 and $7,587,000 of related income tax benefit for the year ended December 31, 2010.

In September 2010, the Company shut down the operations of the Global Media Exchange (“GMX”), which was previously included in the Content Services group.  Ascent Capital recorded a charge of $1,838,000 related to asset retirements and severance costs in connection with the shutdown for the year ended December 31, 2010.

In February 2010, the Company completed the sale of the assets and operations of the Chiswick Park facility in the United Kingdom, which was previously included in the Content Services group, to Discovery Communications, Inc.  In connection with the sale, the Company received cash proceeds of approximately $34,800,000 and recorded a pre-tax gain of $25,498,000 and $3,423,000 of related income tax expense for the year ended December 31, 2010.

The following table presents the results of operations of the discontinued operations that are included in Income (loss) from discontinued operations, net of income tax (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Revenue	$—	24,183	426,295
Income (loss) before income taxes (a)	$(3,742)	48,836	(12,077)

(a)  The 2011 amount includes a gain on the sale of the Content Distribution business of approximately $66,136,000 and a charge of $1,119,000 related to the shutdown of the Systems Integration business.  The 2010 amount includes the pre-tax loss on the sale of the Creative/Media businesses of $27,110,000, a pre-tax gain on the sale of the Chiswick Park facility of $25,498,000 and a charge of $1,838,000 related to the shutdown of the GMX business.

(7)  Investments in Marketable Securities

The Company currently holds marketable securities consisting primarily of diversified corporate bond funds.  The following table presents the activity of these investments, which were classified as available-for-sale securities (amounts in thousands):

	Year ended December 31,
	2012	2011

Beginning Balance	$40,377	—
Purchases	99,667	40,253
Sales (at cost)	—	—
Unrealized gain (loss)	2,543	124
Ending Balance	$142,587	40,377

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that were recorded into Accumulated other comprehensive loss on the consolidated balance sheet and in Other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Year ended December 31,
	2012	2011

Beginning Balance	$124	—
Unrealized gains, net of tax of $0	2,543	124
Ending Balance	$2,667	124

(8)  Assets Held for Sale

During the third quarter of 2012, the Company reclassified $11,892,000 of land and building property as Assets held for sale on the consolidated balance sheet.  In the fourth quarter of 2012, the Company completed a sale of certain assets held for sale with a carrying value of $2,995,000, resulting in a gain on disposition of approximately $7,374,000.  In addition, during the fourth quarter of 2012, the Company recorded an impairment of certain assets held for sale of $1,692,000.

As of December 31, 2012, the Company has $7,205,000 of classified assets held for sale on the consolidated balance sheet.  The Company expects to complete the sale of these properties during the next twelve months.

(9)  Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2012	2011

Property and equipment, net:
Land	$23,170	34,896
Buildings and leasehold improvements	35,206	54,575
Machinery and equipment	28,685	22,763
	87,061	112,234
Accumulated depreciation	(30,570)	(37,537)
	$56,491	74,697

Depreciation expense for property and equipment was $8,404,000, $7,052,000 and $3,067,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(10)  Goodwill

The following table provides the activity and balances of goodwill in the Monitronics business group (amounts in thousands):

Balance at December 31, 2010	$349,227
Period activity	—
Balance at December 31, 2011	349,227
Period activity	—
Balance at December 31, 2012	$349,227

In connection with the Company’s 2012 annual goodwill impairment analysis, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(11)  Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011

Interest payable	$9,624	2,847
Income taxes payable	2,388	2,215
Legal accrual	9,785	9,316
Other	5,384	4,622
Total other accrued liabilities	$27,181	19,000

(12)  Long-Term Debt

Long-term debt, which is all issued by Monitronics, consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011

9.125% Senior Notes due April 1, 2020	$410,000	—
Term loans, mature March 23, 2018, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	685,583	—
$150 million revolving credit facility, matures March 23, 2017, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	12,800	—
Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	—	345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a) (b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
	1,108,383	952,718
Less current portion of long-term debt	(6,950)	(60,000)
Long-term debt	$1,101,433	892,718

(a)         These facilities were repaid in full in conjunction with the March 23, 2012 debt refinancing.

(b)         The interest rate on the term loan was LIBOR plus 3.5% until July 1, 2011, then LIBOR plus 4.0% until January 1, 2012, and LIBOR plus 4.5% thereafter.

Senior Notes

On March 23, 2012, Monitronics closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”).  The Senior Notes mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  In August 2012, Monitronics completed an exchange of the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The Senior Notes are guaranteed by all of Monitronics’ existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes.

Credit Facility

On March 23, 2012, Monitronics entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent, which provided a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility (the “Existing Credit Agreement”).  Proceeds from the Existing Credit Agreement and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under Monitronics’ former credit facility, securitization debt, and to settle all related derivative contracts.

On November 7, 2012, Monitronics entered into an amendment to the Existing Credit Agreement (the “Amendment”), which provided an incremental term loan with an aggregate principal amount of $145,000,000 (the Amendment together with the Existing Credit Agreement, the “Credit Facility”).  The incremental term loan was used to fund the acquisition of approximately 93,000 subscriber accounts which were acquired for a purchase price of approximately $131,000,000.

The Credit Facility term loans bear interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and mature on March 23, 2018.  Principal payments of $1,737,500 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and matures on March 23, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of December 31, 2012, $137,200,000 is available for borrowing under the Credit Facility revolver.

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

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

As a result of the March 2012 refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs. The components of the Refinancing expense, reflected in the consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense), are as follows (amounts in thousands):

Year Ended
December 31, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,245

In 2012, Monitronics entered into two interest rate swap agreements, with terms similar to the Credit Facility term loans, in an aggregate notional amount of $694,637,500, in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility (the “Swaps”).  The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The notional amount of the Swaps will decrease over time matching the scheduled minimum principal payments of the term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 13, Derivatives, for further disclosures related to derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable to fixed rate.  On March 23, 2012, in connection with the refinancing, Monitronics terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

In 2012, the Company recorded deferred financing costs of $21,676,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying consolidated balance sheet as of December 31, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

Principal payments scheduled to be made on Monitronics’ debt obligations, including short term borrowings, are as follows (amounts in thousands):

2013	$6,950
2014	6,950
2015	6,950
2016	6,950
2017	19,750
2018	655,763
Thereafter	410,000
Total principal payments	1,113,313
Less: Discount	(4,930)
Total debt on balance sheet	$1,108,383

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2012, Monitronics was in compliance with all required covenants.

(13)  Derivatives

The Company utilizes interest rate swaps to reduce the interest rate risk inherent in the Monitronics’ variable rate debt obligations.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 14, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2012, derivative financial instruments include an interest rate swap with a fair value of $116,000, that constitutes an asset of the Company, and an interest rate swap with a fair value of $12,359,000, that constitutes a liability of the Company.  The Swaps are included in Other Assets, net and Derivative financial instruments on the consolidated balance sheet.  The Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”).  The Swaps of variable rate interest are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012.  Amounts in OCI are reclassified in interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts of OCI relating to the Swaps expected to be recognized in interest expense in the coming 12 months total $4,817,000.

At December 31, 2011, derivative financial instruments include one interest rate cap with a fair value of $25,000, that constitutes an asset of the Company, an interest rate floor with a fair value of $19,320,000 that constitutes a liability of the Company, and three interest rate swaps (“2011 Swaps”) with an aggregate fair value of $16,959,000 that constitute liabilities of the Company.  The interest rate cap is included in Other assets on the consolidated balance sheet, while the interest rate floor and 2011 Swaps are included in Derivative financial instruments on the consolidated balance sheet.  The interest rate cap, floor and 2011 Swaps were not designated as hedges.  The derivative instruments outstanding as of December 31, 2011 were also outstanding as of December 31, 2010.

The objective of the swap derivative instruments was to reduce the risk associated with the Company’s term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As of December 31, 2012 and 2011, no such amounts were offset.

The details of the Company’s swap derivative instruments are as follows:

As of December 31, 2012 (a)

Notional	Effective Date	Rate Paid	Rate Received

$545,875,000	March 23, 2012	2.055%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor
144,637,500	December 31, 2012	1.555%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor

(a)         The Swaps are each held with a different counterparty and both have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.

As of December 31, 2011 (b)

Notional	Effective Date	Rate Paid	Rate Received

$350,000,000	August 8, 2007	6.56%	1 mo. USD-LIBOR-BBA plus 0.85%
100,000,000	August 8, 2007	6.06%	1 mo. USD-LIBOR-BBA plus 0.75%
100,000,000	August 8, 2007	6.64%	1 mo. USD-LIBOR-BBA plus 1.25%

(b)         The 2011 Swaps were held with a single counterparty.  These swaps were terminated on March 23, 2012.

The impact of the Swaps on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31, 2012
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)

Derivative designated as cash flow hedge:
Interest rate swap	$(15,715)	(3,472)

(a)         Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  The previously outstanding derivative financial instruments were not designated as hedges.  For the fiscal year ended December 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

For year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives.  For the year ended December 31, 2010, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $1,504,000 and a $178,000 unrealized loss related to the change in the fair value of these derivatives.

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

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
2012
Money market funds (a)	$2,705	—	—	2,705
Investments in marketable securities (b)	142,587	—	—	142,587
Derivative financial instruments - assets	—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$145,292	(12,243)	—	133,049

2011
Money market funds (a)	$168,622	—	—	168,622
Investments in marketable securities (b)	40,377	—	—	40,377
Derivative financial instruments - assets	—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$208,999	(19,295)	(16,959)	172,745

(a)         Included in Cash and cash equivalents on the consolidated balance sheet.

(b)         Investments primarily consist of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that the December 31, 2012 derivative valuation is classified in Level 2 of the fair value hierarchy.

For derivative financial instruments outstanding as of December 31, 2011, the Company has determined that the majority of the inputs used to value its interest rate caps and floor derivatives fall within Level 2 of the fair value hierarchy. The Company has determined that the majority of the inputs used to value the 2011 Swaps fall within Level 3 of the fair value hierarchy.  The credit valuation adjustments associated with derivatives outstanding as of December 31, 2011 also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps and floor derivatives, but are significant for the 2011 Swaps.  As a result, the Company has determined that its derivative valuations on its interest rate caps and floor are classified in Level 2 of the fair value hierarchy and its derivative valuation on the 2011 Swaps are classified in Level 3 of the fair-value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Year Ended December 31,
	2012	2011
Derivative financial instruments — liabilities
Beginning balance	$(16,959)	$(42,935)
Unrealized gain	16,959	25,976
Ending balance	$—	$(16,959)

The carrying value and fair value of the Company’s long-term debt is $1,108,383,000 and $1,130,978,000, respectively, as of December 31, 2012.  The fair value is based on valuations from third party financial institutions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(15)  Restructuring Charges

There were no restructuring charges recorded in continuing operations for the year ended December 31, 2012.  During 2011 and 2010, the Company completed certain restructuring activities and recorded charges of $4,258,000 and $4,604,000, respectively.

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan”) in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company, as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business.  Such charges include retention costs for employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by the Company due to the Creative/Media and Content Distribution sales.

Before the Company implemented the 2010 Restructuring Plan, it had just completed a restructuring plan that was implemented in 2008 (the “2008 Restructuring Plan”).  The 2008 Restructuring Plan was implemented to align the Company’s organization with its strategic goals and how it operated, managed and sold its services.  The 2008 Restructuring Plan charges included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations.

The following table provides the activity and balances of the 2010 Restructuring Plan and 2008 Restructuring Plan (amounts in thousands):

	Year ended December 31, 2012
	Opening balance	Additions	Deductions (a)	Ending balance

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	141

	Year ended December 31, 2011
	Opening balance	Additions	Deductions (a)	Ending balance

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(5,890)	1,886

2008 Restructuring Plan
Severance	$9	—	(9)	—
Excess facility costs	211	72	(47)	236
Total	$220	72	(56)	236

	Year ended December 31, 2010
	Opening balance	Additions	Deductions (a)	Ending balance

2010 Restructuring Plan
Severance and retention	$—	3,994	(404)	3,590

2008 Restructuring Plan
Severance	$221	477	(689)	9
Excess facility costs	93	133	(15)	211
Total	$314	610	(704)	220

(a)   Primarily represents cash payments.

(16)  Income Taxes

Components of pretax loss from continuing operations by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Domestic	$(21,984)	(20,437)	(22,643)
Foreign	320	(5,258)	(10,588)
Loss from continuing operations before taxes	$(21,664)	(25,695)	(33,231)

The Company’s income tax benefit (expense) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$89	350	(1,594)
State	(2,307)	(2,405)	(200)
Foreign	63	—	1,307
	(2,155)	(2,055)	(487)
Deferred:
Federal	(405)	(380)	(233)
State	(8)	(22)	908
Foreign	(23)	—	(458)
	(436)	(402)	217
Total income tax expense from continuing operations	$(2,591)	(2,457)	(270)

Total income tax expense from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Computed expected tax benefit	$7,582	8,993	11,631
State and local income taxes, net of federal benefit	(1,505)	(1,578)	3,548
Change in valuation allowance affecting income tax expense	(8,527)	(7,484)	(9,756)
Income (expense) not resulting in tax impact	135	(547)	(4,331)
Other, net	(276)	(1,841)	(1,362)
Income tax expense	$(2,591)	(2,457)	(270)

Components of deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2012	2011
Current assets:
Accounts receivable reserves	$675	879
Accrued liabilities	9,490	8,796
Other	592	—
Total current deferred tax assets	10,757	9,675
Valuation allowance	(5,106)	(2,141)
	5,651	7,534
Noncurrent assets:
Net operating loss carryforwards	102,234	76,478
Derivative financial instruments	4,308	12,718
Deferred financing costs	—	9,056
Other	4,792	8,523
Total noncurrent deferred tax assets	111,334	106,775
Valuation allowance	(48,002)	(27,107)
	63,332	79,668
Deferred tax assets, net	68,983	87,202

Current liabilities:
Other	(1,871)	(1,653)
Noncurrent liabilities:
Intangible assets	(70,634)	(84,290)
Long-term debt	—	(3,686)
Property, plant and equipment	(885)	(1,485)
	(71,519)	(89,461)
Total deferred tax liabilities	(73,390)	(91,114)
Net deferred tax assets (liabilities)	$(4,407)	(3,912)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (amounts in thousands):

	As of December 31,
	2012	2011

Current deferred income tax assets, net	$3,780	5,881
Long-term deferred income tax liabilities, net	(8,187)	(9,793)
Net deferred tax assets (liabilities)	$(4,407)	(3,912)

For the year ended December 31, 2012, the valuation allowance increased by $23,860,000.  The change in the valuation allowance includes an increase of $8,527,000 related to income tax expense, an increase of $4,308,000 related to a reduction of deferred income tax benefits in other comprehensive income and an increase of $11,025,000 related to other adjustments to deferred taxes.

The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of both incentive stock option stock and stock acquired from the Company’s incentive plans, for 2012 and 2011 in the amount of $2,592,000 and $2,103,000, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss (“NOL”) carryforwards, but are included with the federal and state NOL carryforwards disclosed in this footnote.

At December 31, 2012, the Company has $288,832,000, $41,157,000 and $75,517,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively.  The net operating losses expire at various times from 2024 through 2032.  Approximately $84,000,000 of the Company’s net operating losses are subject to IRC Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2018.  The Company also has $1,098,000 of state credits that will expire through year 2026.

During the first quarter of 2008, Liberty Media Corporation (“Liberty”) reached an agreement with the IRS with respect to certain tax items that related to periods prior to DHC’s spin off from Liberty in July 2005 (the “2005 Spin Off”). The IRS agreement resulted in a reduction of $5,370,000 of a federal net operating loss (“NOL”) that Liberty allocated to the Company (which was a subsidiary of DHC at the time of the 2005 Spin Off). The reduction in the Company’s federal NOLs resulted in a first quarter 2008 tax expense of $1,880,000 (35% of $5,370,000).  During the fourth quarter of 2008, Liberty closed its IRS audit for tax years through 2005, with no further adjustments affecting the Company.  At December 31, 2008, Ascent Capital had fully utilized its federal net operating losses against its continuing and discontinued operations.  In the fourth quarter of 2010, Liberty amended certain federal income tax returns which resulted in a reduction of $7,138,000 to the amount of federal NOL allocated to the Company.  This resulted in a tax expense of $2,500,000 in the fourth quarter of 2010.

As of December 31, 2012, the Company’s income tax returns for the periods of September 18, 2008 through December 31, 2011, as well as the periods July 21, 2005 through September 17, 2008, when the Company was included in the consolidated income tax returns of DHC, remain subject to examination by the IRS and state authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
As of the beginning of the year	$280	292	304
Increase related to acquisitions	—	—	116
Increases for the tax positions of prior years	—	—	73
Reductions for tax positions of prior years	(163)	—	(190)
Foreign currency exchange adjustments	—	(12)	(11)
As of the end of the year	$117	280	292

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in Other income, net in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2012, 2011 and 2010, accrued interest and penalties related to uncertain tax positions were not significant.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

The Company’s 2008 and 2009 federal income tax returns are under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or result of operations.  The Company’s state income tax returns subsequent to 2007 are subject to examination by state tax authorities. The Company’s foreign tax returns subsequent to 2009 are open for review by the foreign tax authorities.

Federal and state taxes have not been recognized on accumulated but undistributed earnings from foreign subsidiaries as such earnings have been permanently reinvested in the business.  Determination of the amount of any unrecognized deferred income tax liability related to these undistributed earnings, if any, is not practicable.  In the event that any foreign unrecognized deferred tax liability is to be recognized, the additional federal and state income tax expense would not be significant.

(17)  Stock-based and Long-Term Compensation

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

During fiscal year 2010, the Company granted 122,000 PARs to certain key personnel of AMG and its subsidiaries, resulting in 267,000 outstanding PARs.  At December 31, 2010, in connection with the sale of the Creative/Media business, all current AMG employees vested in 100% of their PARs and those shares were deemed to be exercised at December 31, 2010.  Cash distributions under the 2006 Plan were made to all active participants under which the employees grant date PAR value exceeded the PAR value as computed at December 31, 2010.  The Company recorded a liability and a charge to selling, general and administrative expense in fiscal year 2010 of $1,034,000 related to this distribution.

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

Grants of Stock-based Awards

2012

In the fourth quarter of 2012, certain employees were granted a total of 392,157 options to purchase Ascent Capital Series A common stock at a weighted average exercise price of $61.22 per share.  Such options vest over a period of five years, terminate in the fourth quarter of 2019, and had a weighted average fair value at the date of grant of $22.21 per option, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 39%, a weighted average risk-free interest rate of 0.64%, an expected life of approximately five years, and a dividend yield of zero.

In the fourth quarter of 2012, certain employees were granted awards for a total of 122,633 restricted stock of Ascent Capital’s Series A common stock, vesting over a period of five years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $61.22 per share.  In addition, a right was granted to a certain key executive to receive 12,791 restricted shares of Ascent Capital’s Series A common stock on the first full trading day following the expiration of the Company’s regularly scheduled black-out period during the first quarter of 2013.  The right to acquire restricted stock grant had a fair value of $61.21, which was the fair value of the restricted stock on the applicable date of grant.  The restricted stock award will vest over a period of five years

In the fourth quarter of 2012, four non-employee directors were granted awards for a total of 6,423 restricted shares of Ascent Capital’s Series A common stock, vesting over a period of two years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $61.48 per share

In the second quarter of 2012, certain employees were granted a total of 78,750 options to purchase Ascent Capital Series A common stock at an exercise price of $50.47 per share.  Such options vest over a period of four years, terminate on June 30, 2019, and had a weighted average fair value at the date of grant of $19.96 per option, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 45%, a risk-free interest rate of 0.76%, an expected life of approximately five years, and a dividend yield of zero.

In the second quarter of 2012, certain employees were granted awards for a total of 25,500 restricted shares of Ascent Capital’s Series A common stock, vesting over a period of four to five years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $50.47 per share

2011

In the fourth quarter of 2011, five non-employee directors were granted a total of 31,312 options to purchase Ascent Capital Series A common stock for an exercise price of $50.45 per share, which was the closing price on the date of grant.  Such options vest over a period of two years, terminate five years from the date of grant, and had a weighted-average fair value at the date of grant of $15.01 per share, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 42%, a risk-free interest rate of 0.91%, an expected life of approximately 3 years, and a dividend yield of zero.

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

Stock Options

The following table presents the number and weighted average exercise price (“WAEP”) of outstanding options to purchase Ascent Capital Series A common stock:

	Series A
	common stock	WAEP

Outstanding at January 1, 2012	882,709	$22.87
Granted	470,907	$59.42
Exercised	(18,000)	$21.81
Forfeited	(27,000)	$48.00
Outstanding at December 31, 2012	1,308,616	$41.55

Exercisable at December 31, 2012	523,542	$25.16

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2012 was $26,686,000 and $19,258,000, respectively.  The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2012 was 6.0 years and 5.7 years, respectively.

Restricted Stock Awards

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards.

	Restricted Stock Awards
	Series A	Series B	WAFV

Outstanding at January 1, 2012	144,222	9,029	$39.34
Granted	154,556	—	$59.45
Vested	(36,319)	(9,029)	$49.19
Cancelled	(21,284)	—	$47.00
Outstanding at December 31, 2012	241,175	—	$52.98

As of December 31, 2012, the total compensation cost related to unvested equity awards was approximately $26,024,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 5 years.

(18)  Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2012, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A common stock are entitled to one vote for each share held, and holders of Ascent Capital Series B common stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C common stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2012, 13,389,821 shares of Series A common stock were outstanding and 737,166 shares of Series B common stock were outstanding.  Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.  As of December 31, 2012, no shares of Ascent Capital Series C common stock were issued.

On June 16, 2011, the Company’s Board of Directors authorized the repurchase of up to $25,000,000 of its Series A common stock.  During 2012, the Company repurchased 234,728 shares of its Series A common stock at an average purchase price of $54.87 per share, respectively, for a total of approximately $12,880,000 pursuant to this authorization.  During 2011, the Company repurchased 269,659 shares of its Series A common stock at an average purchase price of $42.60 per share for a total of approximately $11,488,000.  These shares were returned to authorized and unissued, reducing the number of shares outstanding.

The following table presents the activity in the Series A and Series B common stock:

	Series A	Series B
	common stock	common stock

Balance at December 31, 2009	13,550,676	734,127
Conversion from Series B to Series A shares	528	(528)
Issuance of restricted stock	12,766	—
Restricted stock cancelled for tax withholding	(10,719)	—
Balance at December 31, 2010	13,553,251	733,599
Conversion from Series B to Series A shares	2,734	(2,734)
Issuance of restricted stock	148,654	9,029
Restricted stock cancelled for tax withholding	(14,846)	—
Repurchase and retirement of Series A shares	(269,659)
Stock option exercises	51,460	—
Balance at December 31, 2011	13,471,594	739,894
Conversion from Series B to Series A shares	2,728	(2,728)
Issuance of restricted stock	154,556	—
Restricted stock cancelled for forfeitures and tax withholding	(21,284)	—
Repurchase and retirement of Series A shares	(234,728)	—
Stock option exercises	16,955	—
Balance at December 31, 2012	13,389,821	737,166

As of December 31, 2012, there were 1,308,616 shares of Ascent Capital Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

Other Comprehensive Income (Loss)

Accumulated other comprehensive loss included in the consolidated balance sheets and consolidated statement of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and pension adjustments.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains, net of income tax (b)	Unrealized loss on derivative instruments (c)	Pension Adjustments (c)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$(1,286)	1,352	—	(3,683)	(3,617)
Other comprehensive income	4,026	(1,352)	—	(1,870)	804
Balance at December 31, 2010	2,740	—	—	(5,553)	(2,813)
Other comprehensive income	(2,950)	124	—	863	(1,963)
Balance at December 31, 2011	(210)	124	—	(4,690)	(4,776)
Other comprehensive income	256	2,543	(12,243)	4,690	(4,754)
Balance at December 31, 2012	$46	2,667	(12,243)	—	(9,530)

(a)         No income taxes were recorded on foreign currency translation amounts for 2012, 2011 and 2010 since the Company’s investment in foreign subsidiaries were essentially permanent in duration.

(b)         Net of income tax benefit of $978,000 for 2010.  No income taxes were recorded on the December 31, 2012 and 2011 unrealized holding gains because the Company is subject to a full valuation allowance.

(c)          No income taxes were recorded on the pension adjustment and unrealized loss on derivative instrument amounts for 2012, 2011 and 2010 because the Company is subject to a full valuation allowance.

(19)  Employee Benefit Plans

Defined Contribution Plan

The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2012, 2011 and 2010 was $113,000, $128,000 and $417,000, respectively.

Management Incentive Plan and Discretionary Bonuses

Ascent, through its former subsidiary AMG, offered a Management Incentive Plan (“MIP”) which provided for annual cash incentive awards based on company and individual performance.  Certain executive officers and certain employees with a title of divisional managing director, corporate director or higher were eligible to receive awards under the MIP, as determined by a management incentive plan compensation committee.  To the extent an award was earned, it is payable no later than two and one-half months following the end of the applicable plan year. Participants were required to be employed by AMG through the payment date to be eligible to receive the award. The forecasted award liability is accrued on a monthly basis throughout the plan year.  The Company also paid bonuses to certain employees at the discretion of management and the compensation committee.  For the years ended December 31, 2012 and 2011, no MIP or discretionary bonus amounts were recorded.  For the year ended 2010, amounts recorded for MIP and discretionary bonuses were $318,000.  The liability recorded at December 31, 2010 was equivalent to the expense for that year.  The plan was terminated as of December 31, 2010.

Defined Benefit Plans

The Company had two defined benefit plans in the United Kingdom.  Participation in the defined benefit plans was limited with approximately 121 participants, including retired employees.  The plans were closed to new participants.  On September 3, 2012 (the “Settlement Date”), the Company completed the settlement of its outstanding liabilities under the defined benefit plans by means of a buy-out policy.  The Company measured the plans on the Settlement Date to calculate the settlement loss.

The settlement was funded by the plan assets and restricted cash held in an escrow.  The Company recognized a settlement loss of $6,571,000 in the consolidated statement of operations for the year ended December 31, 2012.  The settlement loss was primarily the result of the reclassification of $4,320,000 of deferred pension costs included in Accumulated other comprehensive loss as of the Settlement Date into earnings.

The obligations and funded status of the defined benefit plans for years ended December 31, 2012 and 2011 are as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011
Change in Benefit Obligation:
Benefit Obligation — beginning of period	$14,762	12,357
Service cost	—	—
Interest cost	296	529
Actuarial loss	69	2,415
Settlements	(15,226)	(93)
Benefits paid	(293)	(413)
Member contributions	—	—
Foreign currency exchange rate changes	392	(33)
Benefit Obligation — end of period	—	14,762

Change in Plan Assets:
Fair Value of plan assets — beginning of period	16,242	8,491
Actual return on assets	504	3,173
Settlements	(16,885)	(97)
Employer contributions	—	5,098
Member contributions	—	—
Benefits paid	(293)	(413)
Foreign currency exchange rate changes	432	(10)
Fair Value of plan assets — end of period	—	16,242

Funded (Unfunded) Status	$—	1,480

The Company had recorded the 2011 funded balance in the table above in Other assets on the consolidated balance sheet.

The following table sets forth the average assumptions used to determine pension cost and the asset category allocations of the defined benefit plans for the years ended December 31, 2012 and 2011:

	2012	2011

Assumptions:
Discount rate	3.00%	4.20%
Long-term return on plan assets	3.00%	4.20%
Price inflation	3.10%	3.60%

Asset Category Allocations:
Debt securities	n/a	7%
Equity securities	n/a	0%
Other	n/a	93%

The amount of pension cost, excluding the settlement loss, recognized for the years ended December 31, 2012, 2011 and 2010 were as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Service cost	$—	—	68
Interest cost	296	529	543
Expected return on plan assets	(332)	(472)	(411)
Amortization of net actuarial loss	267	531	373
	$231	588	573

The Company employed a mix of investments, insurance policies and cash at a prudent level of risk in order to maximize the long-term return on plan assets.  The investment objectives were to meet the future benefit obligations of the pension plans and to reduce funding volatility as much as possible.

As the plans were settled in the third quarter of 2012, there were no plan assets as of December 31, 2012.

The fair values of the plan assets as of December 31, 2011 are as follows (amounts in thousands):

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$64	—	—	64
Pooled investment funds	1,164	—	—	1,164
Insurance policies	—	15,014	—	15,014
Total	$1,228	15,014	—	16,242

(20)  Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2013	$4,683
2014	4,740
2015	3,732
2016	3,179
2017	202
Thereafter	2,939
Sublease income	(13,984)
Minimum lease commitments	$5,491

Rent expense for noncancelable operating leases for real property and equipment was $2,051,000, $2,261,000 and $825,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Indemnifications

On September 17, 2008 (“Spin-Off Date”), Ascent Capital was spun off from DHC as effected by a distribution of Ascent Capital Series A and Series B common stock holders of DHC Series A and Series B common stock (the “Spin-Off”).  In connection with the Spin-Off, Ascent Capital and DHC entered into certain agreements in order to govern certain ongoing relationships between Ascent Capital and DHC after the Spin-Off and to provide mechanisms for an orderly transition.  These agreements included a tax sharing agreement.  Pursuant to the tax sharing agreement with DHC, Ascent Capital is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date.  The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Spin-Off.  The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap.  Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Spin-Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of AMG, whether incurred prior to or after the Spin-Off, as well as certain obligations of DHC.  The Company does not expect to incur any material obligations under such indemnification provisions.

The purchase and sale agreement with Deluxe, relating to the disposition of the Creative/Media business, contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters, including any amounts that may become due with respect to certain pre-closing obligations of the Company relating to the Creative/Media business for which the Company has agreed to indemnify the buyer.  Indemnification obligations with respect to losses resulting from breaches of any representations or warranties are generally subject to a deductible basket of $1,000,000 and a cap of $10,500,000, subject to specified exceptions.  Pursuant to the agreement, the Company had deposited $7,000,000 in escrow to satisfy potential indemnification claims under the agreement.  These funds were released to the Company on December 31, 2012.  The Company does not expect to incur any material obligations under such indemnification provisions.

The purchase and sale agreement with Encompass, dated December 2, 2010, relating to the disposition of the Content Distribution business contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters, including any amounts that may become due with respect to certain pre-closing obligations of the Company relating to the Content Distribution business for which the Company has agreed to indemnify the buyer.  Indemnification obligations with respect to losses resulting from breaches of any representations or warranties are generally subject to a deductible basket of approximately $1,600,000 and a cap of approximately $19,400,000, subject to specified exceptions.  The Company does not expect to incur any material obligations under such indemnification provisions.

Legal

The Company is involved in litigation and similar claims incidental to the conduct of its business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management’s estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.  The Company accrues and expenses legal fees related to loss contingency matters as incurred.

In the third quarter of 2011, a monitoring service subscriber filed suit against Monitronics and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence related to a home break-in.  On November 16, 2011, a trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by Monitronics’ general liability insurance policies.  An appeal of this court ruling has been filed.  As of December 31, 2012, Monitronics has recorded legal reserves of approximately $9,250,000 and an insurance receivable of approximately $6,610,000, related to this matter.  In the fourth quarter of 2012, Monitronics funded approximately $2,640,000 into an escrow account, classified as restricted cash on the December 31, 2012 consolidated balance sheet, for the excess liability above the insurance coverage.  This amount will be released upon settlement of the appeal.

(21) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands,
	except per share amounts
2012:

Revenue	$81,881	83,315	84,667	95,090
Operating income	$13,765	12,425	4,045	20,073
Net loss	$(5,214)	(7,193)	(15,607)	(589)
Basic and diluted net loss per common share	$(0.37)	(0.51)	(1.11)	(0.05)

2011:

Revenue	$73,870	77,577	79,515	80,936
Operating income	$1,176	8,085	7,715	6,030
Net income (loss)	$55,187	(18,282)	(9,867)	(6,401)
Basic and diluted net income (loss) per common share	$3.88	(1.28)	(0.69)	(0.46)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2013:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2013 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2013.

PART IV

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

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the “Commission”) on June 13, 2008 (the “Form 10”)).

3.2

Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 10).

4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3

Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008 (“Amend. No. 1 to the Form 10”)).

4.4

Form of Amendment No. 1 to Rights Agreement by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).

4.5

Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “March 2012 10-Q”)).

4.6

Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.2 to the March 2012 10-Q).

4.7

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto.*

10.1

Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., the Company, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008 (“Amend. No. 8 to the Form 10”)).

10.2

Ascent Capital Group, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.3	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amend. No. 1 to the Form 10).

10.4	Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amend. No. 8 to the Form 10).

10.5	Amended and Restated Employment Agreement, dated January 25, 2013, between the Company and William R. Fitzgerald.*

10.6

Employment Agreement, dated as of April 13, 2009, between the Company and John A. Orr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).

10.7

Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on November 7, 2011 (the “November 2011 10-Q”)).

10.8	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the November 2011 10-Q).

10.9

Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 9, 2012 (the “August 2012 10-Q”)).

10.10	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the August 2012 10-Q).

10.11	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of the Company and

Monitronics (incorporated by reference to Exhibit 10.3 to the August 2012 10-Q).

10.12	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.4 to the August 2012 10-Q).

10.13	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the August 2012 10-Q).

10.14	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011 (incorporated by reference to Exhibit 10.6 to the August 2012 10-Q).

10.15	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the August 2012 10-Q).

10.16	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012.*

10.17	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012.*

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 27, 2013.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Dated: February 27, 2013	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and	February 27, 2013
William R. Fitzgerald	Chief Executive Officer

/s/ Philip J. Holthouse	Director	February 27, 2013
Philip J. Holthouse

/s/ Brian C. Mulligan	Director	February 27, 2013
Brian C. Mulligan

/s/ Michael J. Pohl	Director	February 27, 2013
Michael J. Pohl

/s/ Carl E. Vogel	Director	February 27, 2013
Carl E. Vogel

/s/ Michael R. Meyers	Senior Vice President, Chief Financial Officer	February 27, 2013
Michael R. Meyers	(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the “Commission”) on June 13, 2008 (the “Form 10”)).

3.2

Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 10).

4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3

Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Commission on July 23, 2008 (“Amend. No. 1 to the Form 10”)).

4.4

Form of Amendment No. 1 to Rights Agreement by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 17, 2009).

4.5

Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “March 2012 10-Q”)).

4.6

Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.2 to the March 2012 10-Q).

4.7

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto.*

10.1

Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., the Company, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008 (“Amend. No. 8 to the Form 10”)).

10.2

Ascent Capital Group, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.3	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amend. No. 1 to the Form 10).

10.4	Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amend. No. 8 to the Form 10).

10.5	Amended and Restated Employment Agreement, dated January 25, 2013, between the Company and William R. Fitzgerald.*

10.6

Employment Agreement, dated as of April 13, 2009, between the Company and John A. Orr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 13, 2009).

10.7

Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on November 7, 2011 (the “November 2011 10-Q”)).

10.8	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the November 2011 10-Q).

10.9

Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34176), filed with the Commission on August 9, 2012 (the “August 2012 10-Q”)).

10.10	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the August 2012 10-Q).

10.11	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.3 to the August 2012 10-Q).

10.12	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.4 to the August 2012 10-Q).

10.13	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the August 2012 10-Q).

10.14	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011 (incorporated by reference to Exhibit 10.6 to the August 2012 10-Q).

10.15	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the August 2012 10-Q).

10.16	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012.*

10.17	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012.*

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 27, 2013.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**       Filed or furnished, as the case may be, herewith.