Form 10-Q
period 2013-03-31
Ascent Capital Group, Inc.
filed 2013-05-10
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of April 26, 2013 was:

Series A common stock 13,397,067 shares; and

Series B common stock 736,833 shares.

Item 1.  Financial Statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$100,404	$78,422
Restricted cash	2,640	2,640
Marketable securities, at fair value	142,906	142,587
Trade receivables, net of allowance for doubtful accounts of $1,477 in 2013 and $1,436 in 2012	11,434	10,891
Deferred income tax assets, net	3,780	3,780
Income taxes receivable	132	132
Prepaid and other current assets	13,482	15,989
Assets held for sale	7,389	7,205
Total current assets	282,167	261,646

Property and equipment, net of accumulated depreciation of $31,138 in 2013 and $30,570 in 2012	54,163	56,491
Subscriber accounts, net of accumulated amortization of $350,282 in 2013 and $308,487 in 2012	992,374	987,975
Dealer network, net of accumulated amortization of $23,100 in 2013 and $20,580 in 2012	27,333	29,853
Goodwill	349,227	349,227
Other assets, net	23,669	22,634
Assets of discontinued operations	54	54
Total assets	$1,728,987	$1,707,880

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,872	$3,664
Accrued payroll and related liabilities	2,340	3,504
Other accrued liabilities	37,859	27,181
Deferred revenue	9,831	10,327
Purchase holdbacks	11,077	10,818
Current portion of long-term debt	6,905	6,950
Liabilities of discontinued operations	6,980	7,369
Total current liabilities	80,864	69,813

Non-current liabilities:
Long-term debt	1,108,632	1,101,433
Derivative financial instruments	12,039	12,359
Deferred income tax liability, net	8,235	8,187
Other liabilities	5,437	5,990
Total liabilities	1,215,207	1,197,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,398,279 and 13,389,821 shares at March 31, 2013 and December 31, 2012, respectively	134	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 736,833 and 737,166 shares at March 31, 2013 and December 31, 2012, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,455,422	1,453,700
Accumulated deficit	(931,453)	(934,213)
Accumulated other comprehensive loss	(10,330)	(9,530)
Total stockholders’ equity	513,780	510,098
Total liabilities and stockholders’ equity	$1,728,987	$1,707,880

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended March 31,
	2013	2012

Net revenue	$100,158	81,881

Operating expenses:
Cost of services	15,202	11,059
Selling, general, and administrative, including stock-based and long-term incentive compensation	19,737	17,807
Amortization of subscriber accounts and dealer network	44,315	38,081
Depreciation	1,914	1,906
Gain on sale of operating assets, net	(3,391)	(737)
	77,777	68,116

Operating income	22,381	13,765

Other income (expense), net:
Interest income	980	891
Interest expense	(21,143)	(11,640)
Realized and unrealized loss on derivative financial instruments	—	(2,044)
Refinancing expense	—	(6,241)
Other income, net	870	1,022
	(19,293)	(18,012)

Income (loss) from continuing operations before income taxes	3,088	(4,247)
Income tax expense from continuing operations	(774)	(683)
Net income (loss) from continuing operations	2,314	(4,930)

Discontinued operations:
Earnings (loss) from discontinued operations	446	(284)
Income tax expense	—	—
Earnings (loss) from discontinued operations, net of income tax	446	(284)

Net income (loss)	2,760	(5,214)

Other comprehensive income (loss):
Foreign currency translation adjustments	(375)	221
Unrealized holding gain (loss) on marketable securities	(684)	1,959
Unrealized gain (loss) on derivative contracts	259	(2,405)
Total other comprehensive income (loss), net of tax	(800)	(225)

Comprehensive income (loss)	$1,960	(5,439)

Basic earnings (loss) per share:
Continuing operations	$0.17	(0.35)
Discontinued operations	0.03	(0.02)
Net Income (loss)	$0.20	(0.37)

Diluted earnings (loss) per share:
Continuing operations	$0.16	(0.35)
Discontinued operations	0.03	(0.02)
Net Income (loss)	$0.19	(0.37)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Three months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$2,760	(5,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	(446)	284
Amortization of subscriber accounts and dealer network	44,315	38,081
Depreciation	1,914	1,906
Stock based compensation	1,820	1,292
Deferred income tax expense	109	134
Unrealized gain on derivative financial instruments	—	(6,793)
Refinancing expense	—	6,241
Gain on sale of operating assets, net	(3,391)	(737)
Long-term debt amortization	192	3,915
Other non-cash activity, net	2,330	1,481
Changes in assets and liabilities:
Trade receivables	(1,876)	(413)
Prepaid expenses and other assets	2,087	(110)
Payables and other liabilities	10,671	(854)
Operating activities from discontinued operations, net	57	(252)

Net cash provided by operating activities	60,542	38,961

Cash flows from investing activities:
Capital expenditures	(1,277)	(902)
Purchases of subscriber accounts	(46,043)	(37,380)
Purchases of marketable securities	(1,003)	(98,172)
Decrease in restricted cash	—	51,420
Proceeds from the sale of operating assets	4,547	4,984

Net cash used in investing activities	(43,776)	(80,050)

Cash flows from financing activities:
Proceeds from long-term debt	24,700	967,200
Repayments of long-term debt	(17,738)	(976,000)
Payments of deferred financing costs and refinancing costs	(1,746)	(42,940)

Net cash provided by (used in) financing activities	5,216	(51,740)

Net increase (decrease) in cash and cash equivalents	21,982	(92,829)

Cash and cash equivalents at beginning of period	78,422	183,558

Cash and cash equivalents at end of period	$100,404	90,729

Supplemental cash flow information:
State taxes paid	$—	17
Interest paid	10,437	6,893

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”), Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013 (the “2012 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2013 that are expected to have a material impact on the Company.

(3)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Three months ended March 31,
	2013	2012

Beginning balance	$142,587	40,377
Purchases	1,003	98,172
Sales (at cost)	—	—
Unrealized gain (loss)	(684)	1,959
Ending balance	$142,906	140,508

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that were recorded into Accumulated other comprehensive loss in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three months ended March 31,
	2013	2012

Accumulated other comprehensive loss
Beginning balance	$2,667	124
Gains (losses), net of income tax of $0	(684)	1,959
Losses (gains) recognized into earnings, net of tax	—	—
Ending balance	$1,983	2,083

(4)                               Assets Held for Sale

In the first quarter of 2013, the Company reclassified $1,269,000 of land and building, net of accumulated depreciation, as Assets held for sale on the condensed consolidated balance sheet.  Additionally, the Company completed a sale of certain assets held for sale with a carrying value of $1,085,000, resulting in a gain on disposition of approximately $141,000.  At March 31, 2013, the Company has $7,389,000 classified as assets held for sale on the condensed consolidated balance sheet.  The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(5)                               Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012

Interest payable	$19,360	$9,624
Income taxes payable	3,087	2,388
Legal accrual	10,147	9,785
Other	5,265	5,384
Total Other accrued liabilities	$37,859	$27,181

(6)                                 Restructuring Charges

There were no restructuring charges in continuing operations recorded for the three months ended March 31, 2013 and 2012.

In the fourth quarter of 2010, the Company began a new restructuring plan (the “2010 Restructuring Plan”), which was implemented to meet the changing strategic needs of the Company, as it sold most of its former media and entertainment businesses and acquired Monitronics, an alarm monitoring business.  Such charges included retention costs for employees to remain employed until the sale of the former media and entertainment businesses were completed, severance costs for certain employees and costs for facilities that were no longer being used by the Company due to these dispositions.

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

At March 31, 2013, all restructuring liabilities are included in other accrued liabilities on the condensed consolidated balance sheets.  The following table provides the activity and balances of the 2010 and 2008 Restructuring Plans (amounts in thousands):

	December 31, 2012	Additions	Deductions (a)	March 31, 2013

2010 Restructuring Plan
Severance and retention	$—	—	—	—

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

	December 31, 2011	Additions	Deductions (a)	March 31, 2012

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,761)	125

2008 Restructuring Plan
Excess facility costs	$236	—	(32)	204

(a) Primarily represents cash payments.

(7)                                 Long-Term Debt

Long-term debt, which is all issued by Monitronics and its subsidiaries, consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012

9.125% Senior Notes due April 1, 2020	$410,000	$410,000
Term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	684,037	685,583
$150 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (b)	21,500	12,800
	1,115,537	1,108,383
Less current portion of long-term debt	(6,905)	(6,950)
Long-term debt	$1,108,632	$1,101,433

(a)         The interest rate on the term loan was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

(b)         The interest rate on the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

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

Credit Facility

On March 23, 2012, Monitronics entered into a senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent, which provided a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility (the “Credit Agreement”).  Proceeds from the Credit Agreement and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under Monitronics’ former credit facility, securitization debt, and to settle all related derivative contracts (the “Refinancing”).

On November 7, 2012, Monitronics entered into an amendment to the Credit Agreement (“Amendment No. 1”), which provided an incremental term loan with an aggregate principal amount of $145,000,000.  The incremental term loan was used to fund the acquisition of approximately 93,000 subscriber accounts for a purchase price of approximately $131,000,000.

On March 25, 2013, Monitronics entered into a second amendment to the Credit Agreement (“Amendment No. 2”). Pursuant to Amendment No. 2, Monitronics repriced the interest rates applicable to the Credit Agreement’s facility (the “Repricing”) which is comprised of the term loans and revolving credit facility noted above (the Credit Agreement together with Amendment No. 1 and Amendment No. 2, the “Credit Facility”). Concurrently with the Repricing, Monitronics extended the maturity of the revolving credit facility by nine months to December 22, 2017.

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $1,726,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of March 31, 2013, $128,500,000 is available for borrowing under the revolving credit facility.

At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

The Company recorded deferred financing costs of $24,211,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of March 31, 2013, and will be amortized over the term of the respective debt instruments using the effective-interest method.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the three months ended March 31, 2012, are as follows (amounts in thousands):

For the three months ended
March 31, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,624
Gain on early termination of derivative instruments	(8,451)
Total refinancing expense	$6,241

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, Monitronics entered into two interest rate swap agreements (each with separate counterparties) in 2012, with terms similar to the Credit Facility term loans.  On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements (the “Swaps”) to coincide with the Repricing.  The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 8, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.03%.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2013, Monitronics was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2013	$5,179
2014	6,905
2015	6,905
2016	6,905
2017	28,405
2018	655,976
Thereafter	410,000
Total principal payments	1,120,275
Less: Discount	4,738
Total debt on condensed consolidated balance sheet	$1,115,537

(8)                                 Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 11, Fair Value Measurements, for additional information about the credit valuation adjustments.

On March 25, 2013, Monitronics negotiated amendments to the terms of its existing interest rate swap agreements to coincide with the repricing of the Credit Facility.  The Swaps, as amended, are held with the same counterparties as the existing interest rate swap agreements.  See the amended Swaps’ terms below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$544,500,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
144,275,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

Upon entering into swap amendments on March 25, 2013, Monitronics simultaneously dedesignated its existing interest rate swap agreements and redesignated the Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation will be recognized in Interest expense over the remaining life of the Swaps.  The amended Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $4,861,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended March 31,
	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$(909)	(2,503)

Effective portion of gain (loss) reclassified from Accumulated other comprehensive loss into Net income (a)	$(1,168)	(98)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$19	—

(a)         Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

(9)                                 Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gain (loss) on marketable securities	Unrealized gain (loss) on derivatives (a)	Accumulated other comprehensive income (loss)

As of December 31, 2012	$46	2,667	(12,243)	(9,530)
Current period change through Accumulated other comprehensive loss	(375)	(684)	(909)	(1,968)
Reclassifications into Net income	—	—	1,168	1,168
As of March 31, 2013	$(329)	1,983	(11,984)	(10,330)

(a)         Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations.  See note 8, Derivatives, for further information.

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

	Three Months ended March 31,
	2013	2012

Weighted average Series A and Series B shares – basic	13,887,945	14,067,100
Dilutive effect of stock options	490,367	—
Dilutive effect of unvested restricted stock awards	245,714	—
Weighted average Series A and B shares – diluted	14,624,026	14,067,100

For the three months ended March 31, 2013, there were no anti-dilutive outstanding securities.  For the three months ended March 31, 2012, diluted shares outstanding excluded the effect of 1,003,431 stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2013 and December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2013
Money market funds (a)	$2,665	—	—	2,665
Investments in marketable securities (b)	142,906	—	—	142,906
Derivative financial instruments - assets	—	117	—	117
Derivative financial instruments - liabilities	—	(12,039)	—	(12,039)
Total	$145,571	(11,922)	—	133,649

December 31, 2012
Money market funds (a)	$2,705	—	—	2,705
Investments in marketable securities (b)	142,587	—	—	142,587
Derivative financial instruments - assets	—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$145,292	(12,243)	—	133,049

(a)         Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)         Investments consist primarily of diversified corporate bond funds and are all classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Three months ended March 31,
	2013	2012

Beginning balance	$—	(16,959)
Unrealized gain recognized	—	16,959
Ending balance	$—	—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2013	December 31, 2012

Long term debt, including current portion:
Carrying value	$1,115,537	$1,108,383
Fair value (a)	1,152,296	1,130,978

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

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

In the third quarter of 2011, a monitoring service subscriber filed suit against Monitronics and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence related to a home break-in.  On November 16, 2011, a trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by Monitronics’ general liability insurance policies.  An appeal of this court ruling has been filed.  As of March 31, 2013, Monitronics has recorded legal reserves of approximately $9,383,000 and an insurance receivable of approximately $6,743,000, related to this matter.  In the fourth quarter of 2012, Monitronics funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage, classified as restricted cash on the March 31, 2013 and December 31, 2012 condensed consolidated balance sheets.  This amount will be released upon settlement of the appeal.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired assets and businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2012 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2012 Form 10-K.

Overview

Ascent Capital Group, Inc. is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc.

The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2013 and 2012:

	Twelve Months Ended March 31,
	2013	2012

Beginning balance of accounts	706,881	680,120
Accounts purchased (a)	206,665	110,801
Accounts canceled (b)	(92,696)	(78,806)
Canceled accounts guaranteed to be refunded from holdback	(2,515)	(5,234)
Ending balance of accounts	818,335	706,881
Monthly weighted average accounts	759,180	695,150
Attrition rate	(12.2)%	(11.3)%

(a)         During the three months ended March 31, 2013 and 2012, Monitronics purchased 28,460 and 24,174 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended March 31, 2013 and 2012 was approximately $1,277,000 and $1,000,000, respectively.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

The attrition rate for the twelve months ended March 31, 2013 and 2012 was 12.2% and 11.3%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

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

	Three months ended
	March 31,
	2013	2012

Net revenue	$100,158	81,881
Cost of services	15,202	11,059
Selling, general, and administrative	19,737	17,807
Amortization of subscriber accounts and dealer network	44,315	38,081
Gain on sale of operating assets, net	3,391	737
Interest expense	21,143	11,640
Realized and unrealized loss on derivative financial instruments	—	2,044
Income tax expense from continuing operations	774	683
Net income (loss) from continuing operations	2,314	(4,930)
Earnings (loss) from discontinued operations, net of income tax	446	(284)
Net income (loss)	2,760	(5,124)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$69,414	56,484
Corporate Adjusted EBITDA	1,886	(418)
Total Adjusted EBITDA	$71,300	56,066

Adjusted EBITDA as a percentage of Revenue
Monitronics business	69.3%	69.0%
Corporate	1.9%	(0.5)%

(a)    See reconciliation to net income (loss) from continuing operations below.

Net revenue.  Net revenue increased $18,277,000, or 22.3%, for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase in net revenue is attributable to a 15.8% increase in the number of subscriber accounts from 706,881 as of March 31, 2012 to 818,335 as of March 31, 2013.  The growth in subscriber accounts reflects the effects of the purchase of approximately 93,000 accounts in a bulk buy on October 25, 2012 and purchases through Monitronics’ authorized dealer program subsequent to March 31, 2012.  In addition, average monthly revenue per subscriber increased from $37.74 as of March 31, 2012 to $39.74 as of March 31, 2013.

Cost of services.  Cost of services increased $4,143,000, or 37.5%, for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive and home automation services, which result in higher operating and service costs.  Cost of services as a percent of net revenue increased from 13.5% for the three months ended March 31, 2012 to 15.2% for the three months ended March 31, 2013.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $1,930,000, or 10.8%, for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase is primarily attributable to increases in Monitronics SG&A costs.  The increased Monitronics SG&A costs are primarily attributable to increased payroll expenses of approximately $955,000 as compared to the corresponding prior year period.  Additionally, the Company’s consolidated stock-based compensation expense increased approximately $528,000, as compared to the corresponding prior year period, related to restricted stock and option awards granted to certain employees subsequent to March 31, 2012.  SG&A as a percent of net revenue decreased from 21.7% for the three months ended March 31, 2012 to 19.7% for the three months ended March 31, 2013.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer network increased $6,234,000 for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase is primarily attributable to amortization of subscriber accounts purchased subsequent to March 31, 2012.

Gain on sale of operating assets, net.  During the three months ended March 31, 2013, the Company sold an equity investment which resulted in a pre-tax gain of $3,250,000.  Additionally, the Company sold certain land and building property for $1,298,000 resulting in a pre-tax gain of $141,000.  During the three months ended March 31, 2012, the Company sold land and building improvements for $3,591,000, resulting in a pre-tax gain of $1,269,000.  This gain was partially offset by the sale of the Company’s 50% interest in an equity method investment for $1,420,000 resulting in a pre-tax loss of $532,000.

Interest Expense.  Interest expense increased $9,503,000 for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase in interest expense is primarily due to the presentation of interest cost related to the Company’s current derivative instruments. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  In addition, the increase in interest expense is due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  These increases were offset by a decrease in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding, prior to the March 23, 2012 refinancing, significantly exceeded the amortization of the debt discount on the Credit Facility.  Amortization of debt discount for the three months ended March 31, 2013 and 2012 was $192,000 and $3,915,000, respectively.

Realized and unrealized loss on derivative financial instruments.  There was no realized and unrealized gain or loss on derivative financial instruments for the three months ended March 31, 2013, as hedge accounting was applied on Monitronics’ outstanding derivative instruments. Realized and unrealized loss on derivative financial instruments for the three months ended March 31, 2012 was $2,044,000, which includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of the derivative financial instruments that were terminated on March 23, 2012.

Income tax expense from continuing operations.  The Company had pre-tax income from continuing operations of $3,088,000 and income tax expense of $774,000 for the three months ended March 31, 2013.  The Company had a pre-tax loss from continuing operations of $4,247,000 and income tax expense of $683,000 for the three months ended March 31, 2012.  Income tax expense for all periods presented primarily relates to state taxes recognized on the Monitronics business.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $446,000 and $(284,000) for the three months ended March 31, 2013 and 2012, respectively.  Earnings from discontinued operations include recoveries of prior period expenses associated with discontinued operations for the three months ended March 31, 2013.  Loss from discontinued operations includes contract termination costs and other loss contingencies for the three months ended March 31, 2012.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss) from continuing operations (amounts in thousands):

	Three months ended
	March 31,
	2013	2012

Total Adjusted EBITDA	$71,300	56,066
Amortization of subscriber accounts and dealer network	(44,315)	(38,081)
Depreciation	(1,914)	(1,906)
Stock-based and long-term incentive compensation	(1,820)	(1,292)
Realized and unrealized loss on derivative instruments	—	(2,044)
Refinancing costs	—	(6,241)
Interest income	980	891
Interest expense	(21,143)	(11,640)
Income tax expense from continuing operations	(774)	(683)

Net income (loss) from continuing operations	$2,314	(4,930)

Adjusted EBITDA increased $15,234,000, or 27.2%, for the three months ended March 31, 2013 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics Adjusted EBITDA was $69,414,000 for the three months ended March 31, 2013 as compared to $56,484,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $100,404,000 of cash and cash equivalents, $2,640,000 of current restricted cash, and $142,906,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the three months ended March 31, 2013 and 2012, our cash flow from operating activities was $60,542,000 and $38,961,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2013 and 2012, the Company used cash of $46,043,000 and $37,380,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2013 and 2012, the Company used cash of $1,277,000 and $902,000, respectively, to fund our capital expenditures.  In order to improve our investment rate of return, the Company purchased marketable securities consisting primarily of diversified corporate bond funds for cash of $1,003,000 and $98,172,000 during the three months ended March 31, 2013 and 2012, respectively.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases.  We also considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity under Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $128,500,000 as of March 31, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

On March 25, 2013, Monitronics entered into a second amendment to the Credit Facility which repriced the interest rates applicable to the Credit Facility term loans and revolving credit facility. Concurrently with the Repricing, Monitronics extended the maturity of the revolving credit facility by nine months to December 22, 2017.

The existing long-term debt of Monitronics at March 31, 2013 includes the principal balance of $1,120,275,000 under its Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of March 31, 2013 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $688,775,000 as of March 31, 2013 and requires principal payments of approximately $1,726,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $21,500,000 as of March 31, 2013 and becomes due on December 22, 2017.

We may seek external equity or debt financing in the event of any new investment opportunities, additional capital expenditures or if our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that would be acceptable to us.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands

2013	$—	5,179	—	5,179
2014	—	6,905	—	6,905
2015	—	6,905	—	6,905
2016	—	6,905	—	6,905
2017	—	28,405	—	28,405
Thereafter	11,922	655,976	410,000	1,077,898
Total	$11,922	710,275	410,000	1,132,197

(a)          The derivative financial instruments reflected in this column include two interest rate swaps, both with a maturity date of March 23, 2018.  As a result of these interest rate swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.03%.  See notes 7, 8 and 11 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended March 31, 2013:

Period	Total number of shares purchased (surrendered)(1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/13 - 01/31/13	692	(2)	$63.19	—		(1)
02/01/13 - 02/28/13	—		—	—		(1)
03/01/13 - 03/31/13	798	(2)	68.79	—		(1)
Total	1,490		$66.19	—

(1)           On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  As of March 31, 2013, 504,387 Series A shares have been purchased, at an average price paid of $48.31 per share, for $24,368,000.  Approximately $632,000 of Series A Common Stock may still be purchased under the program.

(2)           Includes shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto. *

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	May 10, 2013	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	May 10, 2013	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto. *

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Filed or furnished, as the case may be, herewith.