Form 10-Q
period 2013-09-30
Ascent Capital Group, Inc.
filed 2013-11-12
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 28, 2013 was:

Series A common stock 13,646,379 shares; and

Series B common stock 384,371 shares.

Item 1.  Financial Statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$80,940	$78,422
Restricted cash	2,680	2,640
Marketable securities, at fair value	145,895	142,587
Trade receivables, net of allowance for doubtful accounts of $1,913 in 2013 and $1,436 in 2012	13,621	10,891
Deferred income tax assets, net	3,780	3,780
Income taxes receivable	49	132
Prepaid and other current assets	14,497	15,989
Assets held for sale	1,231	7,205
Total current assets	262,693	261,646

Property and equipment, net of accumulated depreciation of $32,925 in 2013 and $30,570 in 2012	55,334	56,491
Subscriber accounts, net of accumulated amortization of $445,773 in 2013 and $308,487 in 2012	1,338,401	987,975
Dealer network and other intangible assets, net of accumulated amortization of $29,353 in 2013 and $20,580 in 2012	69,580	29,853
Goodwill	522,260	349,227
Other assets, net	32,310	22,634
Assets of discontinued operations	—	54
Total assets	$2,280,578	$1,707,880

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,318	$1,532
Accrued payroll and related liabilities	5,393	3,504
Other accrued liabilities	52,639	29,313
Deferred revenue	14,331	10,327
Purchase holdbacks	19,429	10,818
Current portion of long-term debt	9,166	6,950
Liabilities of discontinued operations	6,876	7,369
Total current liabilities	114,152	69,813

Non-current liabilities:
Long-term debt	1,574,164	1,101,433
Long-term purchase holdbacks	6,756	—
Derivative financial instruments	6,491	12,359
Deferred income tax liability, net	8,909	8,187
Other liabilities	17,942	5,990
Total liabilities	1,728,414	1,197,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,647,210 and 13,389,821 shares at September 30, 2013 and December 31, 2012, respectively	137	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 736,105 and 737,166 shares at September 30, 2013 and December 31, 2012, respectively	7	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,501,288	1,453,700
Accumulated deficit	(943,949)	(934,213)
Accumulated other comprehensive loss, net	(5,319)	(9,530)
Total stockholders’ equity	552,164	510,098
Total liabilities and stockholders’ equity	$2,280,578	$1,707,880

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net revenue	$115,844	84,667	$318,275	249,863
Operating expenses:
Cost of services	20,155	12,881	50,951	35,331
Selling, general, and administrative, including stock-based and long-term incentive compensation	23,870	18,256	65,116	54,093
Amortization of subscriber accounts, dealer network and other intangible assets	55,746	40,815	146,059	118,245
Depreciation	2,305	2,084	6,360	6,686
Restructuring charges	402	—	402	—
Loss (gain) on sale of operating assets, net	(17)	15	(5,473)	(1,298)
Loss on pension plan settlements	—	6,571	—	6,571
	102,461	80,622	263,415	219,628

Operating income	13,383	4,045	54,860	30,235
Other income (expense):
Interest income	909	1,042	2,816	3,008
Interest expense	(26,022)	(19,299)	(66,650)	(50,258)
Realized and unrealized loss on derivative financial instruments	—	—	—	(2,044)
Refinancing expense	—	—	—	(6,245)
Other income, net	504	1,091	1,962	2,940
	(24,609)	(17,166)	(61,872)	(52,599)

Loss from continuing operations before income taxes	(11,226)	(13,121)	(7,012)	(22,364)
Income tax expense from continuing operations	(1,252)	(604)	(2,940)	(2,052)
Net loss from continuing operations	(12,478)	(13,725)	(9,952)	(24,416)

Discontinued operations:
Earnings (loss) from discontinued operations	(83)	(1,202)	256	(2,992)
Income tax expense	—	(680)	(40)	(606)
Earnings (loss) from discontinued operations, net of income tax	(83)	(1,882)	216	(3,598)
Net loss	(12,561)	(15,607)	(9,736)	(28,014)

Other comprehensive income (loss):
Foreign currency translation adjustments	351	222	(17)	283
Unrealized holding gains (losses) on marketable securities	(1,024)	2,031	(3,176)	2,624
Unrealized gain (loss) on derivative contracts	(4,526)	(2,539)	7,404	(13,779)
Pension liability adjustments	—	4,690	—	4,690
Total other comprehensive income (loss), net of tax	(5,199)	4,404	4,211	(6,182)
Comprehensive loss	$(17,760)	(11,203)	$(5,525)	(34,196)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.89)	(0.98)	$(0.71)	(1.74)
Discontinued operations	(0.01)	(0.13)	0.01	(0.25)
Net loss	$(0.90)	(1.11)	$(0.70)	(1.99)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Nine months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,736)	(28,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	(216)	3,598
Amortization of subscriber accounts, dealer network and other intangible assets	146,059	118,245
Depreciation	6,360	6,686
Stock based compensation	5,535	3,928
Deferred income tax expense	731	361
Unrealized gain on derivative financial instruments	—	(6,793)
Refinancing expense	—	6,245
Gain on the sale of operating assets, net	(5,473)	(1,298)
Long-term debt discount amortization	1,263	4,285
Loss on pension plan settlements	—	6,571
Other non-cash activity, net	7,634	6,595
Changes in assets and liabilities:
Trade receivables	(6,394)	(4,464)
Prepaid expenses and other assets	2,617	(377)
Payables and other liabilities	21,549	12,358
Operating activities from discontinued operations, net	(278)	(1,481)

Net cash provided by operating activities	169,651	126,445

Cash flows from investing activities:
Capital expenditures	(6,314)	(3,591)
Purchases of subscriber accounts	(174,527)	(128,407)
Cash paid for acquisition, net of cash acquired	(479,795)	—
Purchases of marketable securities	(21,770)	(99,667)
Proceeds from sale of marketable securities	15,384	—
Decrease (increase) in restricted cash	(40)	51,603
Proceeds from the sale of operating assets	12,886	6,515

Net cash used in investing activities	(654,176)	(173,547)

Cash flows from financing activities:
Proceeds from long-term debt	594,875	998,100
Payments of long-term debt	(90,456)	(979,650)
Payments of financing costs	(11,079)	(44,239)
Stock option exercises	10	327
Purchases and retirement of common stock	—	(4,658)
Bond hedge and warrant transactions, net	(6,107)	—
Other financing activities	(200)	—

Net cash provided by (used in) financing activities	487,043	(30,120)

Net increase (decrease) in cash and cash equivalents	2,518	(77,222)

Cash and cash equivalents at beginning of period	78,422	183,558

Cash and cash equivalents at end of period	$80,940	106,336

Supplemental cash flow information:
State taxes paid	$2,350	2,072
Interest paid	49,324	23,149

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Amounts in thousands

(unaudited)

							Accumulated
					Additional		other	Total
	Preferred	Common Stock			paid-in	Accumulated	comprehensive	stockholders’
	stock	Series A	Series B	Series C	capital	deficit	income (loss)	equity

Balance at December 31, 2012	—	134	7	—	1,453,700	(934,213)	(9,530)	510,098
Net loss	—	—	—	—	—	(9,736)	—	(9,736)
Other comprehensive income	—	—	—	—	—	—	4,211	4,211
Stock-based compensation	—	—	—	—	5,535	—	—	5,535
Stock awards and option exercises	—	—	—	—	10	—	—	10
Value of shares withheld for tax liability	—	—	—	—	(427)	—	—	(427)
Stock issued as consideration for the Security Networks Acquisition	—	3	—	—	18,720	—	—	18,723
Value of beneficial conversion option on the issuance of 4.00% Convertible notes, net of the equity component of debt issuance costs	—	—	—	—	29,857	—	—	29,857
Bond Hedge and Warrant Transactions, net	—	—	—	—	(6,107)	—	—	(6,107)
Balance at September 30, 2013	$—	137	7	—	1,501,288	(943,949)	(5,319)	552,164

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

On July 7, 2011, Ascent Media Corporation merged with its direct wholly owned subsidiary, Ascent Capital Group, Inc., for the purpose of changing its name to Ascent Capital Group, Inc. The accompanying Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”) condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. (“Monitronics”) is the primary, wholly owned, operating subsidiary of the Company.  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013 (the “2012 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2013 that are expected to have a material impact on the Company.

(3)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Nine months ended September 30,
	2013	2012

Beginning balance	$142,587	40,377
Purchases	21,770	99,667
Sales at cost basis (a)	(15,286)	—
Realized and unrealized gains (losses), net	(3,176)	2,624
Ending balance	$145,895	142,668

(a)         For the nine months ended September 31, 2013, total proceeds from the sales of marketable securities were $15,384,000, resulting in a pre-tax gain of $98,000.

The following table presents the net after-tax unrealized and realized gains and losses on the investment in marketable securities that were recorded into Accumulated other comprehensive loss in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Accumulated other comprehensive income (loss)
Beginning balance	$515	717	$2,667	124
Unrealized gains (losses), net of income tax of $0	(926)	2,031	(3,078)	2,624
Realized gains recognized into earnings, net of income tax of $0 (a)	(98)	—	(98)	—
Ending balance	$(509)	2,748	$(509)	2,748

(a)         The realized gain on the sale of marketable securities for the three and nine months ended September 30, 2013 is included in Other income, net on the condensed consolidated statements of operations and comprehensive income (loss).

(4)                               Assets Held for Sale

In 2013, the Company reclassified $2,500,000 of land and building, net of accumulated depreciation, to Assets held for sale on the condensed consolidated balance sheet.  Additionally, for the nine months ended September 30, 2013, the Company completed sales of certain assets held for sale with a carrying value of $8,474,000, resulting in a gain on disposition of approximately $2,221,000.  At September 30, 2013, the Company has $1,231,000 classified as assets held for sale on the condensed consolidated balance sheet.  The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(5)                               Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $501,614,000 consisted of $482,891,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.

The cash portion of the Security Networks purchase price was funded by cash on hand at Ascent Capital, the proceeds of Ascent Capital’s July issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ July issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 (in connection with the merger of Monitronics Escrow Corporation, the issuer of these notes, with and into Monitronics on the Closing Date) and the proceeds of incremental term loans of $225,000,000 million issued under Monitronics’ existing credit facility.  See note 7, Long-Term Debt for further information on the debt obligations.  The Security Networks Purchase Price will be adjusted for customary post-closing adjustments.

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$3,096
Trade receivables	1,305
Other current assets	1,759
Property and equipment	1,404
Subscriber accounts	307,700
Dealer network and other intangible assets	48,500
Goodwill	173,033
Purchase holdbacks, current and non-current	(9,615)
Other current and non-current liabilities	(25,568)
Fair value of consideration	$501,614

The preliminary estimates of fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and management assumptions, and may be revised as additional information becomes available.  Any post-closing adjustments may change the purchase price or the allocation of the purchase price, which could affect the fair values assigned to the assets and liabilities and could result in a change to the condensed consolidated financial information, including a change to goodwill.

Goodwill in the amount of $173,033,000 was recognized in connection with the Security Networks Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized, including deferred taxes, and represents the value to Monitronics for Security Networks’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  Approximately $132,000,000 of the goodwill is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the Security Networks Acquisition are amortized using the 14-year 235% declining balance method.  The dealer network and other intangible assets acquired, which consist of non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of five years.

Ascent Capital’s results of operations for the three and nine months ended September 30, 2013 include the operations of the Security Networks business from the Closing Date. For the three and nine months ended September 30, 2013, net revenue and operating loss attributable to Security Networks was $11,494,000 and $1,591,000, respectively.  Net revenue attributable to Security Networks for the three and nine months ended reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

As of September 30, 2013, Ascent Capital has incurred $2,470,000 of legal and professional services expense and other costs related to the Security Networks Acquisition, which are included in Selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro forma information for Ascent Capital, which includes the historical operating results of Security Networks prior to ownership by Monitronics. This unaudited pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The unaudited pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
As reported:
Net revenue	$115,844 (a)	84,667	$318,275 (a)	249,863
Net loss from continuing operations	(12,478)	(13,725)	(9,952)	(24,416)
Basic and diluted net loss from continuing operations per share	(0.89)	(0.98)	(0.71)	(1.74)

Supplemental pro-forma:
Net revenue	$131,951	105,587	$382,789	303,483 (b)
Net loss from continuing operations (c)	(9,530)	(24,974)	(23,758)	(66,509)
Basic and diluted net loss from continuing operations per share	(0.67)	(1.75)	(1.68)	(4.65)

(a)         As reported net revenue for the three and nine months ended September 30, 2013 reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         Pro-forma net revenue for the nine months ended September 30, 2012 reflects the negative impact of an approximate $2,700,000 fair value adjustment that would have reduced deferred revenue acquired in the Security Networks Acquisition.

(c)          The pro-forma net loss from continuing operations amounts for the three and nine months ended September 30, 2013 include non-recurring acquisition costs incurred by Monitronics of $1,032,000 and $2,470,000, respectively.

(6)                               Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012

Interest payable	$27,516	$9,624
Income taxes payable	2,109	2,388
Legal accrual	10,906	9,785
Other	12,108	7,516
Total Other accrued liabilities	$52,639	$29,313

(7)                                 Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012

Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$73,404	$—
Monitronics 9.125% Senior Notes due April 1, 2020	580,000	410,000
Monitronics term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	904,326	685,583
Monitronics $225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (b)	25,600	12,800
	1,583,330	1,108,383
Less current portion of long-term debt	(9,166)	(6,950)
Long-term debt	$1,574,164	$1,101,433

(a)         The interest rate on the term loan was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

(b)         The interest rate on the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Convertible Notes

On July 17, 2013, Ascent Capital issued $103,500,000 in aggregate principal amount of 4.00% convertible senior notes due July 15, 2020 (the “Convertible Notes”), in an offering registered under the Securities Act of 1933, as amended.  The Convertible Notes will be convertible, under certain circumstances, into cash, shares of Ascent Capital’s Series A common stock, par value $.01 per share (the “Common Stock”), or any combination thereof at Ascent Capital’s election. The Convertible Notes will mature on July 15, 2020 and bear interest at a rate per annum of 4.00%.  Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year.

Holders of the Convertible Notes (“Noteholders”) shall have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price of approximately $102.804 (the “Conversion Price”).  Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Common Stock or any combination thereof at Ascent’s election. In addition, Noteholders will have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

In the event of a fundamental change (as such term is defined in the indenture governing the Convertible Notes) at any time prior to the maturity date, each Noteholder shall have the right, at such Noteholder’s option, to require Ascent Capital to repurchase  for cash any or all of such Noteholder’s Convertible Notes on the repurchase date specified by Ascent Capital at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest, including unpaid additional interest, if any, unless the repurchase date occurs after an interest record date and on or prior to the related interest payment date, as specified in the indenture.

The Convertible Notes are within the scope of FASB ASC Topic 470 Subtopic 20, Debt with Conversion and Other Options (“FASB ASC 470-20”), and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in FASB ASC 815 Subtopic 40, Contracts in an Entity’s Own Equity (“FASB ASC 815-40”).  Accordingly, the Company estimated fair value of the liability component as $72,764,000, with the remaining excess amount of $30,736,000 allocated to the equity component. The Convertible Notes are presented on the condensed consolidated balance sheet as follows (amounts in thousands):

As of September 30, 2013

Principal	$103,500
Unamortized discount	(30,096)
Carrying value	$73,404

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $862,500 on the Convertible Notes for both the three and nine months ended September 30, 2013.  The Company amortized $640,000 of the Convertible Notes debt discount into interest expense for both the three and nine months ended September 30, 2013.

Hedging Transactions Relating to the Offering of the Convertible Notes

In connection with the issuance of the Convertible Notes, Ascent Capital entered into separate privately negotiated purchased call options (the “Bond Hedge Transactions”).  The Bond Hedge Transactions require the counterparties to offset Common Stock deliverable or cash payments made by Ascent Capital upon conversion of the Convertible Notes in the event that the volume-weighted average price of the Common Stock on each trading day of the relevant valuation period is greater than the strike price of $102.804, which corresponds to the Conversion Price of the Convertible Notes.  The Bond Hedge Transactions cover, subject to anti-dilution adjustments, approximately 1,007,000 shares of Common Stock, which is equivalent to the number of shares initially issuable upon conversion of the Convertible Notes, and are expected to reduce the potential dilution with respect to the Common Stock, and/or offset potential cash payments Ascent Capital is required to make in excess of the principal amount of the Convertible Notes upon conversion.

Concurrently with the Bond Hedge Transactions, Ascent Capital also entered into separate privately negotiated warrant transactions with each of the call option counterparties (the “Warrant Transactions”).  The warrants are European options, and are exercisable in tranches on consecutive trading days starting after the maturity of the Convertible Notes.  The warrants cover the same initial number of shares of Common Stock, subject to anti-dilution adjustments, as the Bond Hedge Transactions.  The Warrant Transactions require Ascent Capital to deliver Common Stock or make cash payments to the counterparties on each expiration date with a value equal to the number of warrants exercisable on that date times the excess of the volume-weighted average price of the Common Stock over the strike price of $118.62, which effectively reflects a 50% conversion premium on the Convertible Notes.  As such, the Warrant Transactions may have a dilutive effect with respect to the Common Stock to the extent the Warrant Transactions are settled with shares of Common Stock. Ascent Capital may elect to settle its delivery obligation under the Warrant Transactions in cash.

The Bond Hedge Transactions and Warrant Transactions are separate transactions entered into by Ascent Capital, are not part of the terms of the Convertible Notes and will not affect the Noteholders’ rights under the Convertible Notes.  The Noteholders will not have any rights with respect to the Bond Hedge Transactions or the Warrant Transactions.

Ascent Capital purchased the bond hedge call option for $20,318,000 and received $14,211,000 in proceeds from the sale of the warrants, resulting in a net cost for the Bond Hedge Transactions and the Warrant Transactions of $6,107,000.  In accordance with FASB ASC 815-40, the fair value of the Bond Hedge and Warrant Transactions was recognized in Additional paid-in capital on the condensed consolidated balance sheet.

Senior Notes

On March 23, 2012, Monitronics closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Existing Senior Notes”).  In August 2012, Monitronics completed an exchange of the Existing Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

On July 17, 2013, an additional $175,000,000 of 9.125% Senior Notes (the “New Senior Notes”) were issued by Monitronics Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Ascent Capital. The proceeds from this offering were placed in escrow and were released upon the Closing Date.  Upon the Closing Date, the Escrow Issuer was merged into Monitronics and Monitronics assumed the New Senior Notes (the New Senior Notes, together with the Existing Senior Notes, are collectively referred to as the “Senior Notes”).  Monitronics has offered to exchange the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.  The exchange offer is expected to expire on December 4, 2013.  See note 14, Subsequent Events, for further information.

The Senior Notes mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.

The Senior Notes are guaranteed by all of Monitronics’ existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes.

In the third quarter of 2013, Ascent Capital purchased $5,000,000 in aggregate principal amount of Monitronics’ Senior Notes (“Ascent Acquired Senior Notes”).  As a result of this transaction, the Ascent Acquired Senior Notes and the related interest components have been eliminated in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013.  Furthermore, a loss of $200,000 was recognized as a result of the premium paid upon purchasing the Ascent Acquired Senior Notes.  The loss is presented in Other income, net on the condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2013.

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

On March 25, 2013, Monitronics entered into a second amendment to the Credit Agreement (“Amendment No. 2”). Pursuant to Amendment No. 2, Monitronics repriced the interest rates applicable to the Credit Agreement’s facility (the “Repricing”) which is comprised of the term loans and revolving credit facility noted above. Concurrently with the Repricing, Monitronics extended the maturity of the revolving credit facility by nine months to December 22, 2017.

On August 16, 2013, in connection with the Security Networks Acquisition, Monitronics entered into a third amendment (“Amendment No. 3”) to the Credit Agreement to provide for, among other things, (i) an increase in the commitments under the revolving credit facility in a principal amount of $75,000,000, resulting in an aggregate principal amount of $225,000,000 at a 0.5% discount, (ii) new term loans in an aggregate principal amount of $225,000,000 (the “Incremental Term Loans”) and (iii) certain other amendments to the Credit Agreement, each as set forth in Amendment No. 3 (the Credit Agreement together with Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Credit Facility”).

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of September 30, 2013, $199,400,000 is available for borrowing under the revolving credit facility.

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

On September 28, 2013, Monitronics borrowed $25,600,000 on the Credit Facility revolver to fund its October 1, 2013 interest payment due under the Senior Notes of approximately $26,691,000.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

As of September 30, 2013, the Company has deferred financing costs, net of accumulated amortization, of $28,355,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying condensed consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.  In accordance with FASB ASC 470-20, we allocated approximately $879,000 of the Convertible Notes issuance costs to the equity component and recorded the amount as a reduction of Additional paid-in capital on the condensed consolidated balance sheet.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the nine months ended September 30, 2012, are as follows (amounts in thousands):

For the nine months ended
September 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expense	$6,245

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, Monitronics entered into two interest rate swap agreements (each with separate counterparties) in 2012, with terms similar to the Credit Facility term loans (the “Existing Swap Agreements”).  On March 25, 2013, Monitronics negotiated amendments to the terms of the Existing Swap Agreements to coincide with the Repricing.  In the third quarter of 2013, Monitronics entered into two additional interest rate swap agreements in conjunction with the Incremental Term Loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”).

The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 8, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Convertible Senior Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2013, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2013	$2,292
2014	9,166
2015	9,166
2016	9,166
2017	34,767
2018	870,800
Thereafter	683,500
Total principal payments	1,618,857
Less:
Unamortized discount on the Convertible Notes	30,096
Unamortized discount on the Credit Facility term loans	5,431
Total debt on condensed consolidated balance sheet	$1,583,330

(8)                                 Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 12, Fair Value Measurements, for additional information about the credit valuation adjustments.

The Swaps’ outstanding notional balance as of September 30, 2013 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$541,750,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor(a)
143,550,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor(a)
112,217,337	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
112,217,337	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)         On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements to coincide with the Repricing (the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $6,911,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$(5,734)	(3,668)	$3,830	(16,125)

Effective portion of loss reclassified from Accumulated other comprehensive loss into Net income (a)	$(1,208)	(1,129)	$(3,574)	(2,346)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$(50)	—	$30	—

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

(9)                                 Restructuring charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “Security Networks Restructuring Plan”).   The Security Networks Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the Security Networks Restructuring Plan are recognized ratably over the future service period.  During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with Security Networks Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

The following table provides the activity and balances of the Security Networks Restructuring Plan (amounts in thousands):

	Nine months ended September 30, 2013
	Opening balance	Additions	Deductions	Other		Ending balance

Severance and retention	$—	402	—	492	(a)	894

(a)         Amount was recorded upon the acquisition of Security Networks.

(10)                          Stockholders’ Equity

Common Stock

The following table presents the activity in the Series A and Series B common stock:

	Series A common stock	Series B common stock

Balance at December 31, 2012	13,389,821	737,166
Conversion from Series B to Series A shares	1,061	(1,061)
Issuance of restricted stock	13,065	—
Restricted stock cancelled for forfeitures and tax withholding	(10,275)	—
Stock option exercises	205	—
Stock issued as consideration for the Security Networks Acquisition	253,333	—
Balance at September 30, 2013	13,647,210	736,105

Accumulated Other Comprehensive Loss, net

The following table provides a summary of the changes in Accumulated other comprehensive loss, net for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gain (loss) on marketable securities (a)	Unrealized gain (loss) on derivatives, net (b)	Accumulated other comprehensive income (loss)

As of December 31, 2012	$46	2,667	(12,243)	(9,530)
Current period change through Accumulated other comprehensive loss	(17)	(3,078)	3,830	735
Reclassifications into net income	—	(98)	3,574	3,476
As of September 30, 2013	$29	(509)	(4,839)	(5,319)

(a)         Amounts reclassified into net income are included in Other income, net on the condensed consolidated statement of operations.  See note 3, Investments in Marketable Securities, for further information.

(b)         Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations.  See note 8, Derivatives, for further information.

(11)                          Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of Ascent Capital Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of Ascent Capital Series A and Series B common shares outstanding and the effect of dilutive securities such as outstanding stock options, unvested restricted stock and the effect of the Convertible Notes and related Bond Hedge and Warrant Transactions.  However, since the Company recorded a loss from continuing operations for all periods presented, diluted EPS is computed the same as basic EPS.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Weighted average Series A and Series B shares — basic and diluted	14,025,621	14,050,689	13,936,235	14,064,785

Diluted shares outstanding excluded 1,521,358 stock options and unvested restricted stock units for both the three and nine months ended September 30, 2013, because their inclusion would have been anti-dilutive.  Diluted shares outstanding also excluded the potential share impacts of the Convertible Notes and related Bond Hedge and Convertible Warrant Transactions as any issuance of common stock under those securities would have been anti-dilutive.  See note 7, Long-Term Debt, for further information about the Convertible Notes and related Bond Hedge and Convertible Warrant Transactions.  Diluted

shares outstanding excluded 1,047,044 stock options and unvested restricted stock units for both the three and nine months ended September 30, 2012, because their inclusion would have been anti-dilutive.

(12)                      Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2013 and December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

September 30, 2013
Money market funds (a)	$3,199	—	—	3,199
Investments in marketable securities (b)	141,370	4,525	—	145,895
Derivative financial instruments - assets (c)	—	1,954	—	1,954
Derivative financial instruments - liabilities	—	(6,491)	—	(6,491)
Total	$144,569	(12)	—	144,557

December 31, 2012
Money market funds (a)	$2,705	—	—	2,705
Investments in marketable securities (b)	142,587	—	—	142,587
Derivative financial instruments - assets (c)	—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$145,292	(12,243)	—	133,049

(a)         Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)         Level 1 investments consist primarily of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

(c)          Included in Other assets, net on the condensed consolidated balance sheets

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Nine months ended September 30,
	2013	2012

Beginning balance	$—	(16,959)
Unrealized gain recognized	—	16,959
Ending balance	$—	—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2013	December 31, 2012

Long term debt, including current portion:
Carrying value	$1,583,330	$1,108,383
Fair value (a)	1,644,920	1,130,978

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(13)                          Commitments, Contingencies and Other Liabilities

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

Based on events occurring in the State of Georgia in 2006, a monitoring service subscriber filed suit against the Company and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence.  On November 16, 2011, a Georgia trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by the Company’s general liability insurance policies.  The Company funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage, classified as restricted cash on the September 30, 2013 and December 31, 2012 condensed consolidated balance sheets.  In July 2013, the trial court’s ruling was affirmed by the Georgia Court of Appeals.  The Company was seeking review of the Court of Appeals’ ruling in Georgia’s Supreme Court, which was subsequently denied on November 4, 2013.   As of September 30, 2013, the Company has recorded legal reserves of approximately $9,653,000 and an insurance receivable of approximately $7,013,000, related to this matter.

(14)                          Subsequent Events

On November 4, 2013, Monitronics commenced an exchange offer (the “Exchange Offer”) in which up to $175,000,000 aggregate principal amount of exchange notes (the “Exchange Notes”) registered under the Securities Act were offered in exchange for the same principal amount of the outstanding New Senior Notes.  The terms of the Exchange Notes and the outstanding New Senior Notes are substantially identical, except that the transfer restrictions and registration rights relating to the New Senior Notes do not apply to the Exchange Notes.  The Exchange Offer was commenced in order to satisfy Monitronics’ obligations under the registration rights agreement related to the outstanding New Senior Notes.  The Exchange Offer is expected to expire on December 4, 2013.

On October 25, 2013, the Company purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from Dr. John Malone for aggregate cash consideration of approximately $32,700,000.  Following the transaction, Dr. Malone will continue to beneficially own 351,734 Ascent Series B shares and 199,789 Ascent Series A shares, which together represent approximately 21% of the Company’s outstanding voting power.  The Purchased Shares will be cancelled and returned to the status of authorized and unissued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, the completion of the Monitronics Exchange Offer, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•                  the operating performance of Monitronics’ network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies;

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

Overview

Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”) is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc. (“Monitronics”).  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.  Nearly all of Monitronics consolidated revenues are derived from recurring monthly revenues under security alarm monitoring contracts purchased or originated from independent dealers in its exclusive nationwide network.

Ascent Capital’s, attrition analysis and results of operations for the three and nine months ended September 30, 2013 include the operations of the Security Networks business from August 16, 2013 (the “Closing Date”).

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics typically maintains a dealer funded holdback reserve ranging from 5-10% of subscriber accounts in the guarantee period.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended September 30, 2013 and 2012:

	Twelve Months Ended September 30,
	2013	2012

Beginning balance of accounts	717,488	697,581
Accounts purchased	437,860	106,582
Accounts canceled	(106,859)	(84,523)
Canceled accounts guaranteed by dealer and acquisition adjustment (a) (b)	(6,749)	(2,152)
Ending balance of accounts	1,041,740	717,488
Monthly weighted average accounts	847,673	706,752
Attrition rate	(12.6)%	(12.0)%

(a)         Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)         Includes 1,946 subscriber accounts that were proactively cancelled during the third quarter of 2013 which were active with both Monitronics and Security Networks, upon acquisition.

The attrition rate for the twelve months ended September 30, 2013 and 2012 was 12.6% and 12.0%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

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

Accounts Purchased

During the three and nine months ended September 30, 2013, Monitronics purchased 37,109 and 113,302 accounts, respectively, without giving effect to the Security Networks Acquisition.  In addition, Monitronics acquired 203,898 accounts in the Security Networks Acquisition, which was completed on August 16, 2013.  Account purchases for the nine months ended September 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013.  During the three and nine months ended September 30, 2012, Monitronics purchased 31,187 and 81,719 subscriber accounts, respectively.

Recurring monthly revenue (“RMR”) purchased during the three and nine months ended September 30, 2013 was approximately $1,701,000 and $5,068,000, respectively, without giving effect to the Security Networks Acquisition.  In addition, RMR of approximately $8,861,000 was acquired in the Security Networks Acquisition.  RMR purchased during the three and nine months ended September 30, 2012 was approximately $1,387,000 and $3,601,000, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$115,844 (a)	84,667	$318,275 (a)	249,863
Cost of services	20,155	12,881	50,951	35,331
Selling, general, and administrative	23,870	18,256	65,116	54,093
Amortization of subscriber accounts, dealer network and other intangible assets	55,746	40,815	146,059	118,245
Restructuring charges	402	—	402	—
Loss (gain) on sale of operating assets, net	(17)	15	(5,473)	(1,298)
Interest expense	26,022	19,299	66,650	50,258
Realized and unrealized loss on derivative financial instruments	—	—	—	2,044
Income tax expense from continuing operations	1,252	604	2,940	2,052
Net loss from continuing operations	(12,478)	(13,725)	(9,952)	(24,416)
Earnings (loss) from discontinued operations, net of income tax	(83)	(1,882)	216	(3,598)
Net loss	(12,561)	(15,607)	(9,736)	(28,014)

Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$77,649	57,420	$217,472	171,123
Corporate Adjusted EBITDA	(1,990)	(1,449)	711	(2,518)
Total Adjusted EBITDA	$75,659	55,971	$218,183	168,605

Adjusted EBITDA as a percentage of Revenue
Monitronics business	67.0%	67.8%	68.3%	68.5%
Corporate	(1.7)%	(1.7)%	0.2%	(1.0)%

(a)         Net revenue for the three and nine months ended September 30, 2013 reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         See reconciliation to net income (loss) from continuing operations below.

Net revenue.  Net revenue increased $31,177,000, or 36.8%, and $68,412,000, or 27.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the acquisition of Security Networks in August 2013, which included over 200,000 subscriber accounts, purchases of over 120,000 accounts through Monitronics’ authorized dealer program subsequent to September 30, 2012, and the purchase of approximately 111,000 accounts in various bulk buys over the last 12 months.  In addition, average monthly revenue per subscriber increased from $38.28 as of September 30, 2012 to $40.70 as of September 30, 2013.  Net revenue for the three and nine months ended September 30, 2013 also reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of services.  Cost of services increased $7,274,000, or 56.5%, and $15,620,000, or 44.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase for both the three and nine months ended September 30, 2013 is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive and home automation services, which result in higher operating and service costs.  In addition, cost of services for the three and nine months ended September 30, 2013, includes Security Networks monitoring costs of $2,673,000.  Cost of services as a percent of net revenue increased from 15.2% and 14.1% for the three and nine months ended September 30, 2012, respectively, to 17.4% and 16.0% for the three and nine months ended September 30, 2013, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $5,614,000, or 30.8%, and $11,023,000, or 20.4% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to increases in Monitronics SG&A costs of $3,065,000 and $8,077,000 for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior periods and the inclusion of Security Networks SG&A costs of $2,148,000 for both the three and nine months ended September 30, 2013.  The increased Monitronics SG&A costs are attributable to increased payroll expenses of approximately $581,000 and $2,152,000 for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods, and acquisition and integration costs related to professional services rendered and other costs incurred in connection with the Security Networks Acquisition.  Acquisition costs recognized in the three and nine months ended September 30, 2013 are $1,032,000 and $2,470,000, respectively.   Integration costs recognized in both the three and nine months ended September 30, 2013 are $535,000.  Additionally, the Company’s consolidated stock-based compensation expense increased approximately $387,000 and $1,607,000 for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  This increase is related to restricted stock and option awards granted to certain employees subsequent to September 30, 2012.  SG&A as a percent of net revenue decreased from 21.6% for both the three and nine months ended September 30, 2012 to 20.6% and 20.5% for the three and nine months ended September 30, 2013, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $14,931,000 and $27,814,000 for the three and nine months ended September 30, 2013 as compared to the corresponding prior year periods.  The increase for both the three and nine months ended September 30, 2013 is primarily attributable to amortization of subscriber accounts purchased subsequent to September 30, 2012.  Additionally, the three and nine months ended includes amortization of approximately $7,650,000 related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges. In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “Security Networks Restructuring Plan”).   The Security Networks Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the Security Networks Restructuring Plan are recognized ratably over the future service period.  During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with Security Networks Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

The following table provides the activity and balances of the Security Networks Restructuring Plan (amounts in thousands):

	Nine months ended September 30, 2013
	Opening balance	Additions	Deductions	Other		Ending balance

Severance and retention	$—	402	—	492	(a)	894

(a)         Amount was recorded upon the acquisition of Security Networks.

Gain on sale of operating assets, net.  During the nine months ended September 30, 2013, the Company sold an equity investment which resulted in a pre-tax gain of $3,250,000.  Additionally, the Company sold certain land and building property for $9,634,000 resulting in a pre-tax gain of $2,221,000.  During the nine months ended September 30, 2012, the Company sold land and building improvements for $5,095,000, resulting in a pre-tax gain of $1,847,000.  This gain was partially offset by the sale of the Company’s 50% interest in an equity method investment for $1,420,000 resulting in a pre-tax loss of $532,000.

Interest Expense.  Interest expense increased $6,723,000 and $16,392,000 for the three and nine months ended September 30, 2013 as compared to the corresponding prior year period.  The increase in interest expense for the three months ended September 30, 2013 is primarily attributable to the increases in debt related to the transactions entered into in connection with the Security Networks Acquisition and other amendments to Monitronics’ Credit Facility entered into subsequent to September 30, 2012.  These increases are offset by decreased interest rates on the outstanding Credit Facility term loan debt in conjunction with the March 25, 2013 repricing of the Credit Facility term loan.

The increase in interest expense for the nine months ended September 30, 2013 is due to the presentation of interest cost related to the Company’s current derivative instruments and increases in the Company’s consolidated debt balance. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  These increases were offset by decreased interest rates on the Credit Facility term loans, as noted above, and a decrease in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding prior to the March 23, 2012 refinancing exceeded debt discounts on the current outstanding debt.  Amortization of debt discount for the nine months ended September 30, 2013 and 2012 was $1,263,000 and $4,285,000, respectively.  Amortization of debt discount for the nine months ended September 30, 2013 includes the impact of the debt discount related to the beneficial conversion feature of Ascent Capital’s Convertible Notes issued in the third quarter of 2013.

Realized and unrealized loss on derivative financial instruments.  There were no amounts classified as realized and unrealized gain or loss on derivative financial instruments for the three and nine months ended September 30, 2013, as hedge accounting was applied on Monitronics’ outstanding derivative instruments. Realized and unrealized loss on derivative financial instruments for the nine months ended September 30, 2012 was $2,044,000, which includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of the derivative financial instruments that were terminated on March 23, 2012.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $11,226,000 and $7,012,000 for the three and nine months ended September 30, 2013, respectively, and income tax expense of $1,252,000 and $2,940,000 for the three and nine months ended September 30, 2013, respectively.  The Company had a pre-tax loss from continuing operations of $13,121,000 and $22,364,000 for the three and nine months ended September 30, 2012, respectively, and income tax expense of $604,000 and $2,052,000 for the three and nine months ended September 30, 2012, respectively.  Income tax expense for all periods presented primarily relates to state taxes recognized on the Monitronics business.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $(83,000) and $216,000 for the three and nine months ended September 30, 2013, respectively, and $(1,882,000)  and $(3,598,000) for the three and nine months ended September 30, 2012, respectively.  Earnings from discontinued operations include recoveries of prior period expenses associated with discontinued operations for the nine months ended September 30, 2013.  Loss from discontinued operations includes contract termination costs and other loss contingencies for the three months ended September 30, 2013 and three and nine months ended September 30, 2012.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Total Adjusted EBITDA	$75,659	55,971	$218,183	168,605
Amortization of subscriber accounts dealer network and other intangible assets	(55,746)	(40,815)	(146,059)	(118,245)
Depreciation	(2,305)	(2,084)	(6,360)	(6,686)
Restructuring charges	(402)	—	(402)	—
Stock-based and long-term incentive compensation	(1,752)	(1,365)	(5,535)	(3,928)
Security Networks acquisition related costs	(1,032)	—	(2,470)	—
Security Networks integration related costs	(535)	—	(535)	—
Loss on pension plan settlements	—	(6,571)	—	(6,571)
Realized and unrealized loss on derivative instruments	—	—	—	(2,044)
Refinancing costs	—	—	—	(6,245)
Interest income	909	1,042	2,816	3,008
Interest expense	(26,022)	(19,299)	(66,650)	(50,258)
Income tax expense from continuing operations	(1,252)	(604)	(2,940)	(2,052)

Net loss from continuing operations	$(12,478)	(13,725)	$(9,952)	(24,416)

Adjusted EBITDA increased $19,688,000, or 35.2%, and $49,578,000, or 29.4%, for the three and nine months ended September 30, 2013 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics Adjusted EBITDA was $77,649,000 and $217,472,000 for the three and nine months ended September 30, 2013, respectively, as compared to $57,420,000 and $171,123,000 for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

At September 30, 2013, we had $80,940,000 of cash and cash equivalents, $2,680,000 of current restricted cash, and $145,895,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the nine months ended September 30, 2013 and 2012, our cash flow from operating activities was $169,651,000 and $126,445,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

In the third quarter of 2013, the Company paid cash, net of cash acquired, of $479,795,000 to purchase Security Networks.  The Security Networks Acquisition was funded by the proceeds of Ascent Capital’s July issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 (in connection with the merger of Monitronics Escrow Corporation, the issuer of these notes, with and into Monitronics on the Closing Date) and the proceeds of incremental term loans of $225,000,000 million issued under Monitronics’ existing credit facility, and approximately $20,000,000 of cash on hand.  In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.

During the nine months ended September 30, 2013 and 2012, the Company also used cash of $174,527,000 and $128,407,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2013 and 2012, the Company used cash of $6,314,000 and $3,591,000, respectively, to fund our capital expenditures.  In order to improve our investment rate of return, the Company purchased marketable securities consisting primarily of diversified corporate bond funds for cash of $21,770,000 and $99,667,000 during the nine months ended September 30, 2013 and 2012, respectively.  In addition, the Company sold marketable securities for proceeds of approximately $15,384,000 during the nine months ended September 30, 2013.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of Monitronics, our primary operating subsidiary, which is to grow through subscriber account purchases.  We also considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity under Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $199,400,000 as of September 30, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

The existing long-term debt of the Company at September 30, 2013 includes the principal balance of $1,618,857,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of September 30, 2013 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $580,000,000 as of September 30, 2013 and mature on April 1, 2020, which includes the impact of eliminating $5,000,000 in aggregate principal amount of the Senior Notes that were purchased by Ascent Capital.  The Credit Facility term loan has an outstanding principal balance of $909,757,000 as of September 30, 2013 and requires principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $25,600,000 as of September 30, 2013 and becomes due on December 22, 2017.

On October 25, 2013, we purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from Dr. John Malone for aggregate cash consideration of approximately $32,700,000. The Purchased Shares will be cancelled and returned to the status of authorized and unissued.

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

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt (a)	Fixed Rate Debt	Total
	Amounts in thousands

2013	$—	2,292	—	2,292
2014	—	9,166	—	9,166
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	34,767	—	34,767
Thereafter	(4,537)	870,800	683,500	1,549,763
Total	$(4,537)	935,357	683,500	1,614,320

(a)          The derivative financial instruments include the net effect of four interest rate swaps, all with a maturity date of March 23, 2018.  As a result of these interest rate swaps, the interest rate on the borrowings under the Credit Facility term loans reflected in the variable rate debt column have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.  See notes 7, 8 and 12 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended September 30, 2013:

Period	Total number of shares purchased /surrendered (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/13 - 07/31/13	1,225	(2)	$79.80	—		(1)
08/01/13 - 08/31/13	—		—	—		(1)
09/01/13 - 09/30/13	1,384	(2)	78.56	—		(1)
Total	2,609		$79.14	—

(1)           On June 16, 2011 the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  As of September 30, 2013, 504,387 Series A shares have been purchased, at an average price paid of $48.31 per share, for $24,368,000.  There were no purchases under the program for the three months ended September 30, 2013.  Approximately $632,000 of Series A Common Stock may still be purchased under the program.

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

4.1

Indenture, dated as of July 17, 2013, between Ascent, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013 (File No. 001-34176) (the “Ascent 10-Q”)).

4.2

Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics International, Inc., filed with the SEC on October 18, 2013 (File No. 333-191805) (the “S-4”)).

4.3

Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

4.4

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto.*

10.1	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the Ascent 10-Q).**
10.2	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the Ascent 10-Q).**
10.3	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the Ascent 10-Q).**
10.4	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the Ascent 10-Q).**
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. ***
101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	Filed herewith.
**

Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	November 12, 2013	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	November 12, 2013	By:	/s/ Michael R. Meyers
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

4.1

Indenture, dated as of July 17, 2013, between Ascent, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013 (File No. 001-34176) (the “Ascent 10-Q”)).

4.2

Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics International, Inc., filed with the SEC on October 18, 2013 (File No. 333-191805) (the “S-4”)).

4.3

Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

4.4

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto.*

10.1	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the Ascent 10-Q).**
10.2	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the Ascent 10-Q).**
10.3	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the Ascent 10-Q).**
10.4	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the Ascent 10-Q).**
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. ***
101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	Filed herewith.
**

Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Furnished herewith.