Form 10-K
period 2013-12-31
Ascent Capital Group, Inc.
filed 2014-02-27
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 28, 2013, was approximately $1.0 billion.

The number of shares outstanding of Ascent Capital Group, Inc.’s common stock as of February 14, 2014 was:

Series A common stock 13,690,843 shares; and Series B common stock 384,212 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT CAPITAL GROUP, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

At December 31, 2013, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), investments in marketable securities, real estate properties and cash and cash equivalents. At December 31, 2013, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $129,496,000 and $44,701,000, respectively.

Recent Developments

On August 16, 2013 (the “Closing Date”), Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

The cash portion of the Security Networks purchase price was funded by cash on hand at Ascent Capital, the proceeds of Ascent Capital’s issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 (the “Senior Notes”) and the proceeds of incremental term loans of $225,000,000 issued under Monitronics’ existing credit facility (the “Credit Facility”).  The Monitronics business includes the operations of Security Networks from the Closing Date.

On October 25, 2013, the Company purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from Dr. John Malone for aggregate cash consideration of approximately $33,436,000.  Following the transaction, Dr. Malone continued to beneficially own 351,734 Ascent Series B shares and 199,789 Ascent Series A shares, which together represent approximately 21% of the Company’s outstanding voting power.  The Purchased Shares were cancelled and returned to the status of authorized and unissued.

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

Factors relating to the Company and its consolidated subsidiaries:

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

•                  the development of new services or service innovations by competitors;

•                  Monitronics’ ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•                  integration of acquired assets and businesses, including Security Networks;

•                  the regulatory environment in which we operate, including the multiplicity of jurisdictions and licensing requirements to which Monitronics is subject and the risk of new regulations, such as the increasing adoption of “false alarm” ordinances;

•                  technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures, including the phase-out of 2G networks by cellular carriers;

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication;

•                  the operating performance of Monitronics’ network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facilities due to acts of nature or technology deficiencies;

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

•                  Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness; and

•                  availability of qualified personnel.

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

Based on the foregoing criteria, we only had one reportable segment as of December 31, 2013.  For more information, see our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets as of December 31, 2013 consisted of our wholly-owned operating subsidiary, Monitronics International, Inc., investments in marketable securities, real estate properties, and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

We are currently exploring opportunities to dispose of or monetize our owned real property, which is not required for our operations.

Monitronics International, Inc. and Subsidiaries

Through our wholly-owned subsidiary, Monitronics, we are primarily engaged in the business of providing the following security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events though security systems at subscribers’ premises, as well as providing customer service and technical support.  Monitronics is one of the largest alarm monitoring companies in the United States of America (the “U.S.”), with over one million subscribers under contract.  With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, Monitronics provides a wide range of mainly residential security services, including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone. Monitronics was incorporated in 1994 and is headquartered in Dallas, Texas.

Operations

Unlike many of its national competitors, Monitronics outsources the sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, Monitronics is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  Monitronics generates incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2013, Monitronics provided contract monitoring services for over 98,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Monitronics’ authorized independent dealers, including the dealer network acquired in the Security Networks Acquisition, are typically small businesses that sell and install alarm systems.  During 2013, Monitronics acquired alarm monitoring contracts through its dealer network of more than 620 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. Monitronics has the ability to monitor a variety of signals from nearly all types of residential security systems. Monitronics generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and Monitronics has a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, Monitronics seeks to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, Monitronics conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•                  background checks on the dealer, including lien searches to the extent applicable; and

•                  a review of the dealer’s licensing status and creditworthiness.

Once a dealer is approved and signed as a Monitronics authorized dealer, the primary steps in creating an account are as follows:

1.              Dealer sells an alarm system to a homeowner or small business.

2.              Dealer installs the alarm system, which is monitored by Monitronics’ central monitoring centers, trains the customer on its use, and receives a signed three to five year contract for monitoring services.

3.              Dealer presents the account to Monitronics for acquisition.

4.              Monitronics performs diligence on the alarm monitoring account to validate quality.

5.              Monitronics acquires the customer contract at a formula-based cost.

In addition to the development of Monitronics’ dealer network, Monitronics periodically acquires alarm monitoring accounts from other alarm companies in bulk on a negotiated basis.

Monitronics believes its ability to maximize its return on invested capital is largely dependent on the quality of the accounts acquired.  Monitronics conducts a review of each account to be acquired through its dealer network.  This process typically includes:

•                  subscriber credit score reviews;

•                  telephone surveys to confirm satisfaction with the installation and security systems;

•                  an individual review of each alarm monitoring contract;

•                  confirmation that the customer is a homeowner; and

•                  confirmation that each security system is monitored by Monitronics’ central monitoring stations prior to origination.

Monitronics generally acquires each new customer account at a cost based on a multiple of the account’s monthly recurring revenue. Monitronics’ dealer contracts generally provide that if a customer account acquired by Monitronics is terminated within the first 12 months, the dealer must replace the account or refund the cost paid by Monitronics. To secure the dealer’s obligation, Monitronics typically holds back a percentage of the cost paid for the account.

Monitronics believes that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last eight calendar years, the average credit score of accounts acquired by Monitronics was in excess of 700 on the FICO scale.

Approximately 94% of Monitronics’ subscribers are residential homeowners and the remainder are small commercial accounts. Monitronics believes by focusing on residential homeowners, rather than renters, it can reduce attrition, because homeowners relocate less frequently than renters.

Monitronics primarily provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas.  A monitoring station in Kissimmee, Florida was acquired in the Security Networks Acquisition and is expected to be shut down in 2014.  Both facilities are Underwriters Laboratories (“UL”) listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  The Dallas, TX and Kissimmee, FL central monitoring stations have also received the Central Station Alarm Association’s (“CSAA”) prestigious Five Diamond Certification. According to the CSAA, less than approximately 3% of recognized North American central monitoring stations have attained Five Diamond Certified status.

Monitronics has a back-up facility located in McKinney, Texas that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at its primary monitoring center. A call center in Mexico provides telephone support for Spanish-speaking subscribers.

Monitronics’ telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal are delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  Monitronics never dispatches its own personnel to the subscriber’s premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, Monitronics will contract with an independent third party responder if available in that area.

Monitronics seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Monitronics’ Dallas facility has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Monitronics relies on its nationwide network of over one thousand independent service dealers to provide such service on a time and materials basis.  Monitronics closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In addition to its service dealer network and as a result of the Security Networks Acquisition, Monitronics now has 60 field service technicians employed across the nation.

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

Our dealer network provides for the acquisition of subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to Monitronics. The dealer then submits this monitoring agreement for Monitronics’ due diligence review.

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

Currently, Monitronics employs sales representatives to promote its authorized dealer program, find account acquisition opportunities and sell Monitronics monitoring services. Monitronics targets independent alarm dealers across the U.S. that can benefit from the Monitronics dealer program services and can generate high quality monitoring customers for Monitronics. Monitronics uses a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.  As part of the Security Networks Acquisition, Monitronics acquired over 225 dealer relationships.

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

Customer Integration and Marketing

Monitronics’ dealers typically introduce customers to Monitronics in the home when describing Monitronics’ central monitoring stations.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that Monitronics is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include yard signs, brochures, instruction cards, and other promotional items. All materials focus on the Monitronics brands and the role of Monitronics as the single source of support for the customer.

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

We consider acquisitions utilizing cash, leverage and, potentially, Ascent Capital stock. In addition to acquisitions, we consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that we believe provide either a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

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

•                  continue to incentivize our dealers to obtain only high-quality accounts through quality incentives built into the cost multiples and by having a performance guarantee on substantially all dealer originated accounts;

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

Expand Our Network of Dealers

We plan to continue to grow account acquisitions through our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

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

•                  individual dealers retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers; and

•                  we reliably offer competitive rates for account acquisition.

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

Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to that of Monitronics.  In these instances, Monitronics must also compete with these programs in recruiting dealers.  We believe we compete effectively with other dealer programs due to our competitive account acquisition terms and the quality of our dealer support services.  Monitronics also competes with Central Security Group, Inc., Guardian Protection Services, Inc., and ADT for alarm system dealers in this manner, the latter of which is significantly larger and has more capital.

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

Security alarm systems monitored by Monitronics utilize telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

For additional information on the regulatory frame work in which Monitronics operates, please see “Item 1A Risk Factors — Factors Relating to Regulatory Matters.”

Employees

At December 31, 2013, Ascent Capital, together with its subsidiaries, had approximately 1,100 full-time employees and an additional 17 employees that are employed on a part-time or freelance basis, all of which are located in the U.S.

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

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Ascent Capital Group, Inc., 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone no. (303) 628-5600.

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

Factors Relating to Our Corporate History and Structure

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

Monitronics is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of Monitronics to pay dividends to us is subject to, among other things, compliance with covenants in its Credit Facility and Senior Note indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2013, Monitronics had indebtedness of $1,606,793,000, which includes a 9.868% promissory note for $100,000,000 due to the Company.  Claims of other creditors of Monitronics have priority as to its assets over our claims and those of our creditors and shareholders.

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

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired through Monitronics’ dealer network may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts or, when applicable, lower than expected recoveries from dealers. The cost paid to a dealer for an alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber’s credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, Monitronics’ business and results of operations could be adversely affected.

Monitronics’ customer generation strategies and the competitive market for customer accounts may affect its future profitability.

A significant element of Monitronics’ business strategy is the generation of new customer accounts through its dealer network, which accounted for approximately 88% of Monitronics’ new customer accounts for the year ended December 31, 2013, excluding accounts acquired in the Security Networks Acquisition. Monitronics’ future operating results will depend in large part on its ability to manage its generation strategies effectively. Although Monitronics currently generates accounts through hundreds of authorized dealers, a significant portion of its accounts originate from a smaller number of dealers. Monitronics experiences loss of dealers from its dealer network due to various factors, such as dealers becoming inactive or discontinuing their electronic security business and competition from other alarm monitoring companies. If Monitronics experiences a loss of dealers representing a significant portion of its account generation engine or if Monitronics is unable to replace or recruit dealers in accordance with its business plans, Monitronics’ business, financial condition and results of operations could be materially and adversely affected.

Monitronics is subject to credit risk and other risks associated with its subscribers.

Substantially all of Monitronics revenues are derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, Monitronics is dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are prohibited from canceling the alarm monitoring contract for the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair Monitronics’ ability to collect any unpaid amounts from its subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, Monitronics’ business and results of operations could be materially and adversely affected.

Monitronics relies on a significant number of its subscribers remaining with it for an extended period of time.

Monitronics incurs significant upfront cash costs for each new subscriber. Monitronics requires a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, Monitronics’ long-term performance is dependent on Monitronics’ subscribers remaining with it for as long as possible. This requires Monitronics to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions and the affordability of Monitronics’ service. If Monitronics fails to keep its subscribers for a sufficiently long period of time, attrition rates would be higher than expected and Monitronics’ financial position and results of operations could be materially and adversely affected. In addition, Monitronics may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to Monitronics’ dealer program.

Monitronics is subject to credit risk and other risks associated with its dealers.

Under the standard alarm monitoring contract acquisition agreements that Monitronics enters into with its dealers, if a subscriber terminates their service with Monitronics during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating Monitronics in an amount based on the original acquisition cost of the terminating alarm monitoring contract. Monitronics is subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although Monitronics withholds specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, Monitronics is also subject to the credit risk that the dealers may not have sufficient funds to compensate Monitronics or that any such dealer will otherwise breach its obligation to compensate Monitronics for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, Monitronics’ financial condition and results of operations could be materially and adversely affected.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact Monitronics’ results of operations, including prolonged downturns in the housing market.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. Although Monitronics has continued to grow its business in the most recent periods of general economic downturn, no assurance can be given that it will be able to continue acquiring quality alarm monitoring contracts or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow Monitronics’ subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by its competitors. If the general economic downturn is prolonged or materially worsens, Monitronics’ results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where Monitronics’ subscribers are more heavily concentrated may negatively impact Monitronics’ results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where Monitronics’ subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although Monitronics has a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on its business, financial condition and results of operations.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, Monitronics may experience a reduction in new customer growth or an increase in its subscriber attrition rate.

It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from Monitronics’ potential customer pool, which could hinder the growth of its business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase Monitronics’ attrition rates. In either case, Monitronics’ results of operations and growth prospects could be adversely affected.

Risks of liability from Monitronics’ business and operations may be significant.

The nature of the services Monitronics provides potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by Monitronics, the subscribers (or their insurers) could bring claims against Monitronics, and Monitronics has been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by Monitronics, the dealers could bring claims against Monitronics. Although substantially all of Monitronics’ alarm monitoring contracts and contract acquisition agreements contain provisions limiting its liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the alarm monitoring contracts or a contract acquisition agreement that do not contain such provisions expose Monitronics to risks of liability that could materially and adversely affect its business. Moreover, even when such provisions are included in an alarm monitoring contract or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on Monitronics’ financial condition. In addition, there can be no assurance that Monitronics is adequately insured for these risks. Certain of its insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against Monitronics, the resulting liability could have a material adverse effect on its financial condition or results of operations. See note 20 to our consolidated financial statements for the year ended December 31, 2013, incorporated by reference herein.

Future litigation could result in adverse publicity for Monitronics.

In the ordinary course of business, from time to time, Monitronics is the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state consumer protection statutes (including by its dealers), negligent dealer installation or negligent service of alarm monitoring systems. Monitronics may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect Monitronics’ reputation in the communities it services, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to Monitronics or at all.

An inability to provide the contracted monitoring service could adversely affect Monitronics’ business.

A disruption to both the main monitoring facilities and the back-up monitoring facility could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. Monitronics’ main monitoring facilities hold UL listings as protective signaling services stations and maintain certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that Monitronics’ main monitoring facilities will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that Monitronics’ back-up monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring centers are disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

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

Monitronics’ monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers’ premises. Monitronics may be required to implement new technology both to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures. In addition, the availability of any new features developed for use in Monitronics’ industry (whether developed by Monitronics or otherwise) can have a significant impact on a subscriber’s initial decision to choose Monitronics’ or its competitor’s products and a subscriber’s decision to renew with Monitronics or switch to one of its competitors. To the extent its competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by Monitronics may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to Monitronics in this respect. If Monitronics is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect its business by increasing its rate of subscriber attrition. Monitronics also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new alarm monitoring contracts.

Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact Monitronics’ business and require significant capital expenditures.

A significant portion of Monitronics’ subscriber alarm systems use either a traditional, land-line telecommunication service or a 2G cellular service to communicate alarm signals from the subscribers’ locations to its monitoring facilities. There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses, and telecommunications providers may discontinue land-line services in the future. In addition, certain telecommunications providers have announced that they will stop supporting their 2G cellular networks in the future.  As land-line or 2G cellular network service is discontinued, subscribers with alarm systems that are not compatible with the newer cellular or IP communication technology, such as 3G and 4G networks, will need to replace certain equipment in their security system to maintain their monitoring service. This could increase Monitronics’ subscriber attrition rates and, to retain customers, require Monitronics to subsidize the replacement of subscribers’ outdated systems at its own expense. Any such upgrades or implementations could require significant expenditures and also divert management’s attention and other important resources away from customer service and sales efforts. In addition, Monitronics may not be able to successfully implement new technologies or adapt existing technologies to changing market demands in the future. If Monitronics is unable to adapt timely to changing technologies, market conditions or customer preferences, its business, financial condition, results of operations and cash flows could be materially and adversely affected.

Privacy concerns, such as consumer identity theft and security breaches, could hurt Monitronics’ reputation and revenues.

As part of its operations, Monitronics collects a large amount of private information from its subscribers, including credit card information, images and voice recordings. If it were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, Monitronics may experience a general decline in consumer confidence in its business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use Monitronics’ services because of concerns over data privacy or credit card fraud, Monitronics’ ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of its network, boost general consumer confidence in its business, or prevent credit card fraud and identity theft, Monitronics may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in Monitronics’ business or additional capital expenditure requirement could have a material adverse effect on its business, financial condition and results of operations.

Monitronics’ reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in customer service.

Monitronics’ business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Its reputation may be harmed either through product defects, such as the failure of one or more of its subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge Monitronics’ performance through their interactions with the staff at the monitoring centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to Monitronics’ reputation or subscriber relationships caused by the actions of its dealers, personnel or third party service providers or any other factors could have a material adverse effect on its business, financial condition and results of operations.

A loss of experienced employees could adversely affect Monitronics.

The success of Monitronics has been largely dependent upon the active participation of its officers and employees. The loss of the services of key members of its management for any reason may have a material adverse effect on its operations and the ability to maintain and grow its business. Monitronics depends on the managerial skills and expertise of its management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the alarm monitoring contracts and administering and providing dealer services under the contract acquisition agreements. There is no assurance that Monitronics will be able to retain its current management and other experienced employees or replace them satisfactorily to the extent they leave its employ. The loss of any such experienced employees’ services and expertise could materially and adversely affect Monitronics’ business.

The high level of competition in Monitronics’ industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2013, Monitronics was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. Monitronics faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices for monitoring services. Monitronics also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, Monitronics is facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over Monitronics, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or requiring it to increase the price paid for subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

Monitronics’ acquisition strategy may not be successful.

One focus of Monitronics’ strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that Monitronics will be able to consummate that strategy, and if Monitronics is not able to invest its capital in acquisitions that are accretive to free cash flow it could negatively impact its growth. Monitronics’ ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

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

If Monitronics engages in any acquisition, it will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If Monitronics undertakes any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, Monitronics may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and it may experience increased attrition in its subscriber base and/or a loss of dealer relationships and difficulties integrating acquired businesses, technologies and personnel into its business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause Monitronics to incur debt and expose it to liabilities. Further, Monitronics may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while it intends to implement appropriate controls and procedures as it integrates any acquired companies, Monitronics may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

We cannot assure you that the Security Networks Acquisition will be beneficial to Monitronics.

We cannot assure you that the Security Networks Acquisition will achieve the desired benefits of the transaction, including potential synergies. The Security Networks Acquisition substantially increased the size of Monitronics’ business and its failure to successfully complete the integration of Security Networks’ assets into its existing business could adversely affect its financial condition and results of operations.  In addition, as a result of the Security Networks Acquisition, Monitronics faces numerous risks, including: (i) a potential increase in attrition rates with respects to its larger subscriber base, (ii) a potential loss of dealer relationships, (iii) unanticipated liabilities, costs and operating difficulties and expenditures and (iv) the potential diversion of management’s time and resources to the integration process and away from the core business.  Also, in connection with the completion of the Security Networks Acquisition, Monitronics incurred numerous transaction and acquisition-related fees and costs and expects to incur additional costs until the integration of the Security Networks business is completed.

If any of these risks were to materialize, the desired benefits of the Security Networks Acquisition may not be fully realized, if at all, and Monitronics’ future financial performance and results of operations could be negatively impacted.

We may be unable to obtain additional funds to grow Monitronics’ business.

Monitronics intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer network, among other means. To continue its growth strategy, it intends to make additional drawdowns under the revolving credit portion of its Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect Monitronics’ ability to continue or accelerate its subscriber account acquisition activities.

Monitronics may pursue business opportunities that diverge from its current business model, which may cause its business to suffer.

Monitronics may pursue business opportunities that diverge from its current business model, including expanding its products or service offerings, investing in new and unproven technologies, adding customer acquisition channels and forming new alliances with companies to market its services. Monitronics can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, Monitronics’ pursuit of such business opportunities could cause its cost of investment in new customers to grow at a faster rate than its recurring revenue and revenue from installations. Additionally, any new alliances or customer acquisition channels could have higher cost structures than Monitronics’ current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, Monitronics might be required to draw on its Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect Monitronics’ business, financial condition, results of operations and cash flows.

Third party claims with respect to Monitronics’ intellectual property (including the intellectual property of Security Networks), if decided against Monitronics, may result in competing uses of Monitronics’ intellectual property or require the adoption of new, non-infringing intellectual property.

Monitronics has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that Monitronics does not own or have rights to use all intellectual property rights used in the conduct of its business. While Monitronics does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against it or claim that its rights to its intellectual property are invalid or unenforceable, and Monitronics cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the “Monitronics” mark or the “Security Networks” mark could have a material adverse effect on Monitronics’ business if such claims were decided against Monitronics and Monitronics was precluded from using or licensing the “Monitronics” mark or the “Security Networks” mark or others were allowed to use either such mark. If Monitronics was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that Monitronics was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Monitronics has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

Monitronics has a significant amount of indebtedness.  Monitronics funded the Security Networks Acquisition through a combination of additional Senior Notes and entering into new term loans under its existing Credit Facility, which caused its level of indebtedness to increase. As of December 31, 2013, Monitronics had indebtedness of $1,606,793,000, which includes a 9.868% promissory note of $100,000,000 due to the Company.  That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•                  make it more difficult for Monitronics to satisfy its obligations with respect to its existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing its indebtedness could result in an event of default under such agreements;

•                  require Monitronics to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under its indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•                  increase its vulnerability to general adverse economic and industry conditions;

•                  limit its flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;

•                  limit Monitronics’ ability to obtain additional financing required to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•                  expose Monitronics to market fluctuations in interest rates;

•                  place Monitronics at a competitive disadvantage compared to some of its competitors that are less leveraged;

•                  reduce or delay investments and capital expenditures; and

•                  cause any refinancing of Monitronics’ indebtedness to be at higher interest rates and require Monitronics to comply with more onerous covenants, which could further restrict its business operations.

The agreements governing Monitronics various debt obligations, including its Credit Facility and the indenture governing the Senior Notes, impose restrictions on its business and the business of its subsidiaries and such restrictions could adversely affect Monitronics’ ability to undertake certain corporate actions.

The agreements governing Monitronics’ indebtedness restrict its ability to, among other things:

•                  incur additional indebtedness;

•                  make certain dividends or distributions with respect to any of its capital stock;

•                  make certain loans and investments;

•                  create liens;

•                  enter into transactions with affiliates, including Ascent Capital;

•                  restrict subsidiary distributions;

•                  dissolve, merge or consolidate;

•                  annual limits on the amount of capital expenditures

•                  transfer, sell or dispose of assets;

•                  enter into or acquire certain types of alarm monitoring contracts;

•                  enter into certain transactions with affiliates;

•                  make certain amendments to its organizational documents;

•                  make changes in the nature of its business;

•                  enter into certain burdensome agreements;

•                  make accounting changes;

•                  use proceeds of loans to purchase or carry margin stock; and

•                  allow the suspension of alarm licenses.

In addition, Monitronics also must comply with certain financial covenants under the Credit Facility that require it to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.00 to 1.00 through June 30, 2015 and then 4.50 to 1.00 thereafter, a consolidated senior secured leverage ratio (as defined in the Credit Facility) of not more than 3.25 to 1.00 through June 30, 2015 and then 3.00 to 1.00 thereafter, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires Monitronics to maintain a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 28.0 to 1.00, calculated quarterly, and an attrition rate (as defined in the Credit Facility) of no more than 15.0%, calculated quarterly on a trailing twelve-month basis. If Monitronics cannot comply with any of these financial covenants, or if Monitronics or any of its subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and Monitronics may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit its ability to manage its working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of Monitronics’ indebtedness.

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

Enactment of these measures could adversely affect Monitronics’ future operations and business. For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If Monitronics needs to hire security guards or use third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability to properly fund its ongoing operations, or increased costs to its customer, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although Monitronics has less than 40,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect its business.

Monitronics’ business operates in a regulated industry.

Monitronics’ business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, Monitronics’ advertising and sales practices and that of its dealer network are subject to regulation by the U.S. Federal Trade Commission (the “FTC”) in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If Monitronics’ dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, it could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although Monitronics has taken steps to insulate itself from any such wrongful conduct by its dealers, and to require its dealers to comply with these laws and regulations, no assurance can be given that it will not be exposed to liability as result of its dealers’ conduct. In addition, the business practices of some dealers that Monitronics acquired in the Security Networks Acquisition vary from its business practices and those of its existing dealers, including with respect to the amount and type of dealer contact with subscribers. If any such dealers do not comply with applicable laws, Monitronics may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of its dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of its business and adversely affecting its financial condition and future cash flows. In addition, most states in which Monitronics operates have licensing laws directed specifically toward the monitored security services industry. Monitronics’ business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require Monitronics to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses, including in geographic areas where its services have substantial penetration, which could adversely affect its business and financial condition. Further, if these laws and regulations were to change or Monitronics failed to comply with such laws and regulations as they exist today or in the future, its business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in the alarm monitoring contracts, or purporting to characterize certain charges in the alarm monitoring contracts as unlawful, could adversely affect Monitronics’ business and operations.

The alarm monitoring contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, Monitronics may charge the customer an early cancellation fee as specified in the contract, which typically allows Monitronics to charge 80% of the amounts that would have been paid over the remaining term of the contract. Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the alarm monitoring contracts, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact Monitronics’ business. Adverse judicial determinations regarding these matters could increase legal exposure to customers against whom such charges have been imposed, and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on Monitronics’ business and operations.

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

The beneficial ownership by John C. Malone, a former director of the Company, of shares of our common stock, that represent approximately 21% of the aggregate voting power of our outstanding common stock as of December 31, 2013, may also discourage, delay or prevent a change in control of our company.  In addition, Monitronics’ Credit Facility provides that the occurrence of specified change of control events will result in an event of default thereunder, and the Senior Notes include a covenant that requires Monitronics to make an offer to purchase all outstanding Senior Notes, at 101% of par, upon the occurrence of specified change of control events, each of which could cause an acquisition of our company to be prohibitively expensive for a potential bidder.

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

Our Series B Common Stock is not widely held, with 92% of the outstanding shares as of December 31, 2013 beneficially owned by John C. Malone, a former director of the Company. Although it is listed on the OTC Bulletin Board, it is sparsely traded and does not have an active trading market.  The OTC Bulletin Board tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. Each share of the Series B Common Stock is convertible, at any time at the option of the holder, into one share of Series A Common Stock, which is listed and traded on the NASDAQ Global Select Market under the symbol “ASCMA.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 76,000 square feet of office space in California all of which is being subleased to third parties.  The Company leases approximately 4,000 square feet of office space in Colorado. The Company also leases approximately 35,000 square feet of office space in New Jersey and the space is being marketed for sublease.  The Company owns approximately 160,000 square feet of office space of which approximately 140,000 square feet is leased to third parties.  The Company is currently exploring opportunities to dispose of or monetize such real property.

Monitronics leases approximately 110,000 square feet in Dallas, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring May 31, 2015 and 12,000 square feet is under a seven-year lease expiring January 31, 2015.  Monitronics also leases approximately 53,000 square feet in Irving, Texas, to house certain call center operations and 13,000 square feet in McKinney, Texas, for the back-up monitoring facility.

As a result of the Security Networks Acquisition, Monitronics obtained leases of approximately 28,000 square feet of office space in West Palm Beach and Kissimmee, Florida, which housed Security Networks’ executive offices, monitoring and call centers, sales and marketing and data retention functions.  Approximately 3,000 and 15,000 of the total 28,000 square feet of lease space is set to expire in April of 2014 and December of 2015, respectively.  The remaining square footage is on a month-to-month lease term basis.  Monitronics expects to terminate all of these leases in 2014 as the facilities will be shut down.

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA.  Our Series B common stock is eligible for quotation on the OTC Bulletin Board under the symbol ASCMB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2013 and 2012.  High and low bid information for our Series B common stock is not available.

	Series A
	High	Low
	Amounts in U.S. Dollar
2013
First quarter	75.42	61.52
Second quarter	78.32	63.19
Third quarter	84.50	73.09
Fourth quarter	89.04	79.61

2012
First quarter	55.78	46.31
Second quarter	54.87	44.90
Third quarter	55.01	48.01
Fourth quarter	63.40	54.15

Holders

As of January 31, 2014, there were approximately 900 and 60 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our Board of Directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of stockholders.

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

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A common stock for the preceding 5-year period ended December 31, 2013, as compared to the NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on December 31, 2009.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A common stock.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
ASCMA Series A	$100.00	$151.82	$198.67	$242.62	$335.14

NASDAQ Stock Market Index	$100.00	$116.91	$114.81	$133.07	$184.06

Recent Sales of Unregistered Securities

As described in Recent Developments above, the Security Networks Purchase Price consisted of cash and 253,333 shares of Ascent Capital’s Series A common stock (the “Ascent Shares”).  The Ascent Shares were issued in a private placement pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.  Ascent filed an automatic effective shelf registration statement on November 15, 2013, following the expiration of the 90 day lock-up period set forth in the Security Networks Acquisition agreement to enable the sellers’ representative to freely resell the Ascent Shares.

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning the Company’s purchase of its own equity securities during the three months ended December 31, 2013:

Period	Total number of shares purchased / surrendered (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/12 - 10/31/12	352,565	(2)(3)	$92.97	—
11/01/12 - 11/30/12	—		—	—
12/01/12 - 12/31/12	6,121	(2)	86.41	—
Total	358,686		$92.86	—

(1)         On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time (the “2011 Share Repurchase Authorization”).  As of December 31, 2013, 504,387 Series A shares had been purchased, at an average price paid of $48.31 per share, for $24,368,000 pursuant to the 2011 Share Repurchase Authorization.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A common stock (the “2013 Share Repurchase Authorization”).  As of December 31, 2013, no shares had been repurchased pursuant to the 2013 Share Repurchase Authorization.

(2)         Includes Ascent Capital Series A shares withheld in payment of withholding taxes by certain employees upon vesting of their restricted share awards and certain executives upon payment of their annual bonus, of which approximately 50% was settled in Ascent Capital Series A shares.

(3)         On October 25, 2013, the Company purchased 351,734 shares of Ascent Capital’s Series B common stock from Dr. John Malone for a per share price of $93.00.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2013 and 2012, and the statements of operations data for the years ended December 31, 2013, 2012 and 2011, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statements of operations data for the years ended December 31, 2010 and 2009 shown below were derived from previously issued financial statements. Balance sheet and statement of operations financial data for the periods ending December 31, 2012, 2011 and 2010 have been adjusted for a correction of immaterial error (see note 4, Correction of Immaterial Error, in the accompanying consolidated financial statements and notes included elsewhere herein for further information) .

	December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Summary Balance Sheet Data:

Current assets	$204,022	261,673	289,920	240,701	416,891
Property and Equipment, net	$56,528	56,491	74,697	78,211	63,721
Total assets	$2,224,804	1,708,893	1,626,972	1,645,868	682,987
Current liabilities	$95,568	72,150	124,807	103,692	70,872
Long-term debt	$1,572,098	1,101,433	892,718	896,733	—
Stockholders’ equity	$513,821	508,603	550,678	538,840	582,596

	Years ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share amounts)
Summary Statement of Operations Data:

Net revenue	$451,033	344,953	311,898	9,129	—
Operating income (loss)	$71,556	49,642	22,341	(33,490)	(32,557)
Net loss from continuing operations	$(22,536)	(25,001)	(28,901)	(33,501)	(55,805)
Net income (loss), (a)	$(22,407)	(29,349)	19,888	(47,394)	(52,897)
Basic and diluted net income (loss) per common share (b)	$(1.61)	(2.09)	1.40	(3.34)	(3.76)

(a)         Includes a gain on the sale of Content Distribution of $66,136,000 and related income tax expense of $6,716,000 for the year ended December 31, 2011.  The gain and related tax expense is included in discontinued operations.

(b)         Basic and diluted net income (loss) per common share is based on the actual number of basic and diluted shares for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2013, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics.

Monitronics and Subsidiaries

On December 17, 2010, we acquired 100% of the outstanding capital stock of Monitronics, through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Monitronics Acquisition”).  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities in the Security Networks Acquisition.

Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through its exclusive nationwide network of independent dealers.

Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.  All direct external costs associated with the creation of subscriber accounts are capitalized and amortized over fourteen to fifteen years using a declining balance method beginning in the month following the date of acquisition. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream, this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to Monitronics the cost paid to acquire the contract. To help ensure the dealer’s obligation to Monitronics, Monitronics typically maintains a dealer funded holdback reserve ranging from 5-10% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012

Beginning balance of accounts	812,539	700,880
Accounts acquired	354,541	202,379
Accounts cancelled	(111,889)	(89,724)
Canceled accounts guaranteed by dealer and acquisition adjustment (a) (b)	(9,036)	(996)
Ending balance of accounts	1,046,155	812,539
Monthly weighted average accounts	908,921	732,694
Attrition rate	(12.3)%	(12.2)%

(a)         Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)         Includes 2,064 subscriber accounts that were proactively cancelled during 2013 because they were active with both Monitronics and Security Networks upon acquisition.

Monitronics analyzes its attrition by classifying accounts into annual pools based on the year of acquisition.  Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, in recent years Monitronics has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended December 31, 2013 and 2012, Monitronics acquired 37,341 and 120,660 subscriber accounts.  Subscriber accounts acquired for the three months ended December 31, 2012 include approximately 93,000 accounts purchased in a bulk buy on October 25, 2012.  In addition, acquired contracts for the twelve months ended December 31, 2013 include 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013.

Recurring monthly revenue (“RMR”) acquired during the three and twelve months ended December 31, 2013 was approximately $1,704,000 and $6,772,000, respectively, without giving effect to RMR acquired in the Security Networks Acquisition.  RMR of approximately $8,681,000 was acquired in the Security Networks Acquisition.  RMR acquired during the three and twelve months ended December 31, 2012 was approximately $5,661,000 and $9,262,000, respectively, which includes purchased RMR of approximately $4,400,000 from the October 25, 2012 bulk buy.

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

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated. The results of operations for Security Networks are included from August 16, 2013, the date of the Security Networks Acquisition (amounts in thousands).

	Years ended December 31,
	2013	2012	2011

Net revenue	$451,033 (a)	344,953	311,898 (b)
Cost of services	74,136	49,978	40,699
Selling, general, and administrative	92,002	73,868	77,364
Amortization of subscriber accounts, dealer network and other intangible assets	208,760	163,468	159,619
Restructuring charges	1,111	—	4,258
Loss (gain) on sale of operating assets, net	(5,473)	(8,670)	565
Interest expense	95,836	71,467	42,856
Realized and unrealized loss on derivative financial instruments	—	2,044	10,601
Income tax expense from continuing operations	4,206	2,594	2,498
Net loss from continuing operations	(22,536)	(25,001)	(28,901)
Earnings (loss) from discontinued operations, net of income taxes	129	(4,348)	48,789
Net income (loss)	(22,407)	(29,349)	19,888

Adjusted EBITDA (c)
Monitronics business Adjusted EBITDA	$305,250	235,675	213,820
Corporate Adjusted EBITDA	(776)	3,096	(12,052)
Total Adjusted EBITDA	$304,474	238,771	201,768

Adjusted EBITDA as a percentage of Revenue
Monitronics business	67.7%	68.3%	68.6%
Corporate	(0.2)%	0.9%	(3.9)%

(a)         Net revenue for the year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         Net revenue for the year ended December 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics Acquisition.

(c)          See reconciliation to net loss from continuing operations below.

Net Revenue.  Revenue increased $106,080,000, or 30.8%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, acquisition of over 136,000 accounts through Monitronics’ authorized dealer program subsequent to December 31, 2012, and the purchase of approximately 18,200 accounts in various bulk buys over the last 12 months.  In addition, average monthly revenue per subscriber increased from $39.50 as of December 31, 2012 to $40.90 as of December 31, 2013.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Revenue increased $33,055,000, or 10.6%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to the increase in the number of subscriber accounts from 700,880 as of December 31, 2011 to 812,539 as of December 31, 2012.  Approximately 93,000 accounts were purchased in a bulk buy on October 25, 2012, which provided approximately $9,640,000 in increased revenue.  Average monthly revenue per subscriber increased from $37.49 as of December 31, 2011 to $39.50 as of December 31, 2012.  Furthermore, the increase is partially attributable to a $2,295,000 fair value adjustment associated with deferred revenue acquired in the Monitronics Acquisition, which reduced net revenue for the year ended December 31, 2011.

Cost of Services.  Cost of services increased $24,158,000 or 48.3%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase is primarily attributable to increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  In addition, cost of services for the year ended December 31, 2013, includes Security Networks costs of $8,233,000.  Cost of service as a percent of net revenue increased from 14.5% for the year ended December 31, 2012 to 16.4% for the year ended December 31, 2013.

Cost of services increased $9,279,000 or 22.8%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to an increased number of accounts monitored across the cellular network and an increase in interactive and home automation services, which resulted in higher operating and service costs.  Cost of service as a percent of net revenue increased from 13.0% for the year ended December 31, 2011 to 14.5% for the year ended December 31, 2012.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $18,134,000, or 24.5%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase is attributable to increases in Monitronics SG&A costs of $10,652,000 and the inclusion of Security Networks SG&A costs of $6,456,000 for the year ended December 31, 2013.  The increased Monitronics SG&A costs are attributable to increased payroll expenses of approximately $2,379,000 and other increases due to Monitronics’ subscriber growth in 2013.  Monitronics also incurred acquisition and integration costs of $2,470,000 and $1,264,000, respectively, related to professional services rendered and other costs incurred in connection with the Security Networks Acquisition.  Additionally, the Company’s consolidated stock-based compensation expense increased approximately $2,876,000 for the year ended December 31, 2013, as compared to the corresponding prior year periods.  This increase is related to restricted stock and option awards granted to certain executives in late 2012 and throughout 2013.  SG&A as a percent of net revenue decreased from 21.4% for the year ended December 31, 2012 to 20.4% for the year ended December 31, 2013.

SG&A decreased $3,496,000, or 4.5%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The decrease is primarily attributable to decreased administrative and corporate expenses related to the reorganization of the Company in 2010 and 2011 with the acquisition of Monitronics and disposition of the Content Services and Creative Services businesses.  Additionally, the decrease is attributable to a non-recurring $2,640,000 charge related to an ongoing litigation matter recorded for the year ended December 31, 2011.  The decrease was partially offset by an increase in Monitronics SG&A costs.  The increased Monitronics SG&A costs were driven by increased payroll, marketing and stock-based compensation expenses of approximately $3,525,000 as compared to the corresponding prior year period.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees during 2011 and 2012.  SG&A as a percent of net revenue decreased from 24.8% for the year ended December 31, 2011 to 21.4% for the year ended December 31, 2012.

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $45,292,000 and $3,849,000 for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior years.  The 2013 increase is attributable to amortization of subscriber accounts acquired subsequent to December 31, 2012, including amortization of approximately $23,599,000 related to the definite lived intangible assets acquired in the Security Networks Acquisition. The 2012 increase is primarily attributable to amortization of subscriber accounts acquired subsequent to December 31, 2011.

Restructuring Charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).   The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the year ended December 31, 2013, the Company recorded $1,111,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with the 2013 Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

There were no restructuring charges recorded in continuing operations for the year ended December 31, 2012.  During 2011, the Company completed certain restructuring activities and recorded charges of $4,258,000.  The 2011 restructuring charges were in relation to 2010 and 2008 restructuring plans (the “2010 Restructuring Plan” and “2008 Restructuring Plan,” respectively).  The 2010 Restructuring Plan began in the fourth quarter of 2010, in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company, as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business.  Such charges include retention costs for employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by the Company due to the Creative/Media and Content Distribution sales.

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

The following table provides the activity and balances of the Company’s restructuring plans (amounts in thousands):

	Year ended December 31, 2013
	Opening balance	Additions	Deductions	Other		Ending balance

2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

2008 Restructuring Plan
Excess facility costs	$141	—	—	—		141

	Year ended December 31, 2012
	Opening balance	Additions	Deductions (b)	Other	Ending balance

2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	—	141

	Year ended December 31, 2011
	Opening balance	Additions	Deductions (a)	Other	Ending balance

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(5,890)	—	1,886

2008 Restructuring Plan
Severance	$9	—	(9)	—	—
Excess facility costs	211	72	(47)	—	236
Total	$220	72	(56)	—	236

(a)         Amount was recorded upon the acquisition of Security Networks.

(b)         Primarily represents cash payments.

Loss (Gain) on the Sale of Assets.  During the year ended December 31, 2013, the Company sold an equity investment which resulted in a pre-tax gain of $3,250,000.  Additionally, the Company sold certain land and building property for $9,634,000 resulting in a pre-tax gain of $2,221,000.  During the year ended December 31, 2012, the Company sold land and buildings for approximately $15,860,000, resulting in pre-tax gains of approximately $9,202,000.  In addition, the Company sold its 50% interest in an equity method investment for $1,420,000, resulting in a pre-tax loss of $532,000.  During the year ended December 31, 2011, the Company disposed of certain property and equipment, resulting in a pre-tax loss of $565,000.

Interest Expense.  Interest expense increased $24,396,000 and $28,611,000 for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior years.  The increase in interest expense for the year ended December 31, 2013 and 2012 is due to the presentation of interest cost related to the Company’s current derivative instruments and increases in the Company’s consolidated debt balance. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  The 2013 increases were offset by decreased interest rates on the Credit Facility term loans due to the March 2013 amendment to the Credit Facility agreement.  Additionally, increases in 2013 and 2012 interest expense are offset by decreases in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding prior to the March 23, 2012 refinancing exceeded debt discounts on the current outstanding debt.  Amortization of debt discount for the year ended December 31, 2013, 2012 and 2011 was $2,302,000 and $4,473,000 and $16,985,000, respectively.  Amortization of debt discount for the year ended December 31, 2013 includes the impact of the debt discount related to the beneficial conversion feature of Ascent Capital’s Convertible Notes issued in the third quarter of 2013.

Realized and Unrealized Loss on Derivative Financial Instruments.  Realized and unrealized loss on derivative financial instruments was $2,044,000 and $10,601,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease in 2012 is attributable to the March 23, 2012 settlement of Monitronics’ prior derivative instruments for which the Company did not apply hedge accounting.

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

Income Taxes from Continuing Operations.  For the year ended December 31, 2013, we had a pre-tax loss from continuing operations of $18,330,000 and income tax expense from continuing operations of $4,206,000.  For the year ended December 31, 2012, we had a pre-tax loss from continuing operations of $22,407,000 and income tax expense from continuing operations of $2,594,000.  For the year ended December 31, 2011, we had a pre-tax loss from continuing operations of $26,403,000 and an income tax expense from continuing operations of $2,498,000.  Income tax expense from continuing operations for the year ended December 31, 2013, is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition, offset by the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition.  Income tax expense from continuing operations for the year ended December 31, 2012, and 2011 is primarily attributable to Monitronics’ state tax expense.

Earnings (Loss) from Discontinued Operations, Net of Income Taxes. Earnings (loss) from discontinued operations, net of income taxes were $129,000, $(4,348,000) and $48,789,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  These amounts included the earnings and expenses of operations disposed of in prior years and the related gains or losses on those disposals.  See further information about the discontinued operations below.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to loss from continuing operations before income taxes (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Total Adjusted EBITDA	$304,474	238,771	201,768
Amortization of subscriber accounts, dealer network and other intangible assets	(208,760)	(163,468)	(159,619)
Depreciation	(8,941)	(8,404)	(7,052)
Loss on pension plan settlements	—	(6,571)	—
Stock-based and long-term incentive compensation	(8,174)	(5,298)	(4,456)
Restructuring charges	(1,111)	—	(4,258)
Security Networks acquisition related costs	(2,470)	—	—
Security Networks integration related costs	(1,264)	—	—
Impairment of assets held for sale	—	(1,692)	—
Realized and unrealized loss on derivative instruments	—	(2,044)	(10,601)
Refinancing costs	—	(6,245)	—
Interest income	3,752	4,011	671
Interest expense	(95,836)	(71,467)	(42,856)
Income tax expense from continuing operations	(4,206)	(2,594)	(2,498)
Net loss from continuing operations	$(22,536)	(25,001)	(28,901)

Adjusted EBITDA increased $65,703,000, or 27.5% for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Adjusted EBITDA increased $37,003,000, or 18.3% for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  The Monitronics business’ Adjusted EBITDA was $305,250,000, $235,675,000and $213,820,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Discontinued Operations

The consolidated financial statements and accompanying notes of Ascent Capital have been prepared reflecting the following businesses as discontinued operations for all years presented in accordance with FASB ASC Topic 205, Presentation of Financial Statements.  These businesses were operated by our wholly-owned subsidiary AMG.  AMG was primarily engaged in the business of providing content distribution and creative services to the media and entertainment industries.  The businesses of AMG were organized into two operating segments: businesses that provide content management and delivery services (“Content Services”), and businesses that provide creative services (“Creative Services”). The Content Services segment was in turn divided into three business units: (i) the content distribution business unit (“Content Distribution”), (ii) the media management services business unit (“Media Services”) and (iii) the systems integration business unit (“Systems Integration” or “SI”).

In June 2011, the Company shut down the operations of the Systems Integration business.  In connection with ceasing its operations, the Company recorded exit costs of $1,119,000 related to employee severance for the year ended December 31, 2011.

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc. (“Encompass”).  Ascent Capital received cash proceeds of approximately $104,000,000 and recorded a pre-tax gain of $66,136,000 and $6,716,000 of related income tax expense for the year ended December 31, 2011. The Creative Services business and the Media Services business units were disposed of in 2010.

Liquidity and Capital Resources

At December 31, 2013, we have $44,701,000 of cash and cash equivalents and $129,496,000 of marketable securities.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities, which are primarily generated from the operations of Monitronics.  During the years ended December 31, 2013, 2012 and 2011, our cash flow from operating activities was $212,233,000, $146,790,000 and $131,238,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2013, 2012 and 2011, we used cash of $234,914,000, $304,665,000 and $162,714,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2013, 2012 and 2011, we used cash of $9,939,000, $6,076,000, and $4,242,000, respectively, to fund our capital expenditures.

In 2013, we paid cash of $478,738,000 as part of the purchase price paid to acquire Security Networks, net of Security Networks cash on hand of $3,096,000.  The Security Networks Acquisition was funded by the proceeds of Ascent Capital’s July issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 and the proceeds of incremental term loans of $225,000,000 million issued under Monitronics’ existing credit facility, and approximately $20,000,000 of cash on hand.  In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.

During 2013, 2012 and 2011, in order to improve our investment rate of return, we purchased marketable securities primarily consisting of diversified corporate bond funds for cash of $21,770,000, $99,667,000 and $40,253,000, respectively.  In addition, the Company sold marketable securities for proceeds of approximately $33,415,000 during the year ended December 31, 2013.

On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A common stock.  No shares had been repurchased in 2013 pursuant to this authorization.

On October 25, 2013, we purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from Dr. John Malone for aggregate cash consideration of approximately $33,436,000. The Purchased Shares were cancelled and returned to the status of authorized and unissued.

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

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next three fiscal years as we begin replacing the 2G equipment used in many of our subscribers’ security systems.  We expect that these costs will be relatively small in 2014 and then increase incrementally in 2015 and 2016.  We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $205,500,000 as of December 31, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at December 31, 2013 includes the principal balance of $1,615,466,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of December 31, 2013 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2013 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $907,466,000 as of December 31, 2013 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $19,500,000 as of December 31, 2013 and becomes due on December 22, 2017.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2013 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating leases	$5,857	7,587	356	2,941	16,741
Long-term debt (a)	9,166	18,333	899,467	688,500	1,615,466
Other	19,868	220	522	8,900	29,510
Total contractual obligations	$34,891	26,140	900,345	700,341	1,661,717

(a)         Amounts reflect principal amounts owed and therefore exclude unamortized discount and premiums, net, of $34,202,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,340,954,000 net of accumulated amortization, at December 31, 2013, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics and Security Networks acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,019,000, net of allowance for doubtful accounts of $1,937,000, as of December 31, 2013.  As of December 31, 2012, our trade receivables balance was $10,891,000, net of allowance for doubtful accounts of $1,436,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $41,208,000 and $53,339,000 as of December 31, 2013 and 2012, respectively.

Valuation of Goodwill

As of December 31, 2013, we had goodwill of $526,513,000, which represents approximately 24% of total assets.  Goodwill was recorded in connection with the Monitronics and Security Networks acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2013, we have variable interest rate debt with principal amounts of $926,966,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2013, we have four outstanding derivatives with a net asset fair value of $482,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2013
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2014	$—	9,166	—	9,166
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	28,666	—	28,666
2018	(482)	870,802	—	870,320
Thereafter	—	—	688,500	688,500
Total	$(482)	926,966	688,500	1,614,984

(a)         The derivative financial instruments reflected in this column include four interest rate swaps, all with a maturity date of March 23, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2013 are as follows:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$540,375,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
143,187,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,934,673	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,934,673	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 38.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework .

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2013, Ascent Capital’s internal control over financial reporting is effectively designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on page 38 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ascent Capital Group, Inc.:

We have audited Ascent Capital Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ascent Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ascent Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ascent Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Capital Group Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 27, 2014

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$44,701	78,422
Restricted cash	40	2,640
Marketable securities, at fair value	129,496	142,587
Trade receivables, net of allowance for doubtful accounts of $1,937 in 2013 and $1,436 in 2012	13,019	10,891
Deferred income tax assets, net	7,128	3,807
Income taxes receivable	7	132
Prepaid and other current assets	8,400	15,989
Assets held for sale	1,231	7,205
Total current assets	204,022	261,673

Property and equipment, net of accumulated depreciation of $35,528 in 2013 and $30,570 in 2012	56,528	56,491
Subscriber accounts, net of accumulated amortization of $503,497 in 2013 and $308,487 in 2012	1,340,954	987,975
Dealer network and other intangible assets, net of accumulated amortization of $34,297 in 2013 and $20,580 in 2012	64,635	29,853
Goodwill	526,513	350,213
Other assets, net	32,152	22,634
Assets of discontinued operations	—	54
Total assets	$2,224,804	1,708,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,096	1,532
Accrued payroll and related liabilities	3,602	3,504
Other accrued liabilities	34,431	31,650
Deferred revenue	14,379	10,327
Holdback liability	19,758	10,818
Current portion of long-term debt	9,166	6,950
Liabilities of discontinued operations	7,136	7,369
Total current liabilities	95,568	72,150

Non-current liabilities:
Long-term debt	1,572,098	1,101,433
Long-term holdback liability	6,698	—
Derivative financial instruments	2,013	12,359
Deferred income tax liability, net	16,798	8,187
Other liabilities	17,808	6,161
Total liabilities	1,710,983	1,200,290

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,672,674 and 13,389,821 shares at December 31, 2013 and December 31, 2012, respectively	137	134
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,212 and 737,166 shares at December 31, 2013 and December 31, 2012, respectively	4	7
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,470,056	1,453,700
Accumulated deficit	(958,115)	(935,708)
Accumulated other comprehensive income (loss), net	1,739	(9,530)
Total stockholders’ equity	513,821	508,603
Total liabilities and stockholders’ equity	$2,224,804	1,708,893

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except per share amounts

	Year ended December 31,
	2013	2012	2011

Net revenue	$451,033	344,953	311,898
Operating expenses:
Cost of services	74,136	49,978	40,699
Selling, general, and administrative, including stock-based and long-term compensation	92,002	73,868	77,364
Amortization of subscriber accounts, dealer network and other intangible assets	208,760	163,468	159,619
Depreciation	8,941	8,404	7,052
Restructuring charges	1,111	—	4,258
Loss (gain) on sale of operating assets, net	(5,473)	(8,670)	565
Loss on pension plan settlements	—	6,571	—
Impairment of assets held for sale	—	1,692	—
	379,477	295,311	289,557

Operating income	71,556	49,642	22,341

Other income (expense):
Interest income	3,752	4,011	671
Interest expense	(95,836)	(71,467)	(42,856)
Realized and unrealized loss on derivative financial instruments	—	(2,044)	(10,601)
Refinancing expense	—	(6,245)	—
Other income, net	2,198	3,696	4,042
	(89,886)	(72,049)	(48,744)

Loss from continuing operations before income taxes	(18,330)	(22,407)	(26,403)
Income tax expense from continuing operations	(4,206)	(2,594)	(2,498)
Net loss from continuing operations	(22,536)	(25,001)	(28,901)

Discontinued operations:
Earnings (loss) from discontinued operations	169	(3,742)	48,836
Income tax expense from discontinued operations	(40)	(606)	(47)
Earnings (loss) from discontinued operations, net of income taxes	129	(4,348)	48,789

Net income (loss)	(22,407)	(29,349)	19,888

Other comprehensive income (loss):
Foreign currency translation adjustments	121	256	(2,950)
Unrealized holding gain (loss), net of income tax	(1,169)	2,543	124
Unrealized gain (loss) on derivative contracts, net	12,317	(12,243)	—
Pension liability adjustment	—	4,690	863
Total other comprehensive income (loss)	11,269	(4,754)	(1,963)

Comprehensive income (loss)	$(11,138)	(34,103)	17,925

Basic and diluted earnings (loss) per share
Continuing operations	$(1.62)	(1.78)	(2.03)
Discontinued operations	0.01	(0.31)	3.43
Net income (loss)	$(1.61)	(2.09)	1.40

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Amounts in thousands

	Year ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(22,407)	(29,349)	19,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	(129)	4,348	(48,789)
Amortization of subscriber accounts, dealer network and other intangible assets	208,760	163,468	159,619
Depreciation	8,941	8,404	7,052
Stock-based compensation	8,174	5,298	4,732
Deferred income tax expense	1,139	436	169
Unrealized (gain) loss on derivative financial instruments	—	(6,793)	(28,044)
Refinancing expense	—	6,245	—
Long-term debt discount amortization	2,302	4,473	16,985
Loss (gain) on sale of assets, net	(5,473)	(8,670)	565
Loss on pension plan settlements	—	6,571	—
Impairment of assets held for sale	—	1,692	—
Other non-cash activity, net	11,028	9,066	6,428
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(8,165)	(5,778)	(5,365)
Prepaid expenses and other assets	8,638	(3,579)	225
Payables and other liabilities	(525)	3,930	(3,785)
Operating activities from discontinued operations, net	(50)	(12,972)	1,558
Net cash provided by operating activities	212,233	146,790	131,238

Cash flows from investing activities:
Capital expenditures	(9,939)	(6,076)	(4,242)
Cost of subscriber accounts acquired	(234,914)	(304,665)	(162,714)
Cash paid for acquisitions, net of cash acquired	(478,738)	—	—
Purchases of marketable securities	(21,770)	(99,667)	(40,253)
Proceeds from sales of marketable securities	33,415	—	—
Decrease in restricted cash	2,600	55,963	4,719
Proceeds from the sale of discontinued operations	—	—	99,488
Proceeds from the sale of operating assets	12,886	17,280	—
Other investing activities	(100)	—	—
Investing activities from discontinued operations, net	—	—	(3,196)
Net cash used in investing activities	(696,560)	(337,165)	(106,198)

Cash flows from financing activities:
Proceeds from long-term debt	639,075	1,277,900	78,800
Payments on long-term debt	(138,048)	(1,133,387)	(59,800)
Payments of financing costs	(11,136)	(46,721)	—
Stock option exercises	171	327	1,291
Purchases and retirement of common stock	(33,436)	(12,880)	(11,488)
Bond hedge and warrant transactions, net	(6,107)	—	—
Other financing activities, net	87	—	—
Financing activities from discontinued operations, net	—	—	(142)
Net cash provided by financing activities	450,606	85,239	8,661
Net increase (decrease) in cash and cash equivalents	(33,721)	(105,136)	33,701
Cash and cash equivalents at beginning of year	78,422	183,558	149,857
Cash and cash equivalents at end of year	$44,701	78,422	183,558

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

	Preferred	Common Stock			Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders
	stock	Series A	Series B	Series C	Capital	deficit	income (loss)	equity

Balance at December 31, 2010	$—	136	7	—	1,467,757	(926,247)	(2,813)	538,840
Net income (loss)	—	—	—	—	—	19,888	—	19,888
Other comprehensive income (loss)	—	—	—	—	—	—	(1,963)	(1,963)
Stock repurchases	—	(2)	—	—	(11,486)	—	—	(11,488)
Stock-based compensation	—	—	—	—	4,732	—	—	4,732
Stock option exercises	—	1	—	—	1,290	—	—	1,291
Shares withheld for tax liability	—	—	—	—	(622)	—	—	(622)
Balance at December 31, 2011	—	135	7	—	1,461,671	(906,359)	(4,776)	550,678
Net income (loss)	—	—	—	—	—	(29,349)	—	(29,349)
Other comprehensive income (loss)	—	—	—	—	—	—	(4,754)	(4,754)
Stock repurchases	—	(2)	—	—	(12,878)	—	—	(12,880)
Stock-based compensation	—	—	—	—	5,298	—	—	5,298
Stock awards and option exercises	—	1	—	—	326	—	—	327
Shares withheld for tax liability	—	—	—	—	(717)	—	—	(717)
Balance at December 31, 2012	—	134	7	—	1,453,700	(935,708)	(9,530)	508,603
Net income (loss)	—	—	—	—	—	(22,407)	—	(22,407)
Other comprehensive income (loss)	—	—	—	—	—	—	11,269	11,269
Repurchases and retirement of Series B shares	—	—	(3)	—	(33,433)	—	—	(33,436)
Stock-based compensation	—	—	—	—	8,174	—	—	8,174
Stock awards and option exercises	—	—	—	—	171	—	—	171
Shares withheld for tax liability	—	—	—	—	(1,026)	—	—	(1,026)
Stock issued as consideration for the Security Networks Acquisition	—	3	—	—	18,720	—	—	18,723
Value of beneficial conversion option on the issuance of 4.00% Convertible notes, net of the equity component of debt issuance costs	—	—	—	—	29,857	—	—	29,857
Bond Hedge and Warrant Transactions, net	—	—	—	—	(6,107)	—	—	(6,107)
Balance at December 31, 2013	$—	137	4	—	1,470,056	(958,115)	1,739	513,821

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Monitronics Acquisition”).  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  Monitronics is the primary, wholly-owned, operating subsidiary of the Company.  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States of America (the “U.S.”) and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

The consolidated financial statements contained in this Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)  Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  Monitronics performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  Monitronics has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2013 and 2012 was $1,937,000 and $1,436,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2013	$1,436	7,342	(6,841)	1,937
2012	$1,815	5,860	(6,239)	1,436
2011	$250	5,484	(3,919)	1,815

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Monitronics performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the subscriber accounts that are acquired.  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising Monitronics’ customer base.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  For information related to the fair value of the Company’s convertible senior notes, see note 12 below. The Company’s other debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 14, Fair Value Measurements, for further fair value information around the Company’s debt instruments.

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

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and the Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics and the Security Networks Acquisition, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $195,010,000, $153,388,000 and $149,539,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Based on subscriber accounts held at December 31, 2013, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2014	$216,709
2015	181,689
2016	152,377
2017	127,808
2018	107,192

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

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition and the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets will be amortized on a straight-line basis over their estimated useful lives of five years.  Amortization of dealer network and other intangible assets was $13,717,000, $10,080,000 and $10,080,000 for the fiscal years ended December 31, 2013, 2012 and 2010, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the assets may not be recoverable or the lives should be shortened.

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

Holdback Liability

The Company typically withholds payment of a designated percentage of the acquisition cost when it acquires subscriber accounts from dealers.  The withheld funds are recorded as a liability until the guarantee period provided by the dealer has expired.  The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by Monitronics and its subsidiaries.  Revenue related to alarm monitoring services is recognized ratably over the life of the contract.  Revenue related to maintenance and other services is recognized as the services are rendered.  Deferred revenue includes payments for monitoring services to be provided in future periods.

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

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities, including the Company’s outstanding stock options, unvested restricted stock, convertible notes and warrant transactions using the treasury stock method.

For the years ended December 31, 2013, 2012 and 2011, diluted EPS is computed the same as basic EPS since the Company recorded a loss from continuing operations, which would make potentially dilutive securities antidilutive.  Diluted shares outstanding excluded 1,524,539 stock options and unvested restricted shares for the year ended December 31, 2013 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 1,170,425 stock options, unvested restricted shares and rights to acquire restricted shares for the year ended December 31, 2012 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 717,354 stock options and unvested restricted shares for the year ended December 31, 2011, because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2013	2012	2011

Weighted average Series A and Series B shares	13,926,832	14,026,102	14,195,834

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, convertible debt arrangements, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

Supplemental Cash Flow Information

For the years ended December 31, 2013, 2012 and 2011, net cash received (paid) for income taxes was $(2,464,000), $(2,048,000) and $9,060,000, respectively.  For the years ended December 31, 2013, 2012, and 2011, net cash paid for interest was $88,252,000, $52,327,000 and $24,559,000, respectively.

(3)  Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2013 that are expected to have a material impact on the Company.

(4)  Correction of Immaterial Error

During the fourth quarter of 2013, the Company identified errors related to certain state tax matters, including sales and use taxes, resulting in an understatement of loss from continuing operations related to the Monitronics for the years ended December 31, 2010 through December 31, 2012.  Management considered both the quantitative and qualitative factors within the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Based on evaluation of the error, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior periods.  In doing so, balances in the consolidated financial statements included in this Form 10-K have been adjusted to reflect the correction in the proper periods.  Future filings that include prior periods will be corrected, as needed, when filed.

The effect of recording the immaterial correction in the consolidated financial statements as of December 31, 2012 and 2011 is as follows (amounts in thousands, except per share amounts):

	For the year ended December 31, 2012
	As Reported	As Revised

Deferred income taxes, net	$3,780	3,807
Total current assets	261,646	261,673
Goodwill	349,227	350,213
Total assets	1,707,880	1,708,893
Other accrued liabilities	29,313	31,650
Total current liabilities	69,813	72,150
Other liabilities (non-current)	5,990	6,161
Total liabilities	1,197,782	1,200,290
Accumulated deficit	(934,213)	(935,708)
Total stockholders’ equity	510,098	508,603
Total liabilities and stockholders’ equity	1,707,880	1,708,893

Cost of services	49,791	49,978
Selling, general, and administrative, including stock-based and long-term compensation	73,389	73,868
Operating income	50,308	49,642
Interest expense	71,390	71,467
Loss from continuing operations before income taxes	(21,664)	(22,407)
Income tax expense from continuing operations	2,591	2,594
Net loss from continuing operations	(24,255)	(25,001)
Net loss	(28,603)	(29,349)
Comprehensive loss	(33,357)	(34,103)

Basic and diluted loss per share:
Continuing operations	$(1.73)	(1.78)
Net loss	(2.04)	(2.09)

	For the year ended December 31, 2011
	As Reported	As Revised

Accumulated deficit	$(905,610)	(906,359)
Total stockholders’ equity	551,427	550,678

Cost of services	40,553	40,699
Selling, general, and administrative, including stock-based and long-term compensation	76,845	77,364
Operating income	23,006	22,341
Interest expense	42,813	42,856
Loss from continuing operations before income taxes	(25,695)	(26,403)
Income tax expense from continuing operations	2,457	2,498
Net loss from continuing operations	(28,152)	(28,901)
Net income	20,637	19,888
Comprehensive income	18,674	17,925

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.98)	(2.03)
Net income	1.45	1.40

(5)  Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

The cash portion of the Security Networks purchase price was funded by cash on hand at Ascent Capital, the proceeds of Ascent Capital’s July issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ July issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 and the proceeds of incremental term loans of $225,000,000 issued under Monitronics’ existing credit facility.  See note 12, Long-Term Debt for further information on the debt obligations.

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

Cash	$3,096
Trade receivables	1,305
Other current assets	1,677
Property and equipment	1,404
Subscriber accounts	307,800
Dealer network and other intangible assets	48,500
Goodwill	176,300
Holdback liability, current and non-current	(9,620)
Deferred income tax liabilities	(4,108)
Other current and non-current liabilities	(25,797)
Fair value of consideration	$500,557

The Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013 (the “September 2013 10-Q”), included an initial allocation of the purchase price based on preliminary data.  Subsequent to filing the Company’s September 2013 10-Q, an adjustment was made to increase goodwill by $3,267,000. The increase to goodwill is primarily related to the inclusion of $4,108,000 of estimated deferred income tax liabilities in the allocation, offset by the decrease of the Security Networks Purchase Price as discussed above.  Other adjustments relate to the finalization of certain assumptions and estimates used to determine the fair value of acquired assets and assumed liabilities. These adjustments resulted in an $82,000 decrease in other current assets, a $100,000 increase to subscriber accounts and a $234,000 increase in other current and non-current liabilities, including the holdback liability.

The preliminary estimates of fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes obtaining the Security Networks final short period federal and state income tax returns for 2013, which are expected to be filed in 2014.

Goodwill in the amount of $176,300,000 was recognized in connection with the Security Networks Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized, including deferred taxes, and represents the value to Monitronics for Security Networks’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  Approximately $141,607,000 of the goodwill is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the Security Networks Acquisition are amortized using the 14-year 235% declining balance method.  The dealer network and other intangible assets acquired, which consist of non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of five years.

Ascent Capital’s results of operations for the year ended December 31, 2013 include the operations of the Security Networks business from the Closing Date. For the year ended December 31, 2013, net revenue and operating loss attributable to Security Networks was $39,997,000 and $74,000, respectively.  Net revenue attributable to Security Networks for the year ended reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

As of December 31, 2013, Ascent Capital has incurred $2,470,000 of legal and professional services expense and other costs related to the Security Networks Acquisition, which are included in Selling, general, and administrative expense in the consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro forma information for Ascent Capital, which includes the historical operating results of Security Networks prior to ownership by Monitronics. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Year ended December 31,
	2013	2012
	(amounts in thousands, except per share amounts)
As reported:
Net revenue	$451,033 (a)	344,943
Net loss from continuing operations	(22,536)	(25,001)
Basic and diluted net loss from continuing operations per share	(1.62)	(1.78)

Supplemental pro-forma:
Net revenue	$515,792	420,716 (b)
Net loss from continuing operations (c)	(36,303)	(79,449)
Basic and diluted net loss from continuing operations per share	(2.58)	(5.56)

(a)         As reported net revenue year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         Pro-forma net revenue for the year ended December 31, 2012 reflects the negative impact of a $2,715,000 fair value adjustment that would have reduced deferred revenue acquired in the Security Networks Acquisition.

(c)          The pro-forma net loss from continuing operations amounts for the year ended December 31, 2013 include non-recurring acquisition costs incurred by Monitronics of $2,470,000.

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

On February 28, 2011, Ascent Capital completed the sale of 100% of the Content Distribution business to Encompass Digital Media, Inc. (“Encompass”).  Ascent Capital received cash proceeds of approximately $104,000,000 and recorded a pre-tax gain of $66,136,000 and $6,716,000 of related income tax expense for the year ended December 31, 2011. The Creative Services business and the Media Services business unit were disposed of in 2010.

The following table presents the results of operations of the discontinued operations that are included in Income (loss) from discontinued operations, net of income tax (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenue	$—	—	24,183
Income (loss) before income taxes (a)	$169	(3,742)	48,836

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

(7)  Investments in Marketable Securities

The Company currently holds marketable securities consisting primarily of diversified corporate bond funds.  The following table presents the activity of these investments, which were classified as available-for-sale securities (amounts in thousands):

	Year ended December 31,
	2013	2012

Beginning Balance	$142,587	40,377
Purchases	21,770	99,667
Sales at cost basis (a)	(33,692)	—
Realized and unrealized gains (losses), net	(1,169)	2,543
Ending Balance	$129,496	142,587

(a)         For the year ended December 31, 2013, total proceeds from the sales of marketable securities were $33,415,000, resulting in a pre-tax loss of $277,000.

The following table presents the net after-tax unrealized and realized gains on the investment in marketable securities that were recorded into Accumulated other comprehensive loss on the consolidated balance sheet and in Other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Year ended December 31,
	2013	2012
Accumulated other comprehensive income (loss)
Beginning Balance	$2,667	124
Unrealized gains (losses), net of income tax of $0	(1,446)	2,543
Realized loss, net recognized into earnings, net of income tax of $0 (a)	277	—
Ending Balance	$1,498	2,667

(a)         The realized loss, net on the sale of marketable securities for the year ended December 31, 2013 is included in Other income, net on the consolidated statements of operations and comprehensive income (loss).

(8)  Assets Held for Sale

In 2013, the Company reclassified $2,500,000 of land and building, net of accumulated depreciation, to Assets held for sale on the consolidated balance sheet.  Additionally, for the year ended December 31, 2013, the Company completed sales of certain assets held for sale with a carrying value of $8,474,000, resulting in a gain on disposition of approximately $2,221,000.  At December 31, 2013, the Company has $1,231,000 classified as assets held for sale on the consolidated balance sheet.  The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(9)  Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2013	2012

Property and equipment, net:
Land	$21,644	23,170
Buildings and leasehold improvements	31,423	35,206
Machinery and equipment	38,989	28,685
	92,056	87,061
Accumulated depreciation	(35,528)	(30,570)
	$56,528	56,491

Depreciation expense for property and equipment was $8,941,000, $8,404,000 and $7,052,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(10)  Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2011	$350,213
Period activity	—
Balance at December 31, 2012	350, 213
Security Networks Acquisition	176,300
Balance at December 31, 2013	$526,513

In connection with the Company’s 2013 annual goodwill impairment analysis, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(11)  Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012

Interest payable	$15,455	9,624
Income taxes payable	2,744	2,388
Legal accrual	1,378	9,785
Other	14,854	9,853
Total other accrued liabilities	$34,431	31,650

(12)  Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2013	December 31, 2012

Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$74,189	$—
Monitronics 9.125% Senior Notes due April 1, 2020	585,282	410,000
Monitronics term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	902,293	685,583
Monitronics $225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	19,500	12,800
	1,581,264	1,108,383
Less current portion of long-term debt	(9,166)	(6,950)
Long-term debt	$1,572,098	$1,101,433

(a)         The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

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

The Convertible Notes are within the scope of FASB ASC Topic 470 Subtopic 20, Debt with Conversion and Other Options (“FASB ASC 470-20”), and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in FASB ASC 815 Subtopic 40, Contracts in an Entity’s Own Equity (“FASB ASC 815-40”).  Accordingly, upon issuance, the Company estimated fair value of the liability component as $72,764,000, with the remaining excess amount of $30,736,000 allocated to the equity component. The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

As of December 31, 2013

Principal	$103,500
Unamortized discount	(29,311)
Carrying value	$74,189

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $1,897,500 on the Convertible Notes for the year ended December 31, 2013.  The Company amortized $1,425,000 of the Convertible Notes debt discount into interest expense for the year ended December 31, 2013.

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

Ascent Capital purchased the bond hedge call option for $20,318,000 and received $14,211,000 in proceeds from the sale of the warrants, resulting in a net cost for the Bond Hedge Transactions and the Warrant Transactions of $6,107,000.  In accordance with FASB ASC 815-40, the fair value of the Bond Hedge and Warrant Transactions was recognized in Additional paid-in capital on the consolidated balance sheet.

Senior Notes

On March 23, 2012, Monitronics closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Existing Senior Notes”).  In August 2012, Monitronics completed an exchange of the Existing Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

On July 17, 2013, an additional $175,000,000 of 9.125% Senior Notes (the “New Senior Notes”) were issued by Monitronics Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Ascent Capital. The proceeds from this offering were placed in escrow and were released upon the Closing Date.  Upon the Closing Date, the Escrow Issuer was merged into Monitronics and Monitronics assumed the New Senior Notes (the New Senior Notes, together with the Existing Senior Notes, are collectively referred to as the “Senior Notes”).  In December 2013, Monitronics completed an exchange of the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The Senior Notes mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.

The Senior Notes are guaranteed by all of Monitronics’ existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes.

In the third quarter of 2013, Ascent Capital purchased $5,000,000 in aggregate principal amount of Monitronics’ Senior Notes (“Ascent Acquired Senior Notes”).  As a result of this transaction, a loss of $200,000 was recognized for the premium paid upon purchasing the Ascent Acquired Senior Notes.  The loss is presented in Other income, net on the consolidated statements of operations and other comprehensive income (loss) for year ended December 31, 2013.  The Ascent Acquired Senior Notes were subsequently sold in the fourth quarter of 2013 for a gain of approximately $287,000.  The gain was recorded as a premium on the Senior Notes on Ascent Capital’s balance sheet and will be amortized as a credit to interest expense over the remaining maturity of the Monitronics’ Senior Notes utilizing the effective interest rate method.

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

On August 16, 2013, in connection with the Security Networks Acquisition, Monitronics entered into a third amendment (“Amendment No. 3”) to the Credit Agreement to provide for, among other things, (i) an increase in the commitments under the revolving credit facility in a principal amount of $75,000,000, resulting in an aggregate principal amount of $225,000,000, (ii) new term loans in an aggregate principal amount of $225,000,000 (the “Incremental Term Loans”) at a 0.5% discount and (iii) certain other amendments to the Credit Agreement, each as set forth in Amendment No. 3 (the Credit Agreement together with Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Credit Facility”).

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of December 31, 2013, $205,500,000 is available for borrowing under the revolving credit facility.

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

As of December 31, 2013, the Company has deferred financing costs, net of accumulated amortization, of $27,306,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.  In accordance with FASB ASC 470-20, we allocated approximately $879,000 of the Convertible Notes issuance costs to the equity component and recorded the amount as a reduction of Additional paid-in capital on the consolidated balance sheet.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the year ended December 31, 2012, are as follows (amounts in thousands):

For the year ended
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

The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 13, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Convertible Senior Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2013, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2014	$9,166
2015	9,166
2016	9,166
2017	28,666
2018	870,802
2019	—
Thereafter	688,500
Total principal payments	1,615,466
Less:
Unamortized discount and premiums, net	34,202
Total debt on consolidated balance sheet	$1,581,264

(13)  Derivatives

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

At December 31, 2013, derivative financial instruments include one interest rate swap with a fair value of $2,495,000, that constitute an asset of the Company and three interest rate swaps with a fair value $2,013,000 that constitute a liability of the Company.  At December 31, 2012, derivative financial instruments include an interest rate swap with a fair value of $116,000, that constitutes an asset of the Company, and an interest rate swap with a fair value of $12,359,000, that constitutes a liability of the Company.  The Swaps are included in Other Assets, net and Derivative financial instruments on the consolidated balance sheets.  For the years ended December 31, 2013 and 2012, all of the outstanding Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $5,044,000.

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

The objective of the swap derivative instruments was to reduce the risk associated with Monitronics’ term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As of December 31, 2013, 2012 and 2011, no such amounts were offset.

The Swaps’ outstanding notional balance as of December 31, 2013 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$540,375,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
143,187,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,934,673	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,934,673	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	For the year ended December 31,
	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$7,014	(15,715)

Effective portion of loss reclassified from Accumulated other comprehensive loss into Net income (a)	$(5,303)	(3,472)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$24	—

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the Refinancing, Monitronics terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the year ended December 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

For the year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value.

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

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
2013
Money market funds (a)	$27,710	—	—	27,710
Investments in marketable securities (b)	124,921	4,575	—	129,496
Derivative financial instruments - assets	—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$152,631	5,057	—	157,688

2012
Money market funds (a)	$2,705	—	—	2,705
Investments in marketable securities (b)	142,587	—	—	142,587
Derivative financial instruments - assets	—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$145,292	(12,243)	—	133,049

(a)         Included in Cash and cash equivalents on the consolidated balance sheet.

(b)         Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that the December 31, 2013 derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Year Ended December 31,
	2013	2012
Derivative financial instruments — liabilities
Beginning balance	$—	$(16,959)
Unrealized gain	—	16,959
Ending balance	$—	$—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2013	December 31, 2012

Long term debt, including current portion:
Carrying value	$1,581,264	$1,108,383
Fair value (a)	1,667,671	1,130,978

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(15)  Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the year ended December 31, 2013, the Company recorded $1,111,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with the 2013 Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

There were no restructuring charges recorded in continuing operations for the year ended December 31, 2012.  During 2011, the Company completed certain restructuring activities and recorded charges of $4,258,000.  The 2011 restructuring charges were in relation to 2010 and 2008 restructuring plans (the “2010 Restructuring Plan” and “2008 Restructuring Plan,” respectively).  The 2010 Restructuring Plan began in the fourth quarter of 2010, in conjunction with the expected sales of the Creative/Media and Content Distribution businesses.  The 2010 Restructuring Plan was implemented to meet the changing strategic needs of the Company, as it sold most of its media and entertainment assets and acquired Monitronics, an alarm monitoring business.  Such charges include retention costs for employees to remain employed until the sales were complete, severance costs for certain employees and costs for facilities that were no longer being used by the Company due to the Creative/Media and Content Distribution sales.

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

The following table provides the activity and balances of the Company’s restructuring plans (amounts in thousands):

	Year ended December 31, 2013
	Opening balance	Additions	Deductions (b)	Other		Ending balance

2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

2008 Restructuring Plan
Excess facility costs	$141	—	—	—		141

	Year ended December 31, 2012
	Opening balance	Additions	Deductions (b)	Other	Ending balance
2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	—	141

	Year ended December 31, 2011
	Opening balance	Additions	Deductions (a)	Other	Ending balance

2010 Restructuring Plan
Severance and retention	$3,590	4,186	(5,890)	—	1,886

2008 Restructuring Plan
Severance	$9	—	(9)	—	—
Excess facility costs	211	72	(47)	—	236
Total	$220	72	(56)	—	236

(a)         Amount was recorded upon the acquisition of Security Networks.

(b)         Primarily represents cash payments.

(16)  Income Taxes

Components of pretax loss from continuing operations by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Domestic	$(18,625)	(22,727)	(21,145)
Foreign	295	320	(5,258)
Loss from continuing operations before taxes	$(18,330)	(22,407)	(26,403)

The Company’s income tax benefit (expense) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	89	350
State	(2,953)	(2,310)	(2,458)
Foreign	(114)	63	—
	(3,067)	(2,158)	(2,108)
Deferred:
Federal	2,407	(405)	(380)
State	(3,596)	(8)	(10)
Foreign	50	(23)	—
	(1,139)	(436)	(390)
Total income tax expense from continuing operations	$(4,206)	(2,594)	(2,498)

Total income tax expense from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Computed expected tax benefit	$6,416	7,842	9,241
State and local income taxes, net of federal benefit	(4,257)	(1,507)	(1,604)
Change in valuation allowance affecting income tax expense	(3,281)	(8,745)	(7,698)
Income (expense) not resulting in tax impact	(1,539)	92	(596)
Tax amortization of indefinite-lived assets	(1,481)	(431)	(155)
Other, net	(64)	155	(1,686)
Income tax expense	$(4,206)	(2,594)	(2,498)

Components of deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2013	2012
Current assets:
Accounts receivable reserves	$1,224	675
Accrued liabilities	12,099	9,748
Other	—	592
Total current deferred tax assets	13,323	11,015
Valuation allowance	(3,766)	(5,337)
	9,557	5,678
Noncurrent assets:
Net operating loss carryforwards	133,929	102,234
Derivative financial instruments	—	4,308
Other	8,704	4,792
Total noncurrent deferred tax assets	142,633	111,334
Valuation allowance	(37,442)	(48,002)
	105,191	63,332
Deferred tax assets, net	114,748	69,010

Current liabilities:
Other	(2,429)	(1,871)
Noncurrent liabilities:
Intangible assets	(110,164)	(70,634)
Convertible notes	(10,745)	—
Property, plant and equipment	(1,050)	(885)
Other	(30)	—
	(121,989)	(71,519)
Total deferred tax liabilities	(124,418)	(73,390)
Net deferred tax assets (liabilities)	$(9,670)	(4,380)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (amounts in thousands):

	As of December 31,
	2013	2012

Current deferred income tax assets, net	$7,128	3,807
Long-term deferred income tax liabilities, net	(16,798)	(8,187)
Net deferred tax assets (liabilities)	$(9,670)	(4,380)

For the year ended December 31, 2013, the valuation allowance decreased by $12,131,000.  The change in the valuation allowance is attributable to an increase of $3,281,000 related to income tax expense, which includes the impact of a reduction of Monitronics’ valuation allowance of $3,887,000 in connection with the acquisition of Security Networks, offset by an increase in deferred tax liabilities of $10,745,000 related to the Convertible Notes, a decrease of $4,334,000 related to changes in the derivative fair values recorded in other comprehensive income and $333,000 of other adjustments.

The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of both incentive stock option stock and stock acquired from the Company’s incentive plans, for 2013 and 2012 in the amount of $3,799,000 and $2,592,000, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss (“NOL”) carryforwards, but are included with the federal and state NOL carryforwards disclosed in this footnote.

At December 31, 2013, the Company has $382,585,000, $51,023,000 and $70,047,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively.  The federal net operating losses expire at various times from 2024 through 2033.  The state net operating loss carryforwards will expire during the years 2014 through 2033.  Approximately $130,367,000 of the Company’s net operating losses are subject to IRC Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2018.  The Company also has $1,070,000 of state credits that will expire through year 2026.

As of December 31, 2013, the 2010 to 2012 tax years remain open to examination by the IRS.  The Company’s income tax returns for the periods of September 18, 2008 through December 31, 2011, as well as the periods July 21, 2005 through September 17, 2008, when the Company was included in the consolidated income tax returns of DHC, remain subject to examination by the IRS and state authorities.  The Company’s foreign tax returns subsequent to 2009 are open for review by the foreign taxing authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
As of the beginning of the year	$247	410	382
Increase related to acquisitions	—	—	—
Increases for tax positions of current years	—	—	40
Reductions for tax positions of prior years	—	(163)	—
Foreign currency exchange adjustments	—	—	(12)
As of the end of the year	$247	247	410

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2013 accrued interest and penalties related to uncertain tax positions were approximately $55,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(17)  Stock-based and Long-Term Compensation

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

Stock Options

The Company makes awards of non-qualified stock options for Ascent Capital Series A common stock to the Company’s executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A common stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years.

The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. The weighted average assumptions used in the model are as follows (no options were granted in 2013):

	2013	2012	2011

Risk-free interest rate	—	0.66%	1.56%
Estimated life in years	—	5.36	5.22
Dividend yield	—	0%	0%
Volatility	—	40.16%	39.81%

The following table presents the number and weighted average exercise price (“WAEP”) of outstanding options to purchase Ascent Capital Series A common stock:

	Series A
	common stock	WAEP

Outstanding at January 1, 2013	1,308,616	$41.55
Granted	—	$—
Exercised	(3,605)	$48.93
Forfeited	(16,875)	$49.37
Outstanding at December 31, 2013	1,288,136	$41.42

Exercisable at December 31, 2013	670,139	$27.39

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2013 was $56,852,000 and $38,957,000, respectively.  The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2013 was 5.0 years and 4.6 years, respectively.

Restricted Stock Awards

The Company makes awards of restricted stock for its common stock to the Company’s executives and certain employees.  Substantially all of these awards have been for its Series A common stock.  The fair values for the restricted stock awards are the closing price of Ascent Capital Series A common stock on the applicable dates of grants.  The awards generally vest over two to five years.

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV

Outstanding at January 1, 2013	241,175	$52.98
Granted (a)	42,804	$78.95
Vested	(42,268)	$79.27
Cancelled	(5,308)	$45.74
Outstanding at December 31, 2013	236,403	$57.32

(a)         Restricted stock awards granted include 12,739 restricted stock awards that were granted as payment of a portion of certain key executives 2013 annual performance bonus.  These awards were granted and fully vested in December of 2013.

There were no outstanding Series B restricted stock awards as of December 31, 2013.

As of December 31, 2013, the total compensation cost related to unvested equity awards was approximately $19,946,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 4 years.

(18)  Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2013, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A common stock are entitled to one vote for each share held, and holders of Ascent Capital Series B common stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C common stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2013, 13,672,674 shares of Series A common stock were outstanding and 384,212 shares of Series B common stock were outstanding.  Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.  As of December 31, 2013, no shares of Ascent Capital Series C common stock were issued.

On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A common stock (“2013 Share Repurchase Authorization”).  As of December 31, 2013, no shares had been repurchased pursuant to 2013 Share Repurchase Authorization.

On October 25, 2013, the Company purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from Dr. John Malone for aggregate cash consideration of approximately $33,436,000.  The Purchased Shares were cancelled and returned to the status of authorized and unissued.

On June 16, 2011, the Company’s Board of Directors authorized the repurchase of up to $25,000,000 of its Series A common stock (“2011 Share Repurchase Authorization”).  During 2012, the Company repurchased 234,728 shares of its Series A common stock at an average purchase price of $54.87 per share, respectively, for a total of approximately $12,880,000 pursuant to the 2011 Share Repurchase Authorization.  During 2011, the Company repurchased 269,659 shares of its Series A common stock at an average purchase price of $42.60 per share for a total of approximately $11,488,000 pursuant to the 2011 Share Repurchase Authorization.  These shares were returned to authorized and unissued, reducing the number of shares outstanding.

The following table presents the activity in the Series A and Series B common stock:

	Series A	Series B
	common stock	common stock

Balance at December 31, 2010	13,553,251	733,599
Conversion from Series B to Series A shares	2,734	(2,734)
Issuance of restricted stock	148,654	9,029
Restricted stock cancelled for tax withholding	(14,846)	—
Repurchase and retirement of Series A shares	(269,659)
Stock option exercises	51,460	—
Balance at December 31, 2011	13,471,594	739,894
Conversion from Series B to Series A shares	2,728	(2,728)
Issuance of restricted stock	154,556	—
Restricted stock cancelled for forfeitures and tax withholding	(21,284)	—
Repurchase and retirement of Series A shares	(234,728)	—
Stock option exercises	16,955	—
Balance at December 31, 2012	13,389,821	737,166
Conversion from Series B to Series A shares	1,220	(1,220)
Issuance of restricted stock	42,804	—
Restricted stock cancelled for forfeitures and tax withholding	(18,035)	—
Stock option exercises	3,531	—
Stock issuance as consideration for Security Networks Acquisition	253,333	—
Repurchases and retirement of Series B shares	—	(351,734)
Balance at December 31, 2013	13,672,674	384,212

As of December 31, 2013, there were 1,288,136 shares of Ascent Capital Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

Other Comprehensive Income (Loss)

Accumulated other comprehensive loss included in the consolidated balance sheets and consolidated statement of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and pension adjustments.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains and Losses, net (b)	Unrealized Gains and Losses on Derivative Instruments, net (c)	Pension Adjustments (d)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$2,740	—	—	(5,553)	(2,813)
Gain (loss) through Accumulated other comprehensive loss	(2,950)	124	—	275	(2,551)
Reclassifications of loss (gains) into net income	—	—	—	588	588
Balance at December 31, 2011	(210)	124	—	(4,690)	(4,776)
Gain (loss) through Accumulated other comprehensive loss	256	2,543	(15,715)	139	(12,777)
Reclassifications of loss (gains) into net income	—	—	3,472	4,551	8,023
Balance at December 31, 2012	46	2,667	(12,243)	—	(9,530)
Gain (loss) through Accumulated other comprehensive loss	121	(1,446)	7,014	—	5,689
Reclassifications of loss (gains) into net income	—	277	5,303	—	5,580
Balance at December 31, 2013	$167	1,498	74	—	1,739

(a)         No income taxes were recorded on foreign currency translation amounts for 2013, 2012 and 2011 because the Company is subject to a full valuation allowance.

(b)         No income taxes were recorded on the December 31, 2013, 2012 and 2011 unrealized holding gains because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Other income, net on the consolidated statement of operations.  See note 7, Investments in Marketable Securities, for further information.

(c)          No income taxes were recorded unrealized loss on derivative instrument amounts for 2013 and 2012 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 13, Derivatives, for further information.

(d)         No income taxes were recorded on the pension adjustment for 2012 and 2011 because the Company is subject to a full valuation allowance.  For the year ended December 31, 2012, $231,000 of the amounts reclassified into net income is included in Selling, general, and administrative expense on the condensed consolidated statement of operations.  The remaining $4,320,000 is included in Loss on pension plan settlements on the condensed consolidated statement of operations.  For the year ended December 31, 2011, amounts reclassified into net income are included in Selling, general, and administrative expense on the condensed consolidated statement of operations.  See note 19, Employee Benefit Plans, for further information.

(19)  Employee Benefit Plans

Defined Contribution Plan

The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2013, 2012 and 2011 was $125,000, $113,000 and $128,000, respectively.

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

The obligations and funded status of the defined benefit plans for year ended December 31, 2012 is as follows (amounts in thousands):

Year Ended December 31, 2012
Change in Benefit Obligation:
Benefit Obligation — beginning of period	$14,762
Service cost	—
Interest cost	296
Actuarial loss	69
Settlements	(15,226)
Benefits paid	(293)
Member contributions	—
Foreign currency exchange rate changes	392
Benefit Obligation — end of period	—

Change in Plan Assets:
Fair Value of plan assets — beginning of period	16,242
Actual return on assets	504
Settlements	(16,885)
Employer contributions	—
Member contributions	—
Benefits paid	(293)
Foreign currency exchange rate changes	432
Fair Value of plan assets — end of period	—

Funded (Unfunded) Status	$—

The following table sets forth the average assumptions used to determine pension cost and the asset category allocations of the defined benefit plans for the year ended December 31, 2012:

2012

Assumptions:
Discount rate	3.00%
Long-term return on plan assets	3.00%
Price inflation	3.10%

Asset Category Allocations:
Debt securities	n/a
Equity securities	n/a
Other	n/a

The amount of pension costs, excluding the settlement loss, recognized for the years ended December 31, 2013, 2012 and 2011 were as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Service cost	$—	—	—
Interest cost	—	296	529
Expected return on plan assets	—	(332)	(472)
Amortization of net actuarial loss	—	267	531
	$—	231	588

(20)  Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2014	$5,857
2015	4,236
2016	3,351
2017	204
2018	152
Thereafter	2,941
Sublease income	(8,347)
Minimum lease commitments	$8,394

Rent expense for noncancelable operating leases for real property and equipment was $2,468,000, $2,051,000 and $2,261,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

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

Based on events occurring in the State of Georgia in 2006, a monitoring service subscriber filed suit against the Company and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence.  On November 16, 2011, a Georgia trial court awarded the plaintiff $8,600,000, of which $6,000,000 was covered by the Company’s general liability insurance policies.  At that time, the Company funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage.  In July 2013, the trial court’s ruling was affirmed by the Georgia Court of Appeals and, in November 2013, the Georgia Supreme Court denied our appeal.   Upon the denial, the funded escrow account was released to the plaintiff and the Company’s insurance provider settled the remaining liability due.

(21) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands, except per share amounts
2013:

Revenue	$100,158	102,273	115,844	132,758
Operating income	$22,381	19,096	13,383	16,696
Net income (loss)	$2,760	65	(12,561)	(12,671)
Basic net income (loss) per common share	$0.20	0.01	(0.90)	(0.92)
Diluted net (income) loss per common share	$0.19	0.00	(0.90)	(0.92)

2012:

Revenue	$81,881	83,315	84,667	95,090
Operating income	$13,765	12,425	4,045	19,407
Net income (loss)	$(5,214)	(7,193)	(15,607)	(1,335)
Basic and diluted net income (loss) per common share	$(0.37)	(0.51)	(1.11)	(0.10)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2014:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2014 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2014.

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

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics, certain funds affiliated with Oak Hill Capital Partners, certain other holders and, for the limited purposes set forth therein, the Company (the “SPA”) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 12, 2013).

2.2

Amendment No. 1 to the SPA, dated as of August 16, 2013 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-3 (File No. 333-192363), filed with the Commission on November 15, 2013).

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

3.4

Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014 (the “January 2014 8-K”)).

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

4.5	Amendment No. 2 to Rights Agreement between the Company and Computershare Trust Company, N.A., dated January 24, 2014 (incorporated by reference to Exhibit 4.1 to the January 2014 8-K).

4.6

Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “March 2012 10-Q”)).

4.7

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

4.8

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the “2012 10-K”)).

4.9

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-34176), filed with the Commission on May 10, 2013).

4.10

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

4.11

Indenture, dated as of July 17, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the “June 2013 10-Q”).

4.12

Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the “S-4”)).

4.13

Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

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

10.3	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amend. No. 1 to the Form 10).

10.4	Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amend. No. 8 to the Form 10).

10.5	Amended and Restated Employment Agreement, dated January 25, 2013, between the Company and William R. Fitzgerald (incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6

Employment Agreement, dated as of April 13, 2009, between the Company and John A. Orr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-34176), filed with the Commission on August 13, 2009).

10.7

Amended and Restated Employment Agreement, dated May 31, 2011, between the Company and William E. Niles (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-34176), filed with the Commission on August 8, 2011).

10.8

Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-34176), filed with the Commission on November 7, 2011 (the “September 2011 10-Q”)).

10.9	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the September 2011 10-Q).

10.10

Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “June 2012 10-Q”)).

10.11	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the June 2012 10-Q).

10.12	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.3 to the June 2012 10-Q).

10.13	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.4 to the June 2012 10-Q).

10.14	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the June 2012 10-Q).

10.15	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011

(incorporated by reference to Exhibit 10.6 to the June 2012 10-Q).

10.16	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the June 2012 10-Q).

10.17	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.18	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.19	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the June 2013 10-Q).***

10.20	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the June 2013 10-Q).***

10.21	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the June 2013 10-Q).***

10.22	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the June 2013 10-Q).***

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 27, 2014.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.

***             Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Dated: February 27, 2014	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and	February 27, 2014
William R. Fitzgerald	Chief Executive Officer

/s/ Philip J. Holthouse	Director	February 27, 2014
Philip J. Holthouse

/s/ Brian Deevy	Director	February 27, 2014
Brian Deevy

/s/ Michael J. Pohl	Director	February 27, 2014
Michael J. Pohl

/s/ Carl E. Vogel	Director	February 27, 2014
Carl E. Vogel

/s/ Michael R. Meyers	Senior Vice President, Chief Financial Officer	February 27, 2014
Michael R. Meyers	(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics, certain funds affiliated with Oak Hill Capital Partners, certain other holders and, for the limited purposes set forth therein, the Company (the “SPA”) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 12, 2013).

2.2

Amendment No. 1 to the SPA, dated as of August 16, 2013 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-3 (File No. 333-192363), filed with the Commission on November 15, 2013).

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

3.4

Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014 (the “January 2014 8-K”)).

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

4.5	Amendment No. 2 to Rights Agreement between the Company and Computershare Trust Company, N.A., dated January 24, 2014 (incorporated by reference to Exhibit 4.1 to the January 2014 8-K).

4.6

Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “March 2012 10-Q”)).

4.7

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

4.8

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the “2012 10-K”)).

4.9	Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of

America, N.A., individually and as administrative agent, and other financial institutions signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-34176), filed with the Commission on May 10, 2013).

4.10

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

4.11

Indenture, dated as of July 17, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the “June 2013 10-Q”).

4.12

Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the “S-4”)).

4.13

Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

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

10.3	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amend. No. 1 to the Form 10).

10.4	Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amend. No. 8 to the Form 10).

10.5	Amended and Restated Employment Agreement, dated January 25, 2013, between the Company and William R. Fitzgerald (incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6

Employment Agreement, dated as of April 13, 2009, between the Company and John A. Orr (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-34176), filed with the Commission on August 13, 2009).

10.7

Amended and Restated Employment Agreement, dated May 31, 2011, between the Company and William E. Niles (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-34176), filed with the Commission on August 8, 2011).

10.8

Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-34176), filed with the Commission on November 7, 2011 (the “September 2011 10-Q”)).

10.9	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the September 2011 10-Q).

10.10

Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly

Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “June 2012 10-Q”)).

10.11	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the June 2012 10-Q).

10.12	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.3 to the June 2012 10-Q).

10.13	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.4 to the June 2012 10-Q).

10.14	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the June 2012 10-Q).

10.15	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011 (incorporated by reference to Exhibit 10.6 to the June 2012 10-Q).

10.16	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the June 2012 10-Q).

10.17	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.18	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.19	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the June 2013 10-Q).***

10.20	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the June 2013 10-Q).***

10.21	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the June 2013 10-Q).***

10.22	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the June 2013 10-Q).***

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 27, 2014.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.

***             Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.