Form 10-Q
period 2014-03-31
Ascent Capital Group, Inc.
filed 2014-05-09
CIK 1437106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of April 25, 2014 was:

Series A common stock 13,493,249 shares; and

Series B common stock 384,212 shares.

Item 1.  Financial Statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$59,663	$44,701
Restricted cash	119	40
Marketable securities, at fair value	129,841	129,496
Trade receivables, net of allowance for doubtful accounts of $1,664 in 2014 and $1,937 in 2013	13,896	13,019
Deferred income tax assets, net	7,128	7,128
Income taxes receivable	—	7
Prepaid and other current assets	8,630	8,400
Assets held for sale	1,231	1,231
Total current assets	220,508	204,022

Property and equipment, net of accumulated depreciation of $38,291 in 2014 and $35,528 in 2013	55,765	56,528
Subscriber accounts, net of accumulated amortization of $560,310 in 2014 and $503,497 in 2013	1,336,123	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $39,242 in 2014 and $34,297 in 2013	59,690	64,635
Goodwill	526,513	526,513
Other assets, net	31,513	32,152
Total assets	$2,230,112	$2,224,804

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,991	$7,096
Accrued payroll and related liabilities	3,707	3,602
Other accrued liabilities	46,619	34,431
Deferred revenue	15,081	14,379
Holdback liability	19,227	19,758
Current portion of long-term debt	9,166	9,166
Liabilities of discontinued operations	7,256	7,136
Total current liabilities	107,047	95,568

Non-current liabilities:
Long-term debt	1,588,869	1,572,098
Long-term holdback liability	6,253	6,698
Derivative financial instruments	3,193	2,013
Deferred income tax liability, net	17,681	16,798
Other liabilities	16,786	17,808
Total liabilities	1,739,829	1,710,983

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,503,486 and 13,672,674 shares at March 31, 2014 and December 31, 2013, respectively	135	137
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,212 shares both at March 31, 2014 and December 31, 2013	4	4
Series C common stock, $.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,457,523	1,470,056
Accumulated deficit	(967,847)	(958,115)
Accumulated other comprehensive income, net	468	1,739
Total stockholders’ equity	490,283	513,821
Total liabilities and stockholders’ equity	$2,230,112	$2,224,804

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended March 31,
	2014	2013

Net revenue	$132,864	100,158

Operating expenses:
Cost of services	22,090	15,202
Selling, general, and administrative, including stock-based compensation	26,537	19,737
Amortization of subscriber accounts, dealer network and other intangible assets	61,780	44,315
Depreciation	2,758	1,914
Restructuring charges	547	—
Gain on sale of operating assets, net	—	(3,391)
	113,712	77,777

Operating income	19,152	22,381

Other income (expense), net:
Interest income	878	980
Interest expense	(28,773)	(21,143)
Other income, net	986	870
	(26,909)	(19,293)

Income (loss) from continuing operations before income taxes	(7,757)	3,088
Income tax expense from continuing operations	(1,621)	(774)
Net income (loss) from continuing operations	(9,378)	2,314

Discontinued operations:
Earnings (loss) from discontinued operations	(354)	446
Income tax expense	—	—
Earnings (loss) from discontinued operations, net of income tax	(354)	446

Net income (loss)	(9,732)	2,760

Other comprehensive income (loss):
Foreign currency translation adjustments	55	(375)
Unrealized holding gain (loss) on marketable securities	345	(684)
Unrealized gain (loss) on derivative contracts, net	(1,671)	259
Total other comprehensive loss, net of tax	(1,271)	(800)

Comprehensive income (loss)	$(11,003)	1,960

Basic earnings (loss) per share:
Continuing operations	$(0.68)	0.17
Discontinued operations	(0.02)	0.03
Net Income (loss)	$(0.70)	0.20

Diluted earnings (loss) per share:
Continuing operations	$(0.68)	0.16
Discontinued operations	(0.02)	0.03
Net Income (loss)	$(0.70)	0.19

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(9,732)	2,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	354	(446)
Amortization of subscriber accounts, dealer network and other intangible assets	61,780	44,315
Depreciation	2,758	1,914
Stock-based compensation	1,662	1,820
Deferred income tax expense	877	109
Gain on sale of operating assets, net	—	(3,391)
Long-term debt amortization	1,063	192
Other non-cash activity, net	2,850	2,330
Changes in assets and liabilities:
Trade receivables	(2,719)	(1,876)
Prepaid expenses and other assets	(441)	2,087
Payables and other liabilities	10,866	10,671
Operating activities from discontinued operations, net	(234)	57

Net cash provided by operating activities	69,084	60,542

Cash flows from investing activities:
Capital expenditures	(1,938)	(1,277)
Cost of subscriber accounts acquired	(53,789)	(46,043)
Purchases of marketable securities	—	(1,003)
Increase in restricted cash	(79)	—
Proceeds from the sale of operating assets	—	4,547
Other investing activities	(25)	—

Net cash used in investing activities	(55,831)	(43,776)

Cash flows from financing activities:
Proceeds from long-term debt	42,900	24,700
Payments on long-term debt	(27,192)	(17,738)
Payments of financing costs	—	(1,746)
Stock option exercises	665	—
Purchases and retirement of common stock	(14,664)	—

Net cash provided by financing activities	1,709	5,216

Net increase in cash and cash equivalents	14,962	21,982

Cash and cash equivalents at beginning of period	44,701	78,422

Cash and cash equivalents at end of period	$59,663	100,404

Supplemental cash flow information:
State taxes received, net	$10	—
Interest paid	11,963	10,437

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Amounts in thousands

(unaudited)

							Accumulated
					Additional		other	Total
	Preferred	Common stock			paid-in	Accumulated	comprehensive	stockholders’
	stock	Series A	Series B	Series C	capital	deficit	income (loss)	Equity

Balance at December 31, 2013	$—	137	4	—	1,470,056	(958,115)	1,739	513,821
Net loss	—	—	—	—	—	(9,732)	—	(9,732)
Other comprehensive income (loss)	—	—	—	—	—	—	(1,271)	(1,271)
Stock-based compensation	—	—	—	—	1,662	—	—	1,662
Stock awards and option exercises	—	—	—	—	665	—	—	665
Purchases and retirement of common stock	—	(2)	—	—	(14,662)	—	—	(14,664)
Value of shares withheld for tax liability	—	—	—	—	(198)	—	—	(198)
Balance at March 31, 2014	$—	135	4	—	1,457,523	(967,847)	468	490,283

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (the “2013 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update raises the threshold for disposals to qualify as discontinued operations, expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation.  The ASU is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.  The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

(3)                                 Security Networks Acquisition

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

The cash portion of the Security Networks Purchase Price was funded by cash on hand at Ascent Capital, the proceeds of Ascent Capital’s July issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ July issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 and the proceeds of incremental term loans of $225,000,000 issued under Monitronics’ existing credit facility.  See note 6, Long-Term Debt for further information on the debt obligations.

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$3,096
Trade receivables	1,305
Other current assets	1,677
Property and equipment	1,404
Subscriber accounts	307,800
Dealer network and other intangible assets	48,500
Goodwill	176,300
Holdback liability, current and non-current	(9,620)
Deferred income tax liabilities	(4,108)
Other current and non-current liabilities	(25,797)
Fair value of consideration	$500,557

The preliminary estimates of fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes obtaining the Security Networks final short period federal and state income tax returns for 2013, which are expected to be filed in the second quarter of 2014.

The following table includes unaudited pro forma information for Ascent Capital, which includes the historical operating results of Security Networks prior to ownership by Monitronics. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for the period presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

Three months ended March 31, 2013
(amounts in thousands, except per share amounts)
As reported:
Net revenue	$100,158
Net income (loss) from continuing operations	2,314
Basic net income (loss) from continuing operations per share	0.17
Diluted net income (loss) from continuing operations per share	0.16

Supplemental pro-forma:
Net revenue	$123,414
Net loss from continuing operations	(2,943)
Basic and diluted net loss from continuing operations per share	(0.21)

(4)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Three months ended March 31,
	2014	2013

Beginning balance	$129,496	142,587
Purchases	—	1,003
Sales at cost basis	—	—
Unrealized gains (losses), net	345	(684)
Ending balance	$129,841	142,906

The following table presents the net after-tax unrealized and realized gains (losses) on the investment in marketable securities that were recorded into Accumulated other comprehensive income in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three months ended March 31,
	2014	2013

Accumulated other comprehensive income
Beginning balance	$1,498	2,667
Unrealized gains (losses), net of income tax of $0	345	(684)
Ending balance	$1,843	1,983

(5)                                 Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013

Interest payable	$27,719	$15,455
Income taxes payable	3,495	2,744
Legal accrual	1,081	1,378
Other	14,324	14,854
Total Other accrued liabilities	$46,619	$34,431

(6)                                 Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013

Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$74,994	$74,189
Monitronics 9.125% Senior Notes due April 1, 2020	585,277	585,282
Monitronics term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	900,264	902,293
Monitronics $225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	37,500	19,500
	1,598,035	1,581,264
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,588,869	$1,572,098

(a)         The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Convertible Notes

On July 17, 2013, Ascent Capital issued $103,500,000 in aggregate principal amount of 4.00% convertible senior notes due July 15, 2020 (the “Convertible Notes”) in an offering registered under the Securities Act of 1933, as amended.  The Convertible Notes are convertible, under certain circumstances, into cash, shares of Ascent Capital’s Series A common stock, par value $.01 per share (the “Common Stock”), or any combination thereof at Ascent Capital’s election. The Convertible Notes mature on July 15, 2020 and bear interest at a rate per annum of 4.00%.  Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year.

Holders of the Convertible Notes (“Noteholders”) have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Common Stock of approximately $102.804 (the “Conversion Price”).  Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Common Stock or any combination thereof at Ascent’s election. In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of March 31, 2014	As of December 31, 2013

Principal	$103,500	$103,500
Unamortized discount	(28,506)	(29,311)
Carrying value	$74,994	$74,189

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $1,035,000 on the Convertible Notes for the three months ended March 31, 2014.  The Company amortized $805,000 of the Convertible Notes debt discount into interest expense for the three months ended March 31, 2014.

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

Senior Notes

On July 17, 2013, Monitronics closed on a $175,000,000 privately placed debt offering of 9.125% Senior Notes (the “New Senior Notes”).  In December 2013, Monitronics completed an exchange of the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The New Senior Notes, together with the $410,000,000 “Existing Senior Notes” (the “Senior Notes”), total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year.

The Senior Notes are guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes.

Credit Facility

On March 25, 2013, Monitronics entered into an amendment (“Amendment No. 2”) with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on November 7, 2012 (the “Existing Credit Agreement”).  Pursuant to Amendment No. 2, Monitronics repriced the interest rates applicable to the Existing Credit Agreement’s facility (the “Repricing”), which is comprised of the term loans and revolving credit facility noted in the table above. Concurrently with the Repricing, Monitronics extended the maturity of the revolving credit facility by nine months to December 22, 2017.

On August 16, 2013, in connection with the Security Networks Acquisition, Monitronics entered into a third amendment (“Amendment No. 3”) to the Existing Credit Agreement to provide for, among other things, (i) an increase in the commitments under the revolving credit facility in a principal amount of $75,000,000, resulting in an aggregate principal amount of $225,000,000, (ii) new term loans in an aggregate principal amount of $225,000,000 (the “Incremental Term Loans”) at a 0.5% discount and (iii) certain other amendments to the Existing Credit Agreement, each as set forth in Amendment No. 3 (the Existing Credit Agreement together with Amendment No. 2 and Amendment No. 3, the “Credit Facility”).

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of March 31, 2014, $187,500,000 is available for borrowing under the revolving credit facility.

On March 31, 2014, Monitronics borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

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

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

As of March 31, 2014, the Company has deferred financing costs, net of accumulated amortization, of $26,179,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, Monitronics has entered into interest rate swap agreements, with terms similar to the Credit Facility term loans.  On March 25, 2013, Monitronics negotiated amendments to the terms of its existing swap agreements to coincide with the Repricing.  In the third quarter of 2013, Monitronics entered into additional interest rate swap agreements in conjunction with the Incremental Term Loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”).

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

The terms of the Convertible Senior Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2014	$6,875
2015	9,166
2016	9,166
2017	46,666
2018	870,800
2019	—
Thereafter	688,500
Total principal payments	1,631,173
Less:
Unamortized discounts and premium, net	33,138
Total debt on condensed consolidated balance sheet	$1,598,035

(7)                                 Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 8, Fair Value Measurements, for additional information about the credit valuation adjustments.

The Swaps’ outstanding notional balance as of March 31, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$539,000,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
142,825,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,652,010	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,652,010	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)         On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements to coincide with the Repricing (the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive income.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income expected to be recognized in Interest expense in the coming 12 months total approximately $6,054,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended March 31,
	2014	2013

Effective portion of gain (loss) recognized in Accumulated other comprehensive income	$(3,371)	(909)

Effective portion of gain (loss) reclassified from Accumulated other comprehensive income into Net income (loss) (a)	$(1,700)	(1,168)

Ineffective portion of amount of gain (loss) recognized into Net income (loss) on interest rate swaps (a)	$(1)	19

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2014
Money market funds (a)	$23,581	—	—	23,581
Investments in marketable securities (b)	125,035	4,806	—	129,841
Derivative financial instruments - assets (c)	—	2,099	—	2,099
Derivative financial instruments - liabilities	—	(3,193)	—	(3,193)
Total	$148,616	3,712	—	152,328

December 31, 2013
Money market funds (a)	$27,710	—	—	27,710
Investments in marketable securities (b)	124,921	4,575	—	129,496
Derivative financial instruments - assets (c)	—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$152,631	5,057	—	157,688

(a)         Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)         Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

(c)          Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2014	December 31, 2013

Long term debt, including current portion:
Carrying value	$1,598,035	$1,581,264
Fair value (a)	1,668,197	1,667,671

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)                                 Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the three months ended March 31, 2014, the Company recorded $547,000 of restructuring charges related to employee termination benefits.

There were no restructuring charges recorded in continuing operations for the three months ended March 31, 2013.

In 2008 through 2010, the Company completed a restructuring plan (the “2008 Restructuring Plan”) to align the Company’s organization with its strategic goals and how it operated, managed and sold its services.  The 2008 Restructuring Plan included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations.

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	March 31, 2014

2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	1,613

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

	December 31, 2012	Additions	Payments	March 31, 2013

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

(10)                          Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A and Series B common stock for the three months ended March 31, 2014:

	Series A common stock	Series B common stock

Balance at December 31, 2013	13,672,674	384,212
Issuance of restricted stock	6,774	—
Restricted stock cancelled for forfeitures and tax withholding	(3,348)	—
Stock option exercises	19,486	—
Repurchases and retirements of Series A shares	(192,100)	—
Balance at March 31, 2014	13,503,486	384,212

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net	Unrealized gains and losses on derivative instruments, net (a)	Accumulated other comprehensive income (loss)

As of December 31, 2013	$167	1,498	74	1,739
Gain (loss) through Accumulated other comprehensive income	55	345	(3,371)	(2,971)
Reclassifications of loss (gains) into Net income	—	—	1,700	1,700
As of March 31, 2014	$222	1,843	(1,597)	468

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

	Three Months ended March 31,
	2014	2013

Weighted average Series A and Series B shares — basic	13,808,344	13,887,945
Dilutive effect of stock options	—	490,367
Dilutive effect of unvested restricted stock awards	—	245,714
Weighted average Series A and B shares — diluted	13,808,344	14,624,026

For the three months ended March 31, 2014, diluted shares outstanding excluded the effect of 1,498,945 stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.  For the three months ended March 31, 2013, there were no anti-dilutive outstanding securities.

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

•                  Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness; and

•                  availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2013 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2013 Form 10-K.

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

Ascent Capital’s attrition analysis and results of operations for the three months ended March 31, 2014 include the operations of the Security Networks business.

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

The table below presents subscriber data for the twelve months ended March 31, 2014 and 2013:

	Twelve Months Ended March 31,
	2014	2013

Beginning balance of accounts	818,335	706,881
Accounts acquired	357,855	206,665
Accounts cancelled	(118,688)	(92,696)
Canceled accounts guaranteed by dealer and acquisition adjustment (a) (b)	(10,717)	(2,515)
Ending balance of accounts	1,046,785	818,335
Monthly weighted average accounts	962,527	759,180
Attrition rate	(12.3)%	(12.2)%

(a)         Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)         Includes 2,064 subscriber accounts that were proactively cancelled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks.

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

Accounts Acquired

During the three months ended March 31, 2014 and 2013, Monitronics acquired 31,774 and 28,460 subscriber accounts, respectively.  Acquired contracts for the twelve months ended March 31, 2014 include 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013.  In addition, subscriber accounts acquired for the twelve months ended March 31, 2013 include approximately 93,000 accounts purchased in a bulk buy on October 25, 2012.

Recurring monthly revenue acquired during the three months ended March 31, 2014 and 2013 was approximately $1,451,000 and $1,277,000, respectively.

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

	Three months ended
	March 31,
	2014	2013

Net revenue	$132,864	100,158
Cost of services	22,090	15,202
Selling, general, and administrative	26,537	19,737
Amortization of subscriber accounts, dealer network and other intangible assets	61,780	44,315
Restructuring charges	547	—
Interest expense	28,773	21,143
Income tax expense from continuing operations	1,621	774
Net income (loss) from continuing operations	(9,378)	2,314
Earnings (loss) from discontinued operations, net of income tax	(354)	446
Net income (loss)	(9,732)	2,760

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$89,275	69,414
Corporate Adjusted EBITDA	(1,331)	1,886
Total Adjusted EBITDA	$87,944	71,300

Adjusted EBITDA as a percentage of Revenue
Monitronics business	67.2%	69.3%
Corporate	(1.0)%	1.9%

(a)         See reconciliation to net income (loss) from continuing operations below.

Net revenue.  Net revenue increased $32,706,000, or 32.7%, for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, acquisition of over 135,000 accounts through Monitronics’ authorized dealer program subsequent to March 31, 2013, and the purchase of approximately 18,200 accounts in various bulk buys over the last 12 months.  In addition, average monthly revenue per subscriber increased from $39.74 as of March 31, 2013 to $41.15 as of March 31, 2014.

Cost of services.  Cost of services increased $6,888,000, or 45.3%, for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase is primarily attributable to subscriber growth over the last twelve months, as well as increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  Cost of services as a percent of net revenue increased from 15.2% for the three months ended March 31, 2013 to 16.6% for the three months ended March 31, 2014.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $6,800,000, or 34.5%, for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase is attributable to increases in Monitronics SG&A costs which include $3,940,000 of Security Networks SG&A costs for the three months ended March 31, 2014.  Increased Monitronics SG&A costs are also attributable to redundant staffing and operating costs at our Dallas, Texas headquarters and integration costs incurred in advance of transitioning Security Networks’ operations from Florida to Texas.  This transition was completed in April 2014.  Integration costs for the three months ended March, 31, 2014, were $1,059,000, which primarily relate to professional services rendered.  SG&A as a percent of net revenue increased from 19.7% for the three months ended March 31, 2013 to 20.0% for the three months ended March 31, 2014.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $17,465,000 for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase is attributable to amortization of subscriber accounts acquired subsequent to March 31, 2013, including amortization of approximately $16,517,000 related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the three months ended March 31, 2014, the Company recorded $547,000 of restructuring charges related to employee termination benefits.

There were no restructuring charges recorded in continuing operations for the three months ended March 31, 2013.

In 2008 through 2010, the Company completed a restructuring plan (the “2008 Restructuring Plan”) to align the Company’s organization with its strategic goals and how it operated, managed and sold its services.  The 2008 Restructuring Plan included severance costs from labor cost mitigation measures undertaken across all of the businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations.

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	March 31, 2014

2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	1,613

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

	December 31, 2012	Additions	Payments	March 31, 2013

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

Interest expense.  Interest expense increased $7,630,000 for the three months ended March 31, 2014 as compared to the corresponding prior year period. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition.  This increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013.

Income tax expense from continuing operations.  The Company had a pre-tax loss from continuing operations of $7,757,000 and income tax expense of $1,621,000 for the three months ended March 31, 2014.  The Company had pre-tax income from continuing operations of $3,088,000 and income tax expense of $774,000 for the three months ended March 31, 2013.  Income tax expense for the three months ended March 31, 2014 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.  Income tax expense for the three months ended March 31, 2013 is primarily attributable to Monitronics state tax expense.

Earnings (loss) from discontinued operations, net of income taxes.  Earnings (loss) from discontinued operations, net of income taxes, were $(354,000) and $446,000 for the three months ended March 31, 2014 and 2013, respectively.  Loss from discontinued operations includes contract termination costs and other loss contingencies for the three months ended March 31, 2014. Earnings from discontinued operations include recoveries of prior period expenses associated with discontinued operations for the three months ended March 31, 2013.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss) from continuing operations (amounts in thousands):

	Three months ended
	March 31,
	2014	2013

Total Adjusted EBITDA	$87,944	71,300
Amortization of subscriber accounts, dealer network and other intangible assets	(61,780)	(44,315)
Depreciation	(2,758)	(1,914)
Stock-based and long-term incentive compensation	(1,662)	(1,820)
Restructuring charges	(547)	—
Security Networks integration costs	(1,059)	—
Interest income	878	980
Interest expense	(28,773)	(21,143)
Income tax expense from continuing operations	(1,621)	(774)

Net income (loss) from continuing operations	$(9,378)	2,314

Adjusted EBITDA increased $16,644,000, or 23.3%, for the three months ended March 31, 2014 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics Adjusted EBITDA was $89,275,000 for the three months ended March 31, 2014 as compared to $69,414,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had $59,663,000 of cash and cash equivalents, $119,000 of current restricted cash, and $129,841,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the three months ended March 31, 2014 and 2013, our cash flow from operating activities was $69,084,000 and $60,542,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2014 and 2013, the Company used cash of $53,789,000 and $46,043,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2014 and 2013, the Company used cash of $1,938,000 and $1,277,000, respectively, to fund its capital expenditures.  In order to improve our investment rate of return, the Company purchased marketable securities consisting primarily of diversified corporate bond funds for cash of $1,003,000 during the three months ended March 31, 2013.

On March 31, 2014, Monitronics borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A common stock (the “2013 Share Repurchase Authorization”).  As of March 31, 2014, 192,100 shares had been purchased, at an approximate average price paid of $76.33, pursuant to the 2013 Share Repurchase Authorization.  Approximately $10,336,000 of Series A common stock may still be purchased under the 2013 Share Repurchase Authorization.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next few years as we replace the 2G equipment used in many of our subscribers’ security systems.  Costs incurred and subscriber attrition resulting from the 2G phase-out will, to some extent, be dependent on the level of advance notice received from the telecommunication providers.  We expect costs associated with the phase-out to be relatively small in 2014 and then increase in 2015 and 2016.  We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $187,500,000 as of March 31, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at March 31, 2014 includes the principal balance of $1,631,173,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of March 31, 2014 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2014 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $905,173,000 as of March 31, 2014 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $37,500,000 as of March 31, 2014 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands

Remainder of 2014	$—	6,875	—	6,875
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	46,666	—	46,666
2018	1,094	870,800	—	871,894
2019	—	—	—	—
Thereafter	—	—	688,500	688,500
Total	$1,094	942,673	688,500	1,632,267

(a)          The derivative financial instruments reflected in this column include four interest rate swaps, all with a maturity date of March 23, 2018.  As a result of these interest rate swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.  See notes 6, 7 and 8 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended March 31, 2014:

Period	Total number of shares purchased (surrendered)(1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/14 - 01/31/14	667	(2)	$84.64	—
02/01/14 - 02/28/14	38	(2)	69.82	—
03/01/14 - 03/31/14	193,843	(2)	76.32	—		(1)
Total	194,548		$76.34	—

(1)           On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time (the “2011 Share Repurchase Authorization”).  As of March 31, 2014, 504,387 Series A shares had been purchased, at an average price paid of $48.31 per share, for $24,368,000 pursuant to the 2011 Share Repurchase Authorization.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A common stock (the “2013 Share Repurchase Authorization”).  As of March 31, 2014, 192,100 shares had been purchased, at an average price paid of $76.34, pursuant to the 2013 Share Repurchase Authorization.  Approximately $10,336,000 of Series A Common Stock may still be purchased under the 2013 Share Repurchase Authorization.

(2)           Includes shares withheld in payment of withholding taxes by certain of our executive officers upon vesting of their restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. *
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	May 9, 2014	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	May 9, 2014	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. *
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Filed or furnished, as the case may be, herewith.