Form 10-Q
period 2014-06-30
Ascent Capital Group, Inc.
filed 2014-08-08
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of July 25, 2014 was:

Series A common stock 13,397,994 shares; and
Series B common stock 384,212 shares.

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$24,661	$44,701
Restricted cash	112	40
Marketable securities, at fair value	130,541	129,496
Trade receivables, net of allowance for doubtful accounts of $1,983 in 2014 and $1,937 in 2013	13,298	13,019
Deferred income tax assets, net	7,128	7,128
Income taxes receivable	—	7
Prepaid and other current assets	6,714	8,400
Assets held for sale	1,231	1,231
Total current assets	183,685	204,022
Property and equipment, net of accumulated depreciation of $40,233 in 2014 and $35,528 in 2013	54,456	56,528
Subscriber accounts, net of accumulated amortization of $618,564 in 2014 and $503,497 in 2013	1,349,594	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $44,187 in 2014 and $34,297 in 2013	54,745	64,635
Goodwill	527,502	527,502
Other assets, net	29,706	32,152
Total assets	$2,199,688	$2,225,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,592	$7,096
Accrued payroll and related liabilities	5,482	3,602
Other accrued liabilities	29,436	34,431
Deferred revenue	14,987	14,379
Holdback liability	18,164	19,758
Current portion of long-term debt	9,166	9,166
Liabilities of discontinued operations	6,297	7,136
Total current liabilities	89,124	95,568
Non-current liabilities:
Long-term debt	1,591,660	1,572,098
Long-term holdback liability	6,239	6,698
Derivative financial instruments	6,748	2,013
Deferred income tax liability, net	18,563	16,851
Other liabilities	16,806	17,808
Total liabilities	1,729,140	1,711,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,403,377 and 13,672,674 shares at June 30, 2014 and December 31, 2013, respectively	134	137
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,212 shares both at June 30, 2014 and December 31, 2013	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,451,655	1,470,056
Accumulated deficit	(977,189)	(957,179)
Accumulated other comprehensive income (loss), net	(4,056)	1,739
Total stockholders’ equity	470,548	514,757
Total liabilities and stockholders’ equity	$2,199,688	$2,225,793

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$134,696	102,273	$267,560	202,431
Operating expenses:
Cost of services	22,982	15,594	45,072	30,796
Selling, general, and administrative, including stock-based compensation	26,736	21,509	53,273	41,246
Amortization of subscriber accounts, dealer network and other intangible assets	63,261	45,998	125,041	90,313
Depreciation	2,568	2,141	5,326	4,055
Restructuring charges	371	—	918	—
Gain on disposal of operating assets, net	(69)	(2,065)	(69)	(5,456)
	115,849	83,177	229,561	160,954
Operating income	18,847	19,096	37,999	41,477
Other income (expense), net:
Interest income	842	927	1,720	1,907
Interest expense	(29,094)	(19,485)	(57,867)	(40,628)
Other income, net	631	588	1,617	1,458
	(27,621)	(17,970)	(54,530)	(37,263)
Income (loss) from continuing operations before income taxes	(8,774)	1,126	(16,531)	4,214
Income tax expense from continuing operations	(1,737)	(914)	(3,358)	(1,688)
Net income (loss) from continuing operations	(10,511)	212	(19,889)	2,526
Discontinued operations:
Earnings (loss) from discontinued operations	233	(107)	(121)	339
Income tax expense	—	(40)	—	(40)
Earnings (loss) from discontinued operations, net of income tax	233	(147)	(121)	299
Net income (loss)	(10,278)	65	(20,010)	2,825
Other comprehensive income (loss):
Foreign currency translation adjustments	143	7	198	(368)
Unrealized holding gain (loss) on marketable securities	(199)	(1,468)	146	(2,152)
Unrealized gain (loss) on derivative contracts, net	(4,468)	11,671	(6,139)	11,930
Total other comprehensive income (loss), net of tax	(4,524)	10,210	(5,795)	9,410
Comprehensive income (loss)	$(14,802)	10,275	$(25,805)	12,235

Basic earnings (loss) per share:
Continuing operations	$(0.77)	0.02	$(1.45)	0.18
Discontinued operations	0.02	(0.01)	(0.01)	0.02
Net income (loss)	$(0.75)	0.01	$(1.46)	0.20
Diluted earnings (loss) per share:
Continuing operations	$(0.77)	0.01	$(1.45)	0.17
Discontinued operations	0.02	(0.01)	(0.01)	0.02
Net income (loss)	$(0.75)	—	$(1.46)	0.19

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(20,010)	2,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	121	(299)
Amortization of subscriber accounts, dealer network and other intangible assets	125,041	90,313
Depreciation	5,326	4,055
Stock-based compensation	3,407	3,783
Deferred income tax expense	1,691	204
Gain on disposal of operating assets, net	(69)	(5,456)
Long-term debt amortization	2,145	387
Other non-cash activity, net	5,658	4,556
Changes in assets and liabilities:
Trade receivables	(3,967)	(4,126)
Prepaid expenses and other assets	1,566	2,909
Payables and other liabilities	(5,019)	1,517
Operating activities from discontinued operations, net	(960)	(163)
Net cash provided by operating activities	114,930	100,505
Cash flows from investing activities:
Capital expenditures	(3,212)	(3,990)
Cost of subscriber accounts acquired	(126,640)	(113,199)
Purchases of marketable securities	(899)	(1,003)
Increase in restricted cash	(72)	—
Proceeds from the disposal of operating assets	241	7,872
Other investing activities	(347)	—
Net cash used in investing activities	(130,929)	(110,320)
Cash flows from financing activities:
Proceeds from long-term debt	75,200	62,100
Payments on long-term debt	(57,783)	(44,764)
Payments of financing costs	—	(1,794)
Stock option exercises	696	—
Purchases and retirement of common stock	(22,154)	—
Net cash provided by (used in) financing activities	(4,041)	15,542
Net increase (decrease) in cash and cash equivalents	(20,040)	5,727
Cash and cash equivalents at beginning of period	44,701	78,422
Cash and cash equivalents at end of period	$24,661	84,149

Supplemental cash flow information:
State taxes paid, net	$2,642	2,350
Interest paid	52,859	38,649

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional		Accumulated other	Total
	Preferred	Common stock			paid-in	Accumulated	comprehensive	stockholders’
	stock	Series A	Series B	Series C	capital	deficit	income (loss)	equity
Balance at December 31, 2013	$—	137	4	—	1,470,056	(957,179)	1,739	514,757
Net loss	—	—	—	—	—	(20,010)	—	(20,010)
Other comprehensive loss	—	—	—	—	—	—	(5,795)	(5,795)
Stock-based compensation	—	—	—	—	3,407	—	—	3,407
Stock awards and option exercises	—	—	—	—	696	—	—	696
Purchases and retirement of common stock	—	(3)	—	—	(22,151)	—	—	(22,154)
Value of shares withheld for tax liability	—	—	—	—	(353)	—	—	(353)
Balance at June 30, 2014	$—	134	4	—	1,451,655	(977,189)	(4,056)	470,548

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (the “2013 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(3)                                 Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock, par value $0.01 per share (the "Series A Common Stock"), with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

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

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("FASB ASC Topic 805").  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value as follows (amounts in thousands):

Cash	$3,096
Trade receivables	1,305
Other current assets	1,677
Property and equipment	1,404
Subscriber accounts	307,800
Dealer network and other intangible assets	48,500
Goodwill	177,289
Holdback liability, current and non-current	(9,620)
Deferred income tax liabilities	(5,097)
Other current and non-current liabilities	(25,797)
Fair value of consideration	$500,557

The Company’s 2013 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s 2013 Form 10-K, an adjustment was made to increase goodwill by $989,000, which is reflected in the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805. The increase to goodwill is related to adjustments to the deferred income tax liabilities acquired as a result of obtaining Security Networks' final short period federal and state income tax returns for 2013, which were filed in the second quarter of 2014. The increase to the acquired deferred income tax liabilities resulted in a $936,000 reduction in Monitronics' valuation allowance. The corresponding decrease in income tax expense from continuing operations related to the reduction in valuation allowance has been retrospectively applied to the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805.
The following table includes unaudited pro-forma information for Ascent Capital, which includes the historical operating results of Security Networks prior to ownership by Monitronics. This pro-forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

	(amounts in thousands, except per share amounts)
As reported:
Net revenue	$102,273	$202,431
Net income from continuing operations	212	2,526
Basic net income from continuing operations per share	0.02	0.18
Diluted net income from continuing operations per share	0.01	0.17

Supplemental pro-forma:
Net revenue	$127,424	$250,838
Net loss from continuing operations	(9,803)	(12,746)
Basic and diluted net loss from continuing operations per share	(0.69)	(0.90)

(4)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning balance	$129,496	142,587
Purchases	899	1,003
Sales at cost basis	—	—
Unrealized gains (losses), net	146	(2,152)
Ending balance	$130,541	141,438

The following table presents the net after-tax unrealized and realized gains (losses) on the investment in marketable securities that were recorded into Accumulated other comprehensive income in the condensed consolidated balance sheets and in Other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accumulated other comprehensive income
Beginning balance	$1,843	1,983	$1,498	2,667
Unrealized gains (losses), net of income tax of $0	(199)	(1,468)	146	(2,152)
Ending balance	$1,644	515	$1,644	515

(5)                                 Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Interest payable	$15,432	$15,455
Income taxes payable	1,790	2,744
Legal accrual	992	1,378
Other	11,222	14,854
Total Other accrued liabilities	$29,436	$34,431

(6)                                Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$75,819	$74,189
Monitronics 9.125% Senior Notes due April 1, 2020	585,266	585,282
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	898,241	902,293
Monitronics $225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	41,500	19,500
	1,600,826	1,581,264
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,591,660	$1,572,098

(a)         The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Convertible Notes

On July 17, 2013, Ascent Capital issued 103,500,000 in aggregate principal amount of 4.00% convertible senior notes due July 15, 2020 (the “Convertible Notes”) in an offering registered under the Securities Act of 1933, as amended.  The Convertible Notes are convertible, under certain circumstances, into cash, shares of Series A Common Stock or any combination thereof at Ascent Capital’s election. The Convertible Notes mature on July 15, 2020 and bear interest at a rate per annum of 4.00%.  Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year.

Holders of the Convertible Notes (“Noteholders”) have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Series A Common Stock per 1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Series A Common Stock of approximately $102.804 (the “Conversion Price”).  Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Series A Common Stock or any combination thereof at Ascent’s election. In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of June 30, 2014	As of December 31, 2013
Principal	$103,500	$103,500
Unamortized discount	(27,681)	(29,311)
Carrying value	$75,819	$74,189

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $1,035,000 and $2,070,000 on the Convertible Notes for the three and six months ended June 30, 2014.  The Company amortized $825,000 and $1,630,000 of the Convertible Notes debt discount into interest expense for the three and six months ended June 30, 2014.

Hedging Transactions Relating to the Offering of the Convertible Notes

In connection with the issuance of the Convertible Notes, Ascent Capital entered into separate privately negotiated purchased call options (the “Bond Hedge Transactions”).  The Bond Hedge Transactions require the counterparties to offset Series A Common Stock deliverable or cash payments made by Ascent Capital upon conversion of the Convertible Notes in the event that the volume-weighted average price of the Series A Common Stock on each trading day of the relevant valuation period is greater than the strike price of $102.804, which corresponds to the Conversion Price of the Convertible Notes.  The Bond Hedge Transactions cover, subject to anti-dilution adjustments, approximately 1,007,000 shares of Series A Common Stock, which is equivalent to the number of shares initially issuable upon conversion of the Convertible Notes, and are expected to reduce the potential dilution with respect to the Series A Common Stock, and/or offset potential cash payments Ascent Capital is required to make in excess of the principal amount of the Convertible Notes upon conversion.

Concurrently with the Bond Hedge Transactions, Ascent Capital also entered into separate privately negotiated warrant transactions with each of the call option counterparties (the “Warrant Transactions”).  The warrants are European options, and are exercisable in tranches on consecutive trading days starting after the maturity of the Convertible Notes.  The warrants cover the same initial number of shares of Series A Common Stock, subject to anti-dilution adjustments, as the Bond Hedge Transactions.  The Warrant Transactions require Ascent Capital to deliver Series A Common Stock or make cash payments to the counterparties on each expiration date with a value equal to the number of warrants exercisable on that date times the excess of the volume-weighted average price of the Series A Common Stock over the strike price of $118.62, which effectively reflects a 50% conversion premium on the Convertible Notes.  As such, the Warrant Transactions may have a dilutive effect with respect to the Common Stock to the extent the Warrant Transactions are settled with shares of Series A Common Stock. Ascent Capital may elect to settle its delivery obligation under the Warrant Transactions in cash.

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

The New Senior Notes, together with the existing $410,000,000 of 9.125% senior notes due 2020 (collectively, the “Senior Notes”), total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of June 30, 2014, $183,500,000 is available for borrowing under the revolving credit facility.

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

As of June 30, 2014, the Company has deferred financing costs, net of accumulated amortization, of $25,032,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, Monitronics has entered into interest rate swap agreements with terms similar to the Credit Facility term loans.  On March 25, 2013, Monitronics negotiated amendments to the terms of its existing swap agreements to coincide with the Repricing.  In the third quarter of 2013, Monitronics entered into additional interest rate swap agreements in conjunction with the Incremental Term Loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”).

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

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2014	$4,583
2015	9,166
2016	9,166
2017	50,667
2018	870,800
2019	—
Thereafter	688,500
Total principal payments	$1,632,882
Less:
Unamortized discounts and premium, net	32,056
Total debt on condensed consolidated balance sheet	$1,600,826

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

The Swaps’ outstanding notional balance as of June 30, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$537,625,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
142,462,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,369,347	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,369,347	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements to coincide with the Repricing (the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $6,616,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(6,234)	10,473	$(9,605)	9,564
Effective portion of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	$(1,766)	(1,198)	$(3,466)	(2,366)
Ineffective portion of amount of gain (loss) recognized into Net income (loss) on interest rate swaps (a)	$(2)	61	$(3)	80

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Money market funds (a)	$15,506	—	—	15,506
Investments in marketable securities (b)	125,691	4,850	—	130,541
Derivative financial instruments - assets (c)	—	1,273	—	1,273
Derivative financial instruments - liabilities	—	(6,748)	—	(6,748)
Total	$141,197	$(625)	$—	$140,572
December 31, 2013
Money market funds (a)	$27,710	—	—	27,710
Investments in marketable securities (b)	124,921	4,575	—	129,496
Derivative financial instruments - assets (c)	—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$152,631	$5,057	$—	$157,688

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)
Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

(c)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Long term debt, including current portion:
Carrying value	$1,600,826	$1,581,264
Fair value (a)	1,668,899	1,667,671

(a)	The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)                                 Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and six months ended June 30, 2014, the Company recorded $371,000 and $918,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

There were no restructuring charges recorded in continuing operations for the three and six months ended June 30, 2013.

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

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	June 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	918	(2,042)	446

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

	December 31, 2012	Additions	Payments	June 30, 2013
2008 Restructuring Plan
Excess facility costs	$141	—	—	141

(10)                          Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A and Series B common stock for the six months ended June 30, 2014:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2013	13,672,674	384,212
Issuance of restricted stock	24,863	—
Restricted stock cancelled for forfeitures and tax withholding	(5,649)	—
Stock option exercises	20,098	—
Repurchases and retirements of Series A shares	(308,609)	—
Balance at June 30, 2014	13,403,377	384,212

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net	Unrealized gains and losses on derivative instruments, net (a)	Accumulated other comprehensive income (loss)
As of December 31, 2013	$167	1,498	74	1,739
Gain (loss) through Accumulated other comprehensive income (loss)	198	146	(9,605)	(9,261)
Reclassifications of loss (gains) into Net income	—	—	3,466	3,466
As of June 30, 2014	$365	1,644	(6,065)	(4,056)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average Series A and Series B shares — basic	13,632,129	13,893,626	13,719,750	13,890,801
Dilutive effect of stock options	—	540,983	—	517,308
Dilutive effect of unvested restricted stock awards	—	238,270	—	238,270
Weighted average Series A and B shares — diluted	13,632,129	14,672,879	13,719,750	14,646,379

For the three and six months ended June 30, 2014, diluted shares outstanding excluded the effect of 1,506,933 stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2013, there were no anti-dilutive outstanding securities.

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•	the reliability and creditworthiness of Monitronics’ independent alarm systems dealers and subscribers;

•	changes in Monitronics’ expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of Monitronics to obtain additional funds to grow its business;

•	Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

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

Ascent Capital’s attrition analysis and results of operations for the three and six months ended June 30, 2014 include the operations of the Security Networks business.

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

The table below presents subscriber data for the twelve months ended June 30, 2014 and 2013:

	Twelve Months Ended June 30,
	2014	2013
Beginning balance of accounts	838,723	711,832
Accounts acquired	352,973	228,040
Accounts canceled	(125,096)	(98,107)
Canceled accounts guaranteed by dealer and acquisition adjustments (a) (b)	(10,494)	(3,042)
Ending balance of accounts	1,056,106	838,723
Monthly weighted average accounts	1,014,902	787,735
Attrition rate	(12.3)%	(12.5)%

(a)	Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net reduction of 561 subscriber accounts related to the Security Networks Acquisition. These acquisition adjustments include 2,064 subscriber accounts that were proactively canceled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks.  The impact of these cancellations was partially offset by a favorable adjustment of 1,503 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

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

Accounts Acquired

During the three months ended June 30, 2014 and 2013, Monitronics acquired 42,851 and 47,733 subscriber accounts, respectively. During the six months ended June 30, 2014 and 2013, Monitronics acquired 74,625 and 76,193 subscriber accounts, respectively.  Acquired contracts for the three and six months ended June 30, 2014 reflect a bulk buy of approximately 2,900 accounts purchased in the second quarter of 2014. Acquired contracts for the three and six months ended June 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013.

Acquired contracts for the twelve months ended June 30, 2014 includes 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013, and approximately 2,900 accounts purchased in a bulk buy in the second quarter of 2014.  In addition, subscriber accounts acquired for the twelve months ended June 30, 2013 include approximately 111,200 accounts purchased in various bulk buys throughout the period.

Recurring monthly revenue ("RMR") acquired during the three months ended June 30, 2014 and 2013 was approximately $1,948,000 and $2,090,000, respectively. RMR acquired during the six months ended June 30, 2014 and 2013 was approximately $3,399,000 and $3,367,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$134,696	102,273	$267,560	$202,431
Cost of services	22,982	15,594	45,072	30,796
Selling, general, and administrative	26,736	21,509	53,273	41,246
Amortization of subscriber accounts, dealer network and other intangible assets	63,261	45,998	125,041	90,313
Restructuring charges	371	—	918	—
Interest expense	(29,094)	(19,485)	(57,867)	(40,628)
Income tax expense from continuing operations	(1,737)	(914)	(3,358)	(1,688)
Net income (loss) from continuing operations	(10,511)	212	(19,889)	2,526
Net income (loss)	(10,278)	65	(20,010)	2,825

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$90,261	70,408	$179,536	$139,822
Corporate Adjusted EBITDA	(1,715)	816	(3,046)	2,702
Total Adjusted EBITDA	$88,546	71,224	$176,490	$142,524
Adjusted EBITDA as a percentage of Net Revenue
Monitronics business	67.0%	68.8%	67.1%	69.1%
Corporate	(1.3)%	0.8%	(1.1)%	1.3%

(a)	See reconciliation to net income (loss) from continuing operations below.

Net revenue.  Net revenue increased $32,423,000, or 31.7%, and $65,129,000, or 32.2%, for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, and the acquisition of over 146,000 accounts through Monitronics’ authorized dealer program subsequent to June 30, 2013.  In addition, average monthly revenue per subscriber increased from $39.98 as of June 30, 2013 to $41.26 as of June 30, 2014.

Cost of services.  Cost of services increased $7,388,000, or 47.4%, and $14,276,000, or 46.4%, for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase is primarily attributable to subscriber growth over the last twelve months, as well as increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  Cost of services as a percent of net revenue increased from 15.2% for both the three and six months ended June 30, 2013 to 17.1% and 16.8% for the three and six months ended June 30, 2014, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $5,227,000, or 24.3%, and $12,027,000, or 29.2%, for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase is a result of higher Monitronics SG&A costs, which are attributable to subscriber growth over the last twelve months and redundant staffing and operating costs at Monitronics' Dallas, Texas headquarters in advance of transitioning Security Networks' operations from Florida to Texas. This transition was completed in April 2014.  In addition, Monitronics incurred integration costs of $1,123,000 and $2,182,000 for the three and six months ended June 30, 2014, respectively, which primarily were for professional services rendered related to the transition.  SG&A as a percent of net revenue decreased from 21.0% and 20.4% for the three and six months ended June 30, 2013, respectively, to 19.8% and 19.9% for the three and six months ended June 30, 2014, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $17,263,000 and $34,728,000 for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to June 30, 2013, including amortization of approximately $15,313,000 and $31,830,000 for the three and six months ended June 30, 2014, respectively, related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and six months ended June 30, 2014, the Company recorded $371,000 and $918,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

There were no restructuring charges recorded in continuing operations for the three and six months ended June 30, 2013.

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

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	June 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	918	(2,042)	446

2008 Restructuring Plan
Excess facility costs	$141	—	—	141

	December 31, 2012	Additions	Payments	June 30, 2013
2008 Restructuring Plan
Excess facility costs	$141	—	—	141

Interest expense.  Interest expense increased $9,609,000 and $17,239,000 for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods. The increases in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition.  For the six months ending June 30, 2014, the increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $8,774,000 and $16,531,000 for the three and six months ended June 30, 2014, respectively, and income tax expense of $1,737,000 and $3,358,000 for the three and six months ended June 30, 2014, respectively.  The Company had pre-tax income from continuing operations of $1,126,000 and $4,214,000 for the three and six months ended June 30, 2013, respectively, and income tax expense of $914,000 and $1,688,000 for the three and six months ended June 30, 2013.  Income tax expense for the three and six months ended June 30, 2014 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.  Income tax expense for the three and six months ended June 30, 2013 is primarily attributable to Monitronics state tax expense.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss) from continuing operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Adjusted EBITDA	$88,546	71,224	$176,490	142,524
Amortization of subscriber accounts, dealer network and other intangible assets	(63,261)	(45,998)	(125,041)	(90,313)
Depreciation	(2,568)	(2,141)	(5,326)	(4,055)
Stock-based compensation	(1,745)	(1,963)	(3,407)	(3,783)
Restructuring charges	(371)	—	(918)	—
Security Networks acquisition related costs	—	(1,438)	—	(1,438)
Security Networks integration related costs	(1,123)	—	(2,182)	—
Interest income	842	927	1,720	1,907
Interest expense	(29,094)	(19,485)	(57,867)	(40,628)
Income tax expense from continuing operations	(1,737)	(914)	(3,358)	(1,688)
Net income (loss) from continuing operations	$(10,511)	212	$(19,889)	2,526

Adjusted EBITDA increased $17,322,000, or 24.3%, and $33,966,000, or 23.8%, for the three and six months ended June 30, 2014 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics Adjusted EBITDA was $90,261,000 and $179,536,000 for the three and six months ended June 30, 2014, respectively, as compared to $70,408,000 and $139,822,000 for the three and six months ended June 30, 2013, respectively.

Liquidity and Capital Resources

At June 30, 2014, we had $24,661,000 of cash and cash equivalents, $112,000 of current restricted cash, and $130,541,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the six months ended June 30, 2014 and 2013, our cash flow from operating activities was $114,930,000 and $100,505,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2014 and 2013, the Company used cash of $126,640,000 and $113,199,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2014 and 2013, the Company used cash of $3,212,000 and $3,990,000, respectively, to fund its capital expenditures.

On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time. On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its shares of Series A Common Stock.  During the six months ended June 30, 2014, the Company purchased 308,609 shares of Series A Common Stock pursuant to these authorizations for approximately $22,154,000.  Approximately $3,480,000 in shares of Series A Common Stock may still be purchased under the authorizations.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next few years as we replace the 2G equipment used in many of our subscribers’ security systems.  Costs incurred and subscriber attrition resulting from the 2G phase-out will, to some extent, be dependent on the level of advance notice received from the telecommunication providers.  We expect costs associated with the phase-out to be relatively small in 2014 and then increase in 2015 and 2016.  We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which

Monitronics could borrow an additional $183,500,000 as of June 30, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at June 30, 2014 includes the principal balance of $1,632,882,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of June 30, 2014 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2014 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $902,882,000 as of June 30, 2014 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $41,500,000 as of June 30, 2014 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2014	$—	$4,583	$—	$4,583
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	50,667	—	50,667
2018	5,475	870,800	—	876,275
2019	—	—	—	—
Thereafter	—	—	688,500	688,500
Total	$5,475	$944,382	$688,500	$1,638,357

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended June 30, 2014:

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2014 - 4/30/2014	10,599	(2)	$74.40	—		(1)
5/1/2014 - 5/31/2014	—		—	—
6/1/2014 - 6/30/2014	108,211	(2)	63.37	—		(1)
Total	118,810		$64.35	—

(1)
On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A Common Stock. As of June 30, 2014, 812,996 shares of Series A Common Stock had been purchased, at an average price paid of $57.22 per share, pursuant to these authorizations.  Approximately $3,480,000 in shares of Series A Common Stock may still be purchased under the authorizations.

(2)	Includes shares withheld in payment of withholding taxes by certain of our employees upon vesting of their restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. *
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.
**          Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	August 8, 2014	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	August 8, 2014	By:	/s/ Michael R. Meyers
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