Form 10-Q
period 2014-09-30
Ascent Capital Group, Inc.
filed 2014-11-10
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 24, 2014 was:

Series A common stock 13,395,834 shares; and
Series B common stock 384,086 shares.

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$50,594	$44,701
Restricted cash	91	40
Marketable securities, at fair value	131,531	129,496
Trade receivables, net of allowance for doubtful accounts of $2,026 in 2014 and $1,937 in 2013	13,916	13,019
Deferred income tax assets, net	7,128	7,128
Income taxes receivable	—	7
Prepaid and other current assets	6,863	8,400
Assets held for sale	18,935	1,231
Total current assets	229,058	204,022
Property and equipment, net of accumulated depreciation of $29,537 in 2014 and $35,528 in 2013	35,700	56,528
Subscriber accounts, net of accumulated amortization of $677,889 in 2014 and $503,497 in 2013	1,366,250	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $49,132 in 2014 and $34,297 in 2013	49,800	64,635
Goodwill	527,502	527,502
Other assets, net	28,859	32,152
Total assets	$2,237,169	$2,225,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,871	$7,096
Accrued payroll and related liabilities	5,515	3,602
Other accrued liabilities	42,526	34,431
Deferred revenue	14,719	14,379
Holdback liability	18,502	19,758
Current portion of long-term debt	9,166	9,166
Liabilities of discontinued operations	6,354	7,136
Total current liabilities	103,653	95,568
Non-current liabilities:
Long-term debt	1,626,079	1,572,098
Long-term holdback liability	6,239	6,698
Derivative financial instruments	3,330	2,013
Deferred income tax liability, net	19,441	16,851
Other liabilities	15,311	17,808
Total liabilities	1,774,053	1,711,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,396,391 and 13,672,674 shares at September 30, 2014 and December 31, 2013, respectively	134	137
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,212 shares both at September 30, 2014 and December 31, 2013	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,452,944	1,470,056
Accumulated deficit	(988,314)	(957,179)
Accumulated other comprehensive income (loss), net	(1,652)	1,739
Total stockholders’ equity	463,116	514,757
Total liabilities and stockholders’ equity	$2,237,169	$2,225,793

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$136,027	115,844	$403,587	318,275
Operating expenses:
Cost of services	24,835	20,155	69,907	50,951
Selling, general, and administrative, including stock-based compensation	24,336	23,870	77,609	65,116
Amortization of subscriber accounts, dealer network and other intangible assets	64,341	55,746	189,382	146,059
Depreciation	2,525	2,305	7,851	6,360
Restructuring charges	51	402	969	402
Gain on disposal of operating assets, net	—	(17)	(69)	(5,473)
	116,088	102,461	345,649	263,415
Operating income	19,939	13,383	57,938	54,860
Other income (expense), net:
Interest income	822	909	2,542	2,816
Interest expense	(29,894)	(26,022)	(87,761)	(66,650)
Other income (expense), net	(10)	504	1,607	1,962
	(29,082)	(24,609)	(83,612)	(61,872)
Loss from continuing operations before income taxes	(9,143)	(11,226)	(25,674)	(7,012)
Income tax benefit (expense) from continuing operations	(1,849)	3,571	(5,207)	1,883
Net loss from continuing operations	(10,992)	(7,655)	(30,881)	(5,129)
Discontinued operations:
Earnings (loss) from discontinued operations	(133)	(83)	(254)	256
Income tax expense from discontinued operations	—	—	—	(40)
Earnings (loss) from discontinued operations, net of income tax	(133)	(83)	(254)	216
Net loss	(11,125)	(7,738)	(31,135)	(4,913)
Other comprehensive income (loss):
Foreign currency translation adjustments	(305)	351	(107)	(17)
Unrealized holding losses on marketable securities, net	(1,646)	(1,024)	(1,500)	(3,176)
Unrealized gain (loss) on derivative contracts, net	4,355	(4,526)	(1,784)	7,404
Total other comprehensive income (loss), net of tax	2,404	(5,199)	(3,391)	4,211
Comprehensive loss	$(8,721)	(12,937)	$(34,526)	(702)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.81)	(0.54)	$(2.26)	(0.37)
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02
Net loss	$(0.82)	(0.55)	$(2.28)	(0.35)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(31,135)	(4,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	254	(216)
Amortization of subscriber accounts, dealer network and other intangible assets	189,382	146,059
Depreciation	7,851	6,360
Stock-based compensation	5,141	5,535
Deferred income tax expense (benefit)	2,597	(4,092)
Gain on disposal of operating assets, net	(69)	(5,473)
Long-term debt amortization	3,255	1,263
Other non-cash activity, net	8,679	7,634
Changes in assets and liabilities:
Trade receivables	(6,657)	(6,394)
Prepaid expenses and other assets	1,612	2,617
Payables and other liabilities	8,294	21,549
Operating activities from discontinued operations, net	(1,036)	(278)
Net cash provided by operating activities	188,168	169,651
Cash flows from investing activities:
Capital expenditures	(5,035)	(6,314)
Cost of subscriber accounts acquired	(202,429)	(174,527)
Cash paid for acquisition, net of cash acquired	—	(479,795)
Purchases of marketable securities	(3,535)	(21,770)
Proceeds from sale of marketable securities	—	15,384
Increase in restricted cash	(51)	(40)
Proceeds from the disposal of operating assets	241	12,886
Other investing activities	(436)	—
Net cash used in investing activities	(211,245)	(654,176)
Cash flows from financing activities:
Proceeds from long-term debt	139,500	594,875
Payments on long-term debt	(88,774)	(90,456)
Payments of financing costs	—	(11,079)
Stock option exercises	719	10
Purchases and retirement of common stock	(22,475)	—
Bond hedge and warrant transactions, net	—	(6,107)
Other financing activities	—	(200)
Net cash provided by financing activities	28,970	487,043
Net increase in cash and cash equivalents	5,893	2,518
Cash and cash equivalents at beginning of period	44,701	78,422
Cash and cash equivalents at end of period	$50,594	80,940
Supplemental cash flow information:
State taxes paid, net	$2,644	2,350
Interest paid	67,314	49,324

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional		Accumulated other	Total
	Preferred	Common stock			paid-in	Accumulated	comprehensive	stockholders’
	stock	Series A	Series B	Series C	capital	deficit	income (loss)	equity
Balance at December 31, 2013	$—	137	4	—	1,470,056	(957,179)	1,739	514,757
Net loss	—	—	—	—	—	(31,135)	—	(31,135)
Other comprehensive loss	—	—	—	—	—	—	(3,391)	(3,391)
Stock-based compensation	—	—	—	—	5,141	—	—	5,141
Stock awards and option exercises	—	—	—	—	719	—	—	719
Value of shares withheld for tax liability	—		—	—	(500)	—	—	(500)
Purchases and retirement of common stock	—	(3)	—	—	(22,472)	—	—	(22,475)
Balance at September 30, 2014	$—	134	4	—	1,452,944	(988,314)	(1,652)	463,116

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (the “2013 Form 10-K”).

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

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("FASB ASC Topic 805").  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value. In connection with the Security Networks Acquisition, the Company recognized goodwill of $177,289,000.

The Company’s 2013 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s 2013 Form 10-K, an adjustment was made to increase goodwill by $989,000, which is reflected in the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805. The increase to goodwill was related to adjustments to the deferred income tax liabilities acquired as a result of obtaining Security Networks' final short period federal and state income tax returns for 2013, which were filed in the second quarter of 2014. There were additional adjustments to acquired deferred tax liabilities recognized in the fourth quarter of 2013 that were reflected in the consolidated financial statements in the Company's 2013 Form 10-K. The total increase to the acquired deferred income tax liabilities for these adjustments resulted in a $4,823,000 reduction in Monitronics' valuation allowance. In accordance with FASB ASC Topic 805, the corresponding decrease in income tax expense from continuing operations related to the reduction in valuation allowance has been retrospectively applied to the revised three and nine months ended September 30, 2013 consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro forma information for the Company, which includes the historical operating results of Security Networks prior to ownership by the Company. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(amounts in thousands, except per share amounts)
As reported:
Net revenue	$115,844	$318,275
Net loss from continuing operations	(7,655)	(5,129)
Basic and diluted net loss from continuing operations per share	$(0.54)	$(0.37)

Supplemental pro forma:
Net revenue	$131,951	$382,789
Net loss from continuing operations	(9,530)	(23,758)
Basic and diluted net loss from continuing operations per share	$(0.67)	$(1.68)

(4)                                 Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$129,496	142,587
Purchases	3,535	21,770
Sales at cost basis (a)	—	(15,286)
Realized and unrealized losses, net	(1,500)	(3,176)
Ending balance	$131,531	145,895

(a)         For the nine months ended September 30, 2013, total proceeds from the sale of marketable securities were $15,384,000 resulting in a pre-tax gain of $98,000.

The following table presents the changes in Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets for unrealized and realized gains and losses of the investments in marketable securities (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accumulated other comprehensive income (loss)
Beginning balance	$1,644	515	$1,498	2,667
Unrealized losses, net of income tax of $0	(1,646)	(926)	(1,500)	(3,078)
Realized gain recognized into earnings, net of income tax of $0 (a)	—	(98)	—	(98)
Ending balance	$(2)	(509)	$(2)	(509)

(a)        The realized gain of the sale of marketable securities for the three and nine months ended September 30, 2013 is included in Other income, net on the consolidated statements of operations and comprehensive income (loss).

(5)                                 Assets Held for Sale

In the third quarter of 2014, the Company reclassified $17,704,000 of land and building, net of accumulated depreciation, to Assets held for sale on the condensed consolidated balance sheet. At September 30, 2014, the Company has $18,935,000 classified as assets held for sale on the condensed consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(6)                                 Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Interest payable	$27,771	$15,455
Income taxes payable	2,669	2,744
Legal accrual	1,319	1,378
Other	10,767	14,854
Total Other accrued liabilities	$42,526	$34,431

(7)                                Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$76,664	$74,189
Monitronics 9.125% Senior Notes due April 1, 2020	585,259	585,282
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	896,222	902,293
Monitronics $225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	77,100	19,500
	1,635,245	1,581,264
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,626,079	$1,572,098

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

Holders of the Convertible Notes (“Noteholders”) have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Series A Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Series A Common Stock of approximately $102.804 (the “Conversion Price”).  Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Series A Common Stock or any combination thereof at Ascent’s election. In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of September 30, 2014	As of December 31, 2013
Principal	$103,500	$103,500
Unamortized discount	(26,836)	(29,311)
Carrying value	$76,664	$74,189

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $1,035,000 and $3,105,000 on the Convertible Notes for the three and nine months ended September 30, 2014, respectively.  The Company recognized contractual interest expense of $862,500 for both the three and nine months ended September 30, 2013. The Company amortized $845,000 and $2,475,000 of the Convertible Notes debt discount into interest expense for the three and nine months ended September 30, 2014, respectively. The Company amortized $640,000 of the Convertible Notes debt discount into interest expense for both the three and nine months ended September 30, 2013.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of September 30, 2014, $147,900,000 is available for borrowing under the revolving credit facility.

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

On September 30, 2014, Monitronics borrowed $27,500,000 on the Credit Facility revolver to funds its October 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

As of September 30, 2014, the Company has deferred financing costs, net of accumulated amortization, of $23,864,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

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

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2014	$2,292
2015	9,166
2016	9,166
2017	86,266
2018	870,800
2019	—
Thereafter	688,500
Total principal payments	$1,666,190
Less:
Unamortized discounts and premium, net	30,945
Total debt on condensed consolidated balance sheet	$1,635,245

(8)                                 Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 9, Fair Value Measurements, for additional information about the credit valuation adjustments.

The Swaps’ outstanding notional balance as of September 30, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$536,250,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
142,100,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,086,683	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,086,683	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,315,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$1,988	(5,734)	$(7,617)	3,830
Effective portion of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	$(2,367)	(1,208)	$(5,833)	(3,574)
Ineffective portion of amount of gain (loss) recognized into Net income (loss) on interest rate swaps (a)	$59	(50)	$56	30

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Money market funds (a)	$13,685	—	—	13,685
Investments in marketable securities (b)	126,687	4,844	—	131,531
Derivative financial instruments - assets (c)	—	1,763	—	1,763
Derivative financial instruments - liabilities	—	(3,330)	—	(3,330)
Total	$140,372	$3,277	$—	$143,649
December 31, 2013
Money market funds (a)	$27,710	—	—	27,710
Investments in marketable securities (b)	124,921	4,575	—	129,496
Derivative financial instruments - assets (c)	—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$152,631	$5,057	$—	$157,688

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)
Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

(c)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  As of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Long term debt, including current portion:
Carrying value	$1,635,245	$1,581,264
Fair value (a)	1,662,224	1,667,671

(a)	The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)                                 Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and nine months ended September 30, 2014, the Company recorded $51,000 and $969,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

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

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	September 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	969	(2,271)	—	268

2008 Restructuring Plan
Excess facility costs	$141	—	—	—	141

	December 31, 2012	Additions	Payments	Other		September 30, 2013
2013 Restructuring Plan
Severance and retention	$—	402	—	492	(a)	894

2008 Restructuring Plan
Excess facility costs	$141	—	—	—		141

(a)        Amount was recorded upon the acquisition of Security Networks.

(11)                          Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A and Series B common stock for the nine months ended September 30, 2014:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2013	13,672,674	384,212
Issuance of restricted stock	24,863	—
Restricted stock cancelled for forfeitures and tax withholding	(8,099)	—
Stock option exercises	20,562	—
Repurchases and retirements of Series A shares	(313,609)	—
Balance at September 30, 2014	13,396,391	384,212

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net	Unrealized gains and losses on derivative instruments, net (a)	Accumulated other comprehensive income (loss)
As of December 31, 2013	$167	1,498	74	1,739
Loss through Accumulated other comprehensive income (loss)	(107)	(1,500)	(7,617)	(9,224)
Reclassifications of loss into Net loss	—	—	5,833	5,833
As of September 30, 2014	$60	(2)	(1,710)	(1,652)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

(12)    Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average Series A and Series B shares — basic and diluted	13,543,444	14,025,621	13,660,335	13,936,235

For the three and nine months ended September 30, 2014, diluted shares outstanding excluded the effect of 1,496,708 stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2013, there were 1,521,358 anti-dilutive outstanding securities.

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

(14)                          Subsequent Events

On November 10, 2014, the Company announced the Board of Directors' authorization of an increase of $25,000,000 to the Company's stock repurchase program. The Company may purchase shares of its Series A Common Stock or shares of Ascent Capital's Series B common stock, par value $0.01 per share, under the increased program.

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

Ascent Capital’s attrition analysis and results of operations for the three and nine months ended September 30, 2014 include the operations of the Security Networks business.

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

The table below presents subscriber data for the twelve months ended September 30, 2014 and 2013:

	Twelve Months Ended September 30,
	2014		2013
Beginning balance of accounts	1,041,740		717,488
Accounts acquired	155,568		437,860
Accounts canceled	(132,153)		(106,859)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(8,014)	(b)	(6,749)	(c)
Ending balance of accounts	1,057,141		1,041,740
Monthly weighted average accounts	1,049,454		847,673
Attrition rate	(12.6)%		(12.6)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net increase of 1,385 subscriber accounts related to the Security Networks Acquisition. These acquisition adjustments include a favorable adjustment of 1,503 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014. The favorable adjustment was partially offset by 118 subscriber accounts that were proactively canceled in October 2013 because they were active with both Monitronics and Security Networks.

(c)	Includes 1,946 subscriber accounts that were proactively canceled during the third quarter of 2013 because they were active with both Monitronics and Security Networks.

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

Accounts Acquired

During the three and nine months ended September 30, 2014, Monitronics acquired 43,602 and 118,227 subscriber accounts, respectively. Acquired contracts for the three months ended September 30, 2014 reflect bulk buy purchases of approximately 2,500 subscriber accounts. Acquired contracts for the nine months ended September 30, 2014 reflect bulk buy purchases of approximately 5,400 subscriber accounts. During the three and nine months ended September 30, 2013, Monitronics acquired 37,109 and 113,302 subscriber accounts, respectively, without giving effect to the Security Networks Acquisition.  Acquired contracts for the nine months ended September 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013. There were no bulk purchases during the three months ended September 30, 2013.

Acquired contracts for the twelve months ended September 30, 2013 includes 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013, and approximately 111,200 accounts purchased in various bulk buys throughout the period.

Recurring monthly revenue ("RMR") acquired during the three and nine months ended September 30, 2014 was approximately $2,007,000 and $5,406,000, respectively. RMR acquired during the three and nine months ended September 30, 2013 was approximately $1,701,000 and $5,068,000, respectively, without giving effect to the Security Networks Acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$136,027	115,844	$403,587	$318,275
Cost of services	24,835	20,155	69,907	50,951
Selling, general, and administrative	24,336	23,870	77,609	65,116
Amortization of subscriber accounts, dealer network and other intangible assets	64,341	55,746	189,382	146,059
Restructuring charges	51	402	969	402
Interest expense	(29,894)	(26,022)	(87,761)	(66,650)
Income tax benefit (expense) from continuing operations	(1,849)	3,571	(5,207)	1,883
Net loss from continuing operations	(10,992)	(7,655)	(30,881)	(5,129)
Net loss	(11,125)	(7,738)	(31,135)	(4,913)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$91,138	77,649	$270,674	$217,472
Corporate Adjusted EBITDA	(2,558)	(1,990)	(5,604)	711
Total Adjusted EBITDA	$88,580	75,659	$265,070	$218,183
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	67.0%	67.0%	67.1%	68.3%
Corporate	(1.9)%	(1.7)%	(1.4)%	0.2%

(a)	See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $20,183,000, or 17.4%, and $85,312,000, or 26.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 200,000 accounts from the Security Networks Acquisition in August 2013 and the acquisition of over 150,000 accounts through Monitronics’ authorized dealer program subsequent to September 30, 2013.  Average monthly revenue per subscriber increased from $40.70 as of September 30, 2013 to $41.36 as of September 30, 2014. Net revenue for the three and nine months ended September 30, 2013 also reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of services.  Cost of services increased $4,680,000, or 23.2%, and $18,956,000, or 37.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to subscriber growth as explained above, as well as increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  Cost of services as a percent of net revenue increased from 17.4% and 16.0% for the three and nine months ended September 30, 2013, respectively, to 18.3% and 17.3% for the three and nine months ended September 30, 2014, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $466,000, or 2.0%, and $12,493,000, or 19.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increases are a result of higher Monitronics SG&A costs, which are attributable to subscriber growth over the last twelve months. In addition, for the nine months ended September 30, 2014, the Company incurred redundant staffing and operating costs at Monitronics' Dallas, Texas headquarters in advance of transitioning Security Networks' operations from Florida to Texas. This transition was completed in April 2014.  Also, professional fees incurred in relation to this transition effort totaled $2,182,000 for the nine months ended September 30, 2014, as compared to $535,000 for the corresponding prior year period. SG&A as a percent of net revenue decreased from 20.6% and 20.5% for the three and nine months ended September 30, 2013, respectively, to 17.9% and 19.2% for the three and nine months ended September 30, 2014, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $8,595,000 and $43,323,000 for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to September 30, 2013 and amortization of approximately $14,269,000 and $44,952,000 for the three and nine months ended September 30, 2014, respectively, related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and nine months ended September 30, 2014, the Company recorded $51,000 and $969,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

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

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	September 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	969	(2,271)	—	268

2008 Restructuring Plan
Excess facility costs	$141	—	—	—	141

	December 31, 2012	Additions	Payments	Other		September 30, 2013
2013 Restructuring Plan
Severance and retention	$—	402	—	492	(a)	894

2008 Restructuring Plan
Excess facility costs	$141	—	—	—		141

(a)        Amount was recorded upon the acquisition of Security Networks.

Interest expense.  Interest expense increased $3,872,000 and $21,111,000 for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods. The increases in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition.  For the nine months ending September 30, 2014, the increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013.

Income tax benefit (expense) from continuing operations.  The Company had pre-tax loss from continuing operations of $9,143,000 and $25,674,000 for the three and nine months ended September 30, 2014, respectively, and income tax expense of $1,849,000 and $5,207,000 for the three and nine months ended September 30, 2014, respectively.  The Company had pre-tax loss from continuing operations of $11,226,000 and $7,012,000 for the three and nine months ended September 30, 2013, respectively, and an income tax benefit of $3,571,000 and $1,883,000 for the three and nine months ended September 30, 2013.  Income tax expense for the three and nine months ended September 30, 2014 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.  Income tax benefit for the three and nine months ended September 30, 2013 is primarily attributable to the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition, partially offset by Monitronics state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Adjusted EBITDA	$88,580	75,659	$265,070	218,183
Amortization of subscriber accounts, dealer network and other intangible assets	(64,341)	(55,746)	(189,382)	(146,059)
Depreciation	(2,525)	(2,305)	(7,851)	(6,360)
Stock-based compensation	(1,734)	(1,752)	(5,141)	(5,535)
Restructuring charges	(51)	(402)	(969)	(402)
Security Networks acquisition related costs	—	(1,032)	—	(2,470)
Security Networks integration related costs	—	(535)	(2,182)	(535)
Interest income	822	909	2,542	2,816
Interest expense	(29,894)	(26,022)	(87,761)	(66,650)
Income tax benefit (expense) from continuing operations	(1,849)	3,571	(5,207)	1,883
Net loss from continuing operations	$(10,992)	(7,655)	$(30,881)	(5,129)

Adjusted EBITDA increased $12,921,000, or 17.1%, and $46,887,000, or 21.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics Adjusted EBITDA was $91,138,000 and $270,674,000 for the three and nine months ended September 30, 2014, respectively, as compared to $77,649,000 and $217,472,000 for the three and nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources

At September 30, 2014, we had $50,594,000 of cash and cash equivalents, $91,000 of current restricted cash, and $131,531,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the nine months ended September 30, 2014 and 2013, our cash flow from operating activities was $188,168,000 and $169,651,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2014 and 2013, the Company used cash of $202,429,000 and $174,527,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2014 and 2013, the Company used cash of $5,035,000 and $6,314,000, respectively, to fund its capital expenditures.

On September 30, 2014, Monitronics borrowed $27,500,000 on the Credit Facility revolver to funds its October 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000.

On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time. On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its shares of Series A Common Stock.  During the nine months ended September 30, 2014, the Company purchased 313,609 shares of Series A Common Stock pursuant to these authorizations for approximately $22,475,000.  On November 10, 2014, the Company announced the Board of Directors' authorization of an increase of $25,000,000 to the Company's stock repurchase program, which combined with the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate $28,150,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next few years as we replace the 2G equipment used in many of our subscribers’ security systems.  Costs incurred and subscriber attrition resulting from the 2G phase-out will, to some extent, be dependent on the level of advance notice received from the telecommunication providers.  We expect costs associated with the phase-out to be relatively small in 2014 and then increase in 2015 and 2016.  We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $147,900,000 as of September 30, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at September 30, 2014 includes the principal balance of $1,666,190,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of September 30, 2014 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2014 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $900,590,000 as of September 30, 2014 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $77,100,000 as of September 30, 2014 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2014	$—	$2,292	$—	$2,292
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	86,266	—	86,266
2018	1,567	870,800	—	872,367
2019	—	—	—	—
Thereafter	—	—	688,500	688,500
Total	$1,567	$977,690	$688,500	$1,667,757

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A common stock) during the three months ended September 30, 2014:

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/2014 - 7/31/2014	5,597	(2)	$64.51	—		(1)
8/1/2014 - 8/31/2014	38	(2)	64.96	—
9/1/2014 - 9/30/2014	1,815	(2)	61.34	—
Total	7,450		$63.74	—

(1)
On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A Common Stock. As of September 30, 2014, 817,996 shares of Series A Common Stock had been purchased, at an average price paid of $57.27 per share, pursuant to these authorizations.  On November 10, 2014, the Company announced the Board of Directors' authorization of an increase of $25,000,000 to the Company's stock repurchase program, which combined with the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate $28,150,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

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

ASCENT CAPITAL GROUP, INC.

Date:	November 10, 2014	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	November 10, 2014	By:	/s/ Michael R. Meyers
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