Form 10-K
period 2014-12-31
Ascent Capital Group, Inc.
filed 2015-02-27
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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
Series B Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company).
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2014, was approximately $848.3 million.

The number of shares outstanding of Ascent Capital Group, Inc.’s common stock as of February 13, 2015 was:
 Series A common stock 13,161,399 shares; and Series B common stock 384,086 shares.
 Documents Incorporated by Reference
The Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT CAPITAL GROUP, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

At December 31, 2014, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. (“Monitronics”), investments in marketable securities, real estate properties and cash and cash equivalents. On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).

At December 31, 2014, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $122,593,000 and $12,612,000, respectively.

Recent Developments

On February 17, 2015, Monitronics entered into an amendment (“Amendment No. 4”) with the lenders of its senior secured credit agreement dated March 23, 2012, and as amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012.  Amendment No. 4 provided for, among other things, an increase in the commitments under the revolving credit facility in a principal amount of $90,000,000.

On February 23, 2015, Monitronics acquired LiveWatch Security, LLC, a Do-It-Yourself (“DIY”) home security provider offering interactive and home automation services for approximately $67,000,000 which includes $6,000,000 of retention bonuses to be paid on the second anniversary of the closing (the "LiveWatch Acquisition"). The transaction was financed with debt under Monitronics' expanded revolver and cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for a performance based bonus arrangement estimated to yield an aggregate pay-out of approximately $8,500,000, assuming certain performance metrics are met by LiveWatch during the first four years following the acquisition date and assuming the continued employment by the bonus recipient during such time.

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

Based on the foregoing criteria, we only had one reportable segment as of December 31, 2014.  For more information, see our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets as of December 31, 2014 consisted of our wholly-owned operating subsidiary, Monitronics, investments in marketable securities, real estate properties, and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

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

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  Monitronics generates incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2014, Monitronics provided contract monitoring services for over 92,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Monitronics’ authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2014, Monitronics acquired alarm monitoring contracts from more than 600 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. Monitronics has the ability to monitor a variety of signals from nearly all types of residential security systems. Monitronics generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and Monitronics has a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, Monitronics seeks to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, Monitronics conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

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

Monitronics believes its ability to maximize its return on invested capital is largely dependent on the quality of the accounts acquired.  Monitronics conducts a review of each account to be acquired through its dealer network.  This process typically includes:

•	subscriber credit score reviews;

•	telephone surveys to confirm satisfaction with the installation and security systems;

•	an individual review of each alarm monitoring contract;

•	confirmation that the customer is a homeowner; and

•	confirmation that each security system is monitored by Monitronics’ central monitoring station prior to origination.

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

Monitronics believes that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last five calendar years, the average credit score of accounts acquired by Monitronics was 715 or higher on the FICO scale.

Approximately 94% of Monitronics’ subscribers are residential homeowners and the remainder are small commercial accounts. Monitronics believes that by focusing on residential homeowners, rather than renters, it can reduce attrition, because homeowners relocate less frequently than renters.

Monitronics provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas.  This facility is Underwriters Laboratories (“UL”) listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Monitronics' central monitoring station in Dallas has also received the Central Station Alarm Association’s (“CSAA”) prestigious Five Diamond Certification. Less than approximately 3% of recognized North American central monitoring stations have attained Five Diamond Certified status.

Monitronics has a back-up facility that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at its primary customer care center. A third party call center in Mexico provides telephone support for Spanish-speaking subscribers.

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

Monitronics’ Dallas facility has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Monitronics relies on its nationwide network of independent service dealers and over 50 employee field service technicians to provide such service.  Monitronics closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2014, Monitronics dispatched over 300 independent service dealers around the country to handle its field service.

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

Monitronics' dealer network provides for the acquisition of subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to Monitronics. The dealer then submits this monitoring agreement for Monitronics’ due diligence review.

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

Dealer Marketing Support

Monitronics offers its authorized dealers an extensive marketing support program. Monitronics focuses on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•sales brochures and flyers;
•yard signs;
•window decals;
•customer forms and agreements;
•sales presentation binders;
•door hangers;
•lead boxes;
•vehicle graphics;
•trade show booths; and
•clothing bearing the Monitronics brand name.

These materials are made available to dealers at prices that Monitronics' management believes would not be available to dealers on an individual basis.

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

Customer Integration and Marketing

Monitronics’ dealers typically introduce customers to Monitronics in the home when describing Monitronics’ central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that Monitronics is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed above. All materials focus on the Monitronics brands and the role of Monitronics as the single source of support for the customer.

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

Strategy

Corporate Strategy

Ascent Capital actively seeks opportunities to leverage our strong operating platform and capital position through strategic acquisitions and investments in the security alarm monitoring industry as well as other life safety industries.

We continually evaluate acquisition and investment opportunities that we believe offer the opportunity for attractive returns on equity. In evaluating potential acquisition and investment candidates we consider various factors, including among other things:

•	opportunities that strategically align with our existing operations;
•financial characteristics, including recurring revenue streams and free cash flow;
•growth potential;

•	potential return on investment incorporating appropriate financial leverage, including the target’s existing indebtedness and opportunities to restructure some or all of that indebtedness;
•risk profile of business; and
•the presence of a strong management team.

We consider acquisitions and investments utilizing cash, leverage and, potentially, Ascent Capital stock. In addition to acquisitions, we consider majority ownership positions, minority equity investments and, in appropriate circumstances, senior debt investments that we believe provide either a path to full ownership or control, the possibility for high returns on investment, or significant strategic benefits.

Our acquisition and investment strategy entails risk. While our preference is to build our presence in the security alarm monitoring industry through acquisitions, we will also consider potential acquisitions in other life safety industries, which could result in further changes in our operations from those historically conducted by us.  Please see “Risk Factors” below.

Monitronics Strategy

Monitronics’ goal is to maximize return on invested capital, which it believes can be achieved by pursuing the following strategies:

Maximize Subscriber Retention

Monitronics seeks to maximize subscriber retention by continuing to acquire high quality accounts and to increase the average life of an account through the following initiatives:

•	maintain the high quality of its subscriber base by continuing to implement its highly disciplined account acquisition program;

•
continue to incentivize its dealers to obtain only high-quality accounts through quality incentives built into the cost multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	provide superior customer service on the telephone and in the field; and

•	actively identify subscribers who are relocating, the number one reason for account cancellations, and target retention of such subscribers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in its cost structure, Monitronics believes it will continue to experience high Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. Monitronics believes its cash flows may also benefit from its continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term “Adjusted EBITDA” means net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based compensation, and other non-cash or non-recurring charges, and “Adjusted EBITDA margin” means Adjusted EBITDA as a percentage of net revenue. For further discussion of Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Our Network of Dealers

Monitronics' plan is to continue to grow account acquisitions through its dealer network by targeting dealers that can benefit from its dealer program services and that can generate high quality subscribers. Monitronics believes it is an attractive partner for dealers for the following reasons:

•
Monitronics provides dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on-line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers;

•
individual dealers retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing Monitronics to capitalize on the considerable local market knowledge, goodwill and name recognition of its dealers; and

•	Monitronics reliably offers competitive rates for account acquisition.

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see “ITEM 1A. RISK FACTORS.”

Industry; Competition

The security alarm industry is highly competitive and fragmented, and competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the U.S. are as follows:

•The ADT Corporation (“ADT”);
•Vivint, Inc., a subsidiary of APX Group Holdings, Inc.;
•Protection One, Inc.; and
•Stanley Security Solutions, a subsidiary of Stanley Black and Decker.

The security alarm industry has remained highly competitive and fragmented over time without any material change to market concentration.  Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify subscriber accounts. Competition for subscribers has increased in recent years from cable and telecommunication providers expanding their service offerings into the security alarm industry, as well as the emergence of DIY home security providers. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of services, and our low cost structure.  The dynamics of the security alarm industry often favor larger alarm monitoring companies with a nationwide focus that have greater capital and benefit from economies of scale in technology, advertising and other expenditures.

Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to that of Monitronics.  In these instances, Monitronics must also compete with these programs in recruiting dealers.  Monitronics believes it competes effectively with other dealer programs due to the quality of its dealer support services and its competitive acquisition terms.  The significant other dealer programs that Monitronics also competes with are as follows:

•	ADT

•	Central Security Group, Inc.

•	Guardian Protection Services, Inc.

Of all of Monitronics' competitors for both subscribers and dealers, ADT is significantly larger and has more capital.

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

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•subjecting alarm monitoring companies to fines or penalties for false alarms;
•imposing fines on alarm subscribers for false alarms;
•imposing limitations on the number of times the police will respond to false alarms at a particular location;

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

For additional information on the regulatory frame work in which Monitronics operates, please see “ITEM 1A. RISK FACTORS — Factors Relating to Regulatory Matters.”

Employees

At December 31, 2014, Ascent Capital, together with its subsidiaries, had over 1,000 full-time employees, all of which are located in the U.S.

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

A significant element of Monitronics’ business strategy is the generation of new customer accounts through its dealer network, which accounted for substantially all of Monitronics’ new customer accounts for the year ended December 31, 2014. Monitronics’ future operating results will depend in large part on its ability to manage its generation strategies effectively. Although Monitronics currently generates accounts through hundreds of authorized dealers, a significant portion of its accounts originate from a smaller number of dealers. Monitronics experiences loss of dealers from its dealer network due to various factors, such as dealers becoming inactive or discontinuing their electronic security business and competition from other alarm monitoring companies. If Monitronics experiences a loss of dealers representing a significant portion of its account generation engine or if Monitronics is unable to replace or recruit dealers in accordance with its business plans, Monitronics’ business, financial condition and results of operations could be materially and adversely affected.

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

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. Although Monitronics has continued to grow its business in the most recent periods of general economic downturn, no assurance can be given that it will be able to continue acquiring quality alarm monitoring contracts or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow Monitronics’ subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by its competitors. If there are prolonged durations of general economic downturn, Monitronics’ results of operations and subscriber account growth could be materially and adversely affected.

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

The nature of the services Monitronics provides potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by Monitronics, the subscribers (or their insurers) could bring claims against Monitronics, and Monitronics has been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by Monitronics, the dealers could bring claims against Monitronics. Although substantially all of Monitronics’ alarm monitoring contracts and contract acquisition agreements contain provisions limiting its liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the alarm monitoring contracts or a contract acquisition agreement that do not contain such provisions expose Monitronics to risks of liability that could materially and adversely affect its business. Moreover, even when such provisions are included in an alarm monitoring contract or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on Monitronics’ financial condition. In addition, there can be no assurance that Monitronics is adequately insured for these risks. Certain of its insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against Monitronics, the resulting liability could have a material adverse effect on its financial condition or results of operations. See note 18, Commitments, Contingencies and Other Liabilities, to our consolidated financial statements for the year ended December 31, 2014, incorporated by reference herein.

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

A disruption to both the main monitoring facility and the back-up monitoring facility could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. Monitronics’ main monitoring facility holds UL listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that Monitronics’ main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that Monitronics’ back-up monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

Monitronics relies on third parties to transmit signals to its monitoring facilities and provide other services to its subscribers.

Monitronics relies on various third party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect Monitronics’ ability to provide alarm monitoring, home automation and interactive services to its subscribers. Monitronics also relies on third party technology companies to provide home automation and interactive services to its subscribers. These technology companies could fail to provide these services consistently, or at all, which could result in Monitronics' inability to meet customer demand and damage its reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facility or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business. See also “Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact Monitronics’ business and require significant capital expenditures” below with respect to risks associated with changes in signal transmissions.

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

Substantially all of Monitronics’ subscriber alarm systems use either a traditional land-line or cellular service to communicate alarm signals from the subscribers’ locations to its monitoring facilities. There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. One of the nation's largest cellular carriers has announced that it does not intend to support its 2G cellular network services beyond 2016 and may terminate service carried on this network. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require Monitronics to subsidize the replacement of subscribers’ outdated equipment and could cause an increase in subscriber attrition. During 2014, Monitronics implemented a program (the "Radio Conversion Program") to upgrade subscribers' alarm monitoring systems that communicate across the 2G network it expects to be discontinued.  In connection with the Radio Conversion Program, Monitronics incurred costs of $1,113,000 in 2014 and could incur incremental costs of $13,000,000 to $16,000,000 per year through 2016.  Monitronics is working with the cellular carriers and other 2G network user groups to pursue strategies which could significantly reduce these costs, but there is no assurance any of these efforts will be successful. In addition to the conversion costs, this process may divert management’s attention and other important resources away from customer service and sales efforts.

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

As part of its operations, Monitronics collects a large amount of private information from its subscribers, including social security numbers, credit card information, images and voice recordings. If it were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, Monitronics may experience a general decline in consumer confidence in its business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use Monitronics’ services because of concerns over data privacy or credit card fraud, Monitronics’ ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of its network, boost general consumer confidence in its business, or prevent credit card fraud and identity theft, Monitronics may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in Monitronics’ business or additional capital expenditure requirement could have a material adverse effect on its business, financial condition and results of operations.

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

The success of Monitronics has been largely dependent upon the active participation of its officers and employees. The loss of the services of key members of its management for any reason may have a material adverse effect on its operations and the ability to maintain and grow its business. Monitronics depends on the managerial skills and expertise of its management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the alarm monitoring contracts and administering and providing dealer services under the contract acquisition agreements. There is no assurance that Monitronics will be able to retain its current management and other experienced employees or replace them satisfactorily to the extent they leave its employ. As previously announced, Michael Haislip, Ascent Capital's Executive Vice President and Monitronics' President and Chief Executive Officer, intends to retire at the end of his existing employment contract on June 14, 2016. Although a search is underway for Mr. Haislip's successor, no assurance can be given as to when a suitable replacement will be found. The loss of Monitronics' experienced employees’ services and expertise could materially and adversely affect Monitronics’ business.

The high level of competition in Monitronics’ industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2014, Monitronics was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. Monitronics faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices for monitoring services. Monitronics also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, Monitronics is facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over Monitronics, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or requiring it to increase the price paid for subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

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

Monitronics may pursue business opportunities that diverge from its current business model, including expanding its products or service offerings, investing in new and unproven technologies, adding customer acquisition channels and forming new alliances with companies to market its services. Monitronics can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, Monitronics’ pursuit of such business opportunities could cause its cost of investment in new customers to grow at a faster rate than its recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than Monitronics’ current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, Monitronics might be required to draw on its Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect Monitronics’ business, financial condition, results of operations and cash flows.

Third party claims with respect to Monitronics’ intellectual property, if decided against Monitronics, may result in competing uses of Monitronics’ intellectual property or require the adoption of new, non-infringing intellectual property.

Monitronics has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that Monitronics does not own or have rights to use all intellectual property rights used in the conduct of its business. While Monitronics does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against it or claim that its rights to its intellectual property are invalid or unenforceable, and Monitronics cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the “Monitronics” mark could have a material adverse effect on Monitronics’ business if such claims were decided against Monitronics and Monitronics was precluded from using or licensing the “Monitronics” mark or others were allowed to use such mark. If Monitronics was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that Monitronics was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Monitronics has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

Monitronics has a significant amount of indebtedness.  As of December 31, 2014, Monitronics had principal indebtedness of $1,653,799,000, which includes terms loans and a revolving credit facility both under its senior secured credit agreement (together referred to as the "Credit Facility"), $585,000,000 of 9.125% senior notes (the "Senior Notes") and a 9.868% promissory note of $100,000,000 due to the Company.  That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

The agreements governing Monitronics' various debt obligations, including its Credit Facility and the indenture governing the Senior Notes, impose restrictions on its business and the business of its subsidiaries and such restrictions could adversely affect Monitronics’ ability to undertake certain corporate actions.

The agreements governing Monitronics’ indebtedness restrict its ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of its capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates, including Ascent Capital;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	annual limits on the amount of capital expenditures;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of alarm monitoring contracts;

•	enter into certain transactions with affiliates;

•	make certain amendments to its organizational documents;

•	make changes in the nature of its business;

•	enter into certain burdensome agreements;

•	make accounting changes;

•	use proceeds of loans to purchase or carry margin stock; and

•	allow the suspension of alarm licenses.

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

Enactment of these measures could adversely affect Monitronics’ future operations and business. For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If Monitronics needs to hire security guards or use third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability to properly fund its ongoing operations, or increased costs to its customers, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although Monitronics has less than 40,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect its business.

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

Although our Series B Common Stock trades on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B Common Stock is not widely held, with 92% of the outstanding shares as of December 31, 2014 beneficially owned by John C. Malone, a former director of the Company, and William Fitzgerald, Ascent Capital's Chairman, President and Chief Executive Officer. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market.  The OTC Markets tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. Each share of the Series B Common Stock is convertible, at any time at the option of the holder, into one share of Series A Common Stock, which is listed and traded on the NASDAQ Global Select Market under the symbol “ASCMA.”

Factors Relating to Our Corporate History and Structure

We have a history of losses and may incur losses in the future.

Monitronics, our primary operating subsidiary, incurred losses in each of its last four full fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

We are a holding company and derive substantially all of our revenue and cash flow from our primary operating subsidiary, Monitronics.

Monitronics is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of Monitronics to pay dividends to us is subject to, among other things, compliance with covenants in its Credit Facility and Senior Note indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2014, Monitronics had principal indebtedness of $1,653,799,000, which includes a 9.868% promissory note for $100,000,000 due to the Company.  Claims of other creditors of Monitronics have priority as to its assets over our claims and those of our creditors and shareholders.

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

Pursuant to our tax sharing agreement with DHC, we have agreed to be responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the spin-off (subject to specified exceptions). We have also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the spin-off (subject to specified exceptions). Our indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Pursuant to the reorganization agreement we entered into with DHC in connection with the spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of our former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 59,000 square feet of office space in California of which 43,000 is being subleased to third parties.  The Company leases approximately 4,000 square feet of office space in Colorado. The Company owns approximately 160,000 square feet of office space of which approximately 140,000 square feet is leased to third parties.  The Company is currently exploring opportunities to dispose of or monetize such real property.

Monitronics leases approximately 110,000 square feet in Dallas, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring June 30, 2015 and 12,000 square feet is under a seven-year lease expiring June 30, 2015.  Monitronics also leases approximately 53,000 square feet in Irving, Texas, to house certain call center operations and 13,000 square feet in McKinney, Texas, for the back-up monitoring facility. In 2014, Monitronics entered into a lease agreement for 165,000 square feet of office space in Farmers Branch, Texas, which will become its new headquarters. The lease is expected to commence in the summer of 2015.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and similar claims incidental to the conduct of its business.  Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations, either individually or in the aggregate.

ITEM 4.  MINE SAFETY DISCLOSURES

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA.  Our Series B common stock is eligible for quotation on the OTC Markets under the symbol ASCMB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2014 and 2013.

	Series A
	High	Low
	Amounts in U.S. Dollar
2014
First quarter	85.61	66.04
Second quarter	79.02	59.80
Third quarter	67.35	59.31
Fourth quarter	64.99	49.22
2013
First quarter	75.42	61.52
Second quarter	78.32	63.19
Third quarter	84.50	73.09
Fourth quarter	89.04	79.61

The following table sets forth the quarterly range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2014 and 2013, as reported by the OTC Markets. This information represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	Series B
	High	Low
	Amounts in U.S. Dollar
2014
First quarter	80.96	67.75
Second quarter	73.07	64.00
Third quarter	65.00	63.37
Fourth quarter	64.75	57.87
2013
First quarter	60.50	60.50
Second quarter	68.69	68.00
Third quarter	81.08	74.85
Fourth quarter	90.00	78.00

Holders

As of January 30, 2015, there were approximately 800 record holders of our Series A common stock and 50 record holders of our Series B common stock(which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our Board of Directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of stockholders.

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
The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A and Series B common stock for the preceding 5-year period ended December 31, 2014, as compared to the NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on December 31, 2010.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A and Series B common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ASCMA Series A	$100.00	$130.86	$159.80	$220.74	$136.56
ASCMB Series B	$100.00	$121.21	$177.27	$248.48	$175.36
NASDAQ Stock Market Index	$100.00	$98.20	$113.82	$157.44	$178.53

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning the Company’s purchase of its own equity securities during the three months ended December 31, 2014:

Period	Total number of shares purchased / surrendered (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2014 - 10/31/14	870	(2)	$60.63	—
11/1/2014 - 11/30/14	123,100		53.98	—	(1)
12/1/2014 - 12/31/14	124,073	(2)	54.79	—	(1)
Total	248,043		$54.41	—

(1)        On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A Common Stock. On November 10, 2014, the Company announced the Board of Directors' authorization of a further increase of $25,000,000 to the Company's stock repurchase program. As of December 31, 2014, 1,061,696 shares of Series A Common Stock had been purchased, at an average price paid of $56.61 per share, pursuant to these authorizations.  As of December 31, 2014, the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate of approximately $14,897,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

(2)	Includes 870 and 3,009 shares withheld in payment of withholding taxes by certain of our employees upon vesting of their restricted share awards in October and December 2014, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2014 and 2013, and the statements of operations data for the years ended December 31, 2014, 2013 and 2012, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2012, 2011 and 2010 and the statements of operations data for the years ended December 31, 2011 and 2010 shown below were derived from previously issued financial statements.

	December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands)
Summary Balance Sheet Data:
Current assets	$182,846	204,022	261,673	289,920	240,701
Property and Equipment, net	$36,010	56,528	56,491	74,697	78,211
Total assets	$2,192,363	2,225,793	1,708,893	1,626,972	1,645,868
Current liabilities	$91,143	95,568	72,150	124,807	103,692
Long-term debt	$1,618,324	1,572,098	1,101,433	892,718	896,733
Stockholders’ equity	$439,688	514,757	508,603	550,678	538,840

	Years ended December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands, except per share amounts)
Summary Statement of Operations Data:
Net revenue	$539,449	451,033	344,953	311,898	9,129
Operating income (loss)	$78,198	71,556	49,642	22,341	(33,490)
Net loss from continuing operations	$(37,448)	(21,600)	(25,001)	(28,901)	(33,501)
Net income (loss), (a)	$(37,752)	(21,471)	(29,349)	19,888	(47,394)
Basic and diluted net income (loss) per common share (b)	$(2.77)	(1.54)	(2.09)	1.40	(3.34)

(a)        Includes a gain on the sale of Content Distribution of $66,136,000 and related income tax expense of $6,716,000 for the year ended December 31, 2011.  The gain and related tax expense is included in discontinued operations.
(b)        Diluted net income (loss) per common share is computed the same as basic net income (loss) per share for all periods presented because the Company recorded a loss from continuing operations in all periods presented, which would make potentially dilutive securities antidilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2014, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics.

Overview

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

The table below presents subscriber data for the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended December 31,
	2014		2013
Beginning balance of accounts	1,046,155		812,539
Accounts acquired	156,225		354,541
Accounts canceled	(135,940)		(111,889)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(7,174)	(b)	(9,036)	(c)
Ending balance of accounts	1,059,266		1,046,155
Monthly weighted average accounts	1,052,756		908,921
Attrition rate (d)	(12.9)%		(12.3)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an increase of 1,503 subscriber accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(c)	Includes 2,046 subscriber accounts that were proactively canceled during 2013 because they were active with both Monitronics and Security Networks.

(d)
The recurring monthly revenue ("RMR") attrition rate for the twelve months ended December 31, 2014 and 2013 was 12.6% and 12.2%, respectively. The RMR of canceled accounts follows the same definition as subscriber unit attrition noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period. RMR attrition is a commonly used performance indicator in our industry.

The attrition rate for the twelve months ended December 31, 2014 and 2013 was 12.9% and 12.3%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period.

Monitronics analyzes its attrition by classifying accounts into annual pools based on the year of acquisition.  Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, Monitronics has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended December 31, 2014 and 2013, Monitronics acquired 37,998 and 37,341 subscriber accounts, respectively.

During the years ended December 31, 2014 and 2013, Monitronics acquired 156,225 and 150,643 subscriber accounts, respectively, without giving effect to the Security Networks Acquisition, which included 203,898 accounts acquired at the completion of acquisition in August of 2013.  Acquired contracts for the years ended December 31, 2014 and 2013 also include approximately 8,300 and 18,200 accounts, respectively, purchased in various bulk buys throughout the periods.

RMR acquired during the three and twelve months ended December 31, 2014 was approximately $1,776,000 and $7,182,000, respectively. RMR acquired during the three and twelve months ended December 31, 2013 was approximately $1,704,000 and $6,772,000, respectively, without giving effect to the Security Networks Acquisition, which included $8,681,000 of acquired RMR.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated. The results of operations for Security Networks are included from August 16, 2013, the date of the Security Networks Acquisition (amounts in thousands).

	Year Ended December 31,
	2014	2013		2012
Net revenue	$539,449	451,033	(a)	344,953
Cost of services	94,713	74,136		49,978
Selling, general, and administrative, including stock-based compensation	102,109	92,002		73,868
Amortization of subscriber accounts, dealer network and other intangible assets	253,403	208,760		163,468
Restructuring charges	952	1,111		—
Gain on disposal of operating assets, net	(71)	(5,473)		(8,670)
Interest expense	(117,464)	(95,836)		(71,467)
Income tax expense from continuing operations	(3,420)	(3,270)		(2,594)
Net loss from continuing operations	(37,448)	(21,600)		(25,001)
Net loss	(37,752)	(21,471)		(29,349)
Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$362,227	305,250		235,675
Corporate Adjusted EBITDA	(7,422)	(776)		3,096
Total Adjusted EBITDA	$354,805	304,474		238,771
Adjusted EBITDA as a percentage of Revenue
Monitronics business	67.1%	67.7%		68.3%
Corporate	(1.4)%	(0.2)%		0.9%

(a)         Net revenue for the year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.
(b)          See reconciliation to net loss from continuing operations below.

Net Revenue.  Revenue increased $88,416,000, or 19.6%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the acquisition of over 200,000 accounts from the Security Networks Acquisition in August 2013 and the acquisition of over 145,000 accounts through Monitronics’ authorized dealer program subsequent to December 31, 2013.  In addition, average monthly revenue per subscriber increased from $40.90 as of December 31, 2013 to $41.64 as of December 31, 2014.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Revenue increased $106,080,000, or 30.8%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, acquisition of over 136,000 accounts through Monitronics’ authorized dealer program subsequent to December 31, 2012, and the purchase of approximately 18,200 accounts in various bulk buys throughout 2013.  In addition, average monthly revenue per subscriber increased from $39.50 as of December 31, 2012 to $40.90 as of December 31, 2013.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of Services.  Cost of services increased $20,577,000 or 27.8%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributed to subscriber growth and increases in cellular and service costs as more accounts are being monitored across the cellular network, which require additional service costs to upgrade existing subscribers' equipment. In addition, Monitronics incurred redundant staffing costs at its Dallas, Texas monitoring and call center facilities through April 2014, when the transition of Security Networks operations from Florida to Texas was complete.

Service cost for the year ended December 31, 2014 also included $1,113,000 incurred in relation to the Radio Conversion Program, which was implemented in 2014 to upgrade subscribers' alarm monitoring systems that communicate across certain 2G networks that are expected to be discontinued in the near future. Cost of services as a percent of net revenue increased from 16.4% for the year ended December 31, 2013 to 17.6% for the year ended December 31, 2014.

Costs of services increased $24,158,000, or 48.3%, for the year ended December 31, 2013 as compared to the corresponding prior year period. The increase is primarily attributable subscriber growth, as well as increases in cellular and service costs. Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  In addition, cost of services includes Security Networks costs of $8,233,000 for the year ended December 31, 2013. Cost of service as a percent of net revenue increased from 14.5% for the year ended December 31, 2012 to 16.4% for the year ended December 31, 2013.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $10,107,000, or 11.0%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributable to increases in Monitronics SG&A costs which are primarily attributable to subscriber growth over the last twelve months. In addition, Monitronics incurred redundant staffing and operating costs at its Dallas, Texas headquarters through April 2014, when the transition of Security Networks operations from Florida to Texas was completed. SG&A as a percent of net revenue decreased from 20.4% for the year ended December 31, 2013 to 18.9% for the year ended December 31, 2014.

Selling, general and administrative expense (“SG&A”) increased $18,134,000, or 24.5%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase is attributable to increases in Monitronics SG&A costs of $10,652,000 and the inclusion of Security Networks SG&A costs of $6,456,000 for the year ended December 31, 2013.  The increased Monitronics SG&A costs are attributable to increased payroll expenses and other increases due to Monitronics’ subscriber growth in 2013.  Monitronics also incurred acquisition and integration costs of $2,470,000 and $1,264,000, respectively, related to professional services rendered and other costs incurred in connection with the Security Networks Acquisition.  Additionally, the Company’s consolidated stock-based compensation expense increased approximately $2,876,000 for the year ended December 31, 2013, as compared to the corresponding prior year periods.  This increase is related to restricted stock and option awards granted to certain executives in late 2012 and throughout 2013.  SG&A as a percent of net revenue decreased from 21.4% for the year ended December 31, 2012 to 20.4% for the year ended December 31, 2013.

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $44,643,000 and $45,292,000 for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years.  The increases are attributable to amortization of subscriber accounts acquired subsequent to each of the preceding years ended. In addition, for the years ended December 31, 2014 and 2013, amortization includes approximately $58,126,000 and $23,599,000, respectively, of amortization expense related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring Charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the years ended December 31, 2014 and 2013 the Company recorded $952,000 and $1,111,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

In 2008 through 2010, the Company completed restructuring plans (the "2010 Restructuring Plans" and the “2008 Restructuring Plan”) to align the Company’s organization with its strategic goals and how it operated, managed and sold its services.  The 2010 Restructuring Plan included severance and retention costs in relation to Ascent's former media and entertainment businesses that were sold off in 2010 and the beginning of 2011. The 2008 Restructuring Plan included severance costs from labor cost mitigation measures undertaken across all of the former businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations. There were no restructuring charges recorded for both the 2010 Restructuring Plan and 2008 Restructuring Plan for the years ended December 31, 2014, 2013 and 2012.

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	December 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	952	(2,388)	—	134

2008 Restructuring Plan
Excess facility costs	$141	—	—	—	141

	December 31, 2012	Additions	Payments	Other		December 31, 2013
2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

2008 Restructuring Plan
Excess facility costs	$141	—	—	—		141

	December 31, 2011	Additions	Payments	Other	December 31, 2012
2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	—	141

(a)        Amount was recorded upon the acquisition of Security Networks.

Loss (Gain) on the Sale of Assets.  During the year ended December 31, 2014, the Company disposed of certain property, resulting in a pre-tax gain of approximately $71,000. During the year ended December 31, 2013, the Company sold an equity investment which resulted in a pre-tax gain of $3,250,000.  Additionally, the Company sold certain land and building property for $9,634,000 resulting in a pre-tax gain of $2,221,000.  During the year ended December 31, 2012, the Company sold land and buildings for approximately $15,860,000, resulting in pre-tax gains of approximately $9,202,000.  In addition, the Company sold its 50% interest in an equity method investment for $1,420,000, resulting in a pre-tax loss of $532,000.

Interest Expense.  Interest expense increased $21,628,000 and $24,369,000 for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years.  The increase in interest expense for the year ended December 31, 2014 is primarily attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition. The increase includes the impact of the amortization of the debt discount related to the beneficial conversion feature of Ascent Capital's Convertible Notes issued in the third quarter of 2013. This increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013.

The increase in interest expense for the year ended December 31, 2013 is attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition and the presentation of interest cost related to the Company’s derivative instruments. Interest cost related to the Company’s derivative instruments in place in 2013 is presented in Interest expense on the statement of operations, as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments in place through March 2012, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the consolidated statements of operations and comprehensive income (loss).

Amortization of debt discount included in interest expense for the years ended December 31, 2014, 2013 and 2012 was $4,392,000, $2,302,000 and $4,473,000, respectively.

Income Taxes from Continuing Operations.  For the year ended December 31, 2014, we had a pre-tax loss from continuing operations of $34,028,000 and income tax expense from continuing operations of $3,420,000.  For the year ended December 31, 2013, we had a pre-tax loss from continuing operations of $18,330,000 and income tax expense from continuing operations of $3,270,000.  For the year ended December 31, 2012, we had a pre-tax loss from continuing operations of $22,407,000 and income tax expense from continuing operations of $2,594,000.  Income tax expense from continuing operations for the year ended December 31, 2014 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition, offset by changes in state deferred taxes. Income tax expense from continuing operations for the year ended December 31, 2013 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition. For the year ended December 31, 2013, income tax from continuing operations is offset by the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition.  Income tax expense from continuing operations for the year ended December 31, 2012 is primarily attributable to Monitronics’ state tax expense.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$354,805	304,474	238,771
Amortization of subscriber accounts, dealer network and other intangible assets	(253,403)	(208,760)	(163,468)
Depreciation	(10,145)	(8,941)	(8,404)
Stock-based compensation	(7,164)	(8,174)	(5,298)
Restructuring charges	(952)	(1,111)	—
Radio Conversion Program costs	(1,113)	—	—
Security Networks Acquisition costs	—	(2,470)	—
Security Networks Integration costs	(2,182)	(1,264)	—
Loss on pension plan settlements	—	—	(6,571)
Impairment of assets held for sale	—	—	(1,692)
Realized and unrealized loss on derivative financial instruments	—	—	(2,044)
Refinancing expense	—	—	(6,245)
Interest income	3,590	3,752	4,011
Interest expense	(117,464)	(95,836)	(71,467)
Income tax expense from continuing operations	(3,420)	(3,270)	(2,594)
Net loss from continuing operations	$(37,448)	(21,600)	(25,001)

Adjusted EBITDA increased $50,331,000, or 16.5% for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Adjusted EBITDA increased $65,703,000, or 27.5% for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  The Monitronics business’ Adjusted EBITDA was $362,227,000, $305,250,000 and $235,675,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

At December 31, 2014, we had $12,612,000 of cash and cash equivalents, $18,000 of current restricted cash, and $122,593,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the years ended December 31, 2014, 2013 and 2012, our cash flow from operating activities was $233,870,000, $212,233,000 and $146,790,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2014, 2013 and 2012, the Company used cash of $268,160,000, $234,914,000 and $304,665,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2014, 2013 and 2012, the Company used cash of $7,769,000, $9,939,000 and $6,076,000, respectively, to fund its capital expenditures.

In 2013, we paid cash of $478,738,000 as part of the purchase price paid to acquire Security Networks, net of Security Networks cash on hand of $3,096,000.  The Security Networks Acquisition was funded by the proceeds of Ascent Capital’s July issuance of $103,500,000 in aggregate principal amount of 4.00% Senior Convertible Notes due 2020, the proceeds of Monitronics’ issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 and the proceeds of incremental term loans of $225,000,000 issued under Monitronics’ existing credit facility, and approximately $20,000,000 of cash on hand.  In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.

During the years ended December 31, 2014, 2013 and 2012, we purchased marketable securities for cash of $4,603,000, $21,770,000 and $99,667,000, respectively. In addition, the Company sold marketable securities for proceeds of $7,842,000 and $33,415,000 for the years ended December 31, 2014 and 2013, respectively.

On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A Common Stock. On November 10, 2014, the Company announced the Board of Directors' authorization of a further increase of $25,000,000 to the Company's stock repurchase program (the "Share Repurchase Authorizations").

During 2014, the Company repurchased 557,309 shares of its Series A common stock at an average purchase price of $64.12 per share for a total of approximately $35,734,000 pursuant to the Share Repurchase Authorizations. There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2013. During 2012, the Company repurchased 234,728 shares of its Series A common stock at an average purchase price of $54.87 per share for a total of approximately $12,880,000 pursuant to the Share Repurchase Authorizations. These repurchased shares were all canceled and returned to the status of authorized and unissued. As of December 31, 2014, the remaining availability under the Company's Share Repurchase Authorizations will enable the Company to purchase up to an aggregate of approximately $14,897,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, Monitronics could incur incremental costs of $13,000,000 to $16,000,000 per year through 2016, as it replaces or upgrades equipment used in those of our subscribers' security systems that operate over this carrier's network. We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows, as well as the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $154,500,000 as of December 31, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at December 31, 2014 includes the principal balance of $1,657,299,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of December 31, 2014 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2014 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $898,299,000 as of December 31, 2014 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $70,500,000 as of December 31, 2014 and becomes due on December 22, 2017.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2014 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$5,280	8,338	5,454	33,132	52,204
Long-term debt (a)	9,166	88,833	870,800	688,500	1,657,299
Other (b)	19,156	220	476	7,247	27,099
Total contractual obligations	$33,602	97,391	876,730	728,879	1,736,602

(a)         Amounts reflect principal amounts owed and therefore exclude unamortized discount and premiums, net, of $29,809,000.  Amounts also exclude interest payments which are based on variable interest rates.

(b)
Primarily represents Monitronics holdback liability whereby it withholds payment of a designated percentage of acquisition cost when it acquires subscriber accounts from dealers. The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,373,630,000 net of accumulated amortization, at December 31, 2014, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct external costs associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,796,000, net of allowance for doubtful accounts of $2,120,000, as of December 31, 2014.  As of December 31, 2013, our trade receivables balance was $13,019,000, net of allowance for doubtful accounts of $1,937,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $63,214,000 and $42,518,000 as of December 31, 2014 and 2013, respectively.

Valuation of Goodwill

As of December 31, 2014, we had goodwill of $527,502,000, which represents approximately 24% of total assets.  Goodwill was recorded in connection with the Monitronics and Security Networks acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2014, we have variable interest rate debt with principal amounts of $968,799,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2014, we have four outstanding derivatives with a net liability fair value of $4,657,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2014
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2015	$—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	79,667	—	79,667
2018	4,657	870,800	—	875,457
2019	—	—	—	—
2020	—	—	688,500	688,500
Thereafter	—	—	—	—
Total	$4,657	968,799	688,500	1,661,956

(a)         The derivative financial instruments reflected in this column include four interest rate swaps, all with a maturity date of March 23, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2014 are as follows:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$534,875,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,737,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,804,020	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,804,020	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements"), to coincide with the Repricing (as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 39.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2014, Ascent Capital’s internal control over financial reporting is effectively designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on next page of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Capital Group, Inc.:

We have audited Ascent Capital Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ascent Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ascent Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Capital Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 27, 2015

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$12,612	$44,701
Restricted cash	18	40
Marketable securities, at fair value	122,593	129,496
Trade receivables, net of allowance for doubtful accounts of $2,120 in 2014 and $1,937 in 2013	13,796	13,019
Deferred income tax assets, net	6,346	7,128
Income taxes receivable	—	7
Prepaid and other current assets	8,546	8,400
Assets held for sale	18,935	1,231
Total current assets	182,846	204,022
Property and equipment, net of accumulated depreciation of $30,030 in 2014 and $35,528 in 2013	36,010	56,528
Subscriber accounts, net of accumulated amortization of $736,824 in 2014 and $503,497 in 2013	1,373,630	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $54,077 in 2014 and $34,297 in 2013	44,855	64,635
Goodwill	527,502	527,502
Other assets, net	27,520	32,152
Total assets	$2,192,363	$2,225,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,781	$7,096
Accrued payroll and related liabilities	4,077	3,602
Other accrued liabilities	30,727	34,431
Deferred revenue	14,945	14,379
Holdback liability	19,046	19,758
Current portion of long-term debt	9,166	9,166
Liabilities of discontinued operations	6,401	7,136
Total current liabilities	91,143	95,568
Non-current liabilities:
Long-term debt	1,618,324	1,572,098
Long-term holdback liability	5,156	6,698
Derivative financial instruments	5,780	2,013
Deferred income tax liability, net	15,875	16,851
Other liabilities	16,397	17,808
Total liabilities	1,752,675	1,711,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 13,162,095 and 13,672,674 shares at December 31, 2014 and December 31, 2013, respectively	132	137
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,086 and 384,212 shares at December 31, 2014 and December 31, 2013, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,441,291	1,470,056
Accumulated deficit	(994,931)	(957,179)
Accumulated other comprehensive income (loss), net	(6,808)	1,739
Total stockholders’ equity	439,688	514,757
Total liabilities and stockholders’ equity	$2,192,363	$2,225,793

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts

	Year Ended December 31,
	2014	2013	2012
Net revenue	$539,449	451,033	344,953
Operating expenses:
Cost of services	94,713	74,136	49,978
Selling, general, and administrative, including stock-based compensation	102,109	92,002	73,868
Amortization of subscriber accounts, dealer network and other intangible assets	253,403	208,760	163,468
Depreciation	10,145	8,941	8,404
Restructuring charges	952	1,111	—
Gain on disposal of operating assets, net	(71)	(5,473)	(8,670)
Loss on pension plan settlements	—	—	6,571
Impairment of assets held for sale	—	—	1,692
	461,251	379,477	295,311
Operating income	78,198	71,556	49,642
Other income (expense), net:
Interest income	3,590	3,752	4,011
Interest expense	(117,464)	(95,836)	(71,467)
Realized and unrealized loss on derivative financial instruments	—	—	(2,044)
Refinancing expense	—	—	(6,245)
Other income, net	1,648	2,198	3,696
	(112,226)	(89,886)	(72,049)
Loss from continuing operations before income taxes	(34,028)	(18,330)	(22,407)
Income tax expense from continuing operations	(3,420)	(3,270)	(2,594)
Net loss from continuing operations	(37,448)	(21,600)	(25,001)
Discontinued operations:
Earnings (loss) from discontinued operations	(304)	169	(3,742)
Income tax expense from discontinued operations	—	(40)	(606)
Earnings (loss) from discontinued operations, net of income tax	(304)	129	(4,348)
Net loss	(37,752)	(21,471)	(29,349)
Other comprehensive income (loss):
Foreign currency translation adjustments	(382)	121	256
Unrealized holding gains (losses) on marketable securities, net	(3,286)	(1,169)	2,543
Unrealized gain (loss) on derivative contracts, net	(4,879)	12,317	(12,243)
Pension liability adjustment	—	—	4,690
Total other comprehensive income (loss), net of tax	(8,547)	11,269	(4,754)
Comprehensive loss	$(46,299)	(10,202)	(34,103)

Basic and diluted earnings (loss) per share:
Continuing operations	$(2.75)	(1.55)	(1.78)
Discontinued operations	(0.02)	0.01	(0.31)
Net loss	$(2.77)	(1.54)	(2.09)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(37,752)	(21,471)	(29,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	304	(129)	4,348
Amortization of subscriber accounts, dealer network and other intangible assets	253,403	208,760	163,468
Depreciation	10,145	8,941	8,404
Stock-based compensation	7,164	8,174	5,298
Deferred income tax expense (benefit)	(192)	203	436
Gain on disposal of operating assets, net	(71)	(5,473)	(8,670)
Unrealized gain on derivative financial instruments	—	—	(6,793)
Refinancing expense	—	—	6,245
Long-term debt amortization	4,392	2,302	4,473
Loss on pension plan settlements	—	—	6,571
Impairment of assets held for sale	—	—	1,692
Other non-cash activity, net	12,242	11,028	9,066
Changes in assets and liabilities:
Trade receivables	(8,926)	(8,165)	(5,778)
Prepaid expenses and other assets	62	8,638	(3,579)
Payables and other liabilities	(5,862)	(525)	3,930
Operating activities from discontinued operations, net	(1,039)	(50)	(12,972)
Net cash provided by operating activities	$233,870	212,233	146,790
Cash flows from investing activities:
Capital expenditures	(7,769)	(9,939)	(6,076)
Cost of subscriber accounts acquired	(268,160)	(234,914)	(304,665)
Cash paid for acquisition, net of cash acquired	—	(478,738)	—
Purchases of marketable securities	(4,603)	(21,770)	(99,667)
Proceeds from sale of marketable securities	7,842	33,415	—
Decrease in restricted cash	22	2,600	55,963
Proceeds from the disposal of operating assets	241	12,886	17,280
Other investing activities	(436)	(100)	—
Net cash used in investing activities	$(272,863)	(696,560)	(337,165)
Cash flows from financing activities:
Proceeds from long-term debt	169,000	639,075	1,277,900
Payments on long-term debt	(127,166)	(138,048)	(1,133,387)
Payments of financing costs	—	(11,136)	(46,721)
Stock option exercises	804	171	327
Purchases and retirement of common stock	(35,734)	(33,436)	(12,880)
Bond hedge and warrant transactions, net	—	(6,107)	—
Other financing activities	—	87	—
Net cash provided by financing activities	$6,904	450,606	85,239
Net decrease in cash and cash equivalents	$(32,089)	(33,721)	(105,136)
Cash and cash equivalents at beginning of period	44,701	78,422	183,558
Cash and cash equivalents at end of period	$12,612	44,701	78,422

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
Amounts in thousands

					Additional		Accumulated Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Income (Loss)	Equity
Balance at December 31,2011	$—	$135	$7	$—	$1,461,671	$(906,359)	$(4,776)	$550,678
Net loss	—	—	—	—	—	(29,349)	—	(29,349)
Other comprehensive loss	—	—	—	—	—	—	(4,754)	(4,754)
Stock awards and option exercises	—	1	—	—	326	—	—	327
Purchases and retirement of common stock	—	(2)	—	—	(12,878)	—	—	(12,880)
Stock-based compensation	—	—	—	—	5,298	—	—	5,298
Value of shares withheld for tax liability	—	—	—	—	(717)	—	—	(717)
Balance at December 31, 2012	$—	$134	$7	$—	$1,453,700	$(935,708)	$(9,530)	$508,603
Net loss	—	—	—	—	—	(21,471)	—	(21,471)
Other comprehensive income	—	—	—	—	—	—	11,269	11,269
Stock issued as considerations for the Security Networks Acquisition	—	3	—	—	18,720	—	—	18,723
Stock awards and option exercises	—	—	—	—	171	—	—	171
Purchases and retirement of common stock	—	—	(3)	—	(33,433)	—	—	(33,436)
Value of beneficial conversion option on the issuance of 4.00% Convertible Notes, net of the equity component of debt issuance costs	—	—	—	—	29,857	—	—	29,857
Bond hedge and warrant transactions, net	—	—	—	—	(6,107)	—	—	(6,107)
Stock-based compensation	—	—	—	—	8,174	—	—	8,174
Value of shares withheld for tax liability	—	—	—	—	(1,026)	—	—	(1,026)
Balance at December 31, 2013	$—	$137	$4	$—	$1,470,056	$(957,179)	$1,739	$514,757
Net loss	—	—	—	—	—	(37,752)	—	(37,752)
Other comprehensive loss	—	—	—	—	—	—	(8,547)	(8,547)
Stock awards and option exercises	—	—	—	—	804	—	—	804
Purchases and retirement of common stock	—	(5)	—	—	(35,729)	—	—	(35,734)
Stock-based compensation	—	—	—	—	6,894	—	—	6,894
Value of shares withheld for tax liability	—		—	—	(734)	—	—	(734)
Balance at December 31, 2014	$—	$132	$4	$—	$1,441,291	$(994,931)	$(6,808)	$439,688

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

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period's presentation.

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

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  Monitronics performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  Monitronics has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2014 and 2013 was $2,120,000 and $1,937,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2014	$1,937	8,149	(7,966)	2,120
2013	$1,436	7,342	(6,841)	1,937
2012	$1,815	5,860	(6,239)	1,436

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  For information related to the fair value of the Company’s convertible senior notes, see note 10, Long-Term Debt, below. The Company’s other debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 12, Fair Value Measurements, for further fair value information around the Company’s debt instruments.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Buildings	20 years
Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in note 7, Property and Equipment)	3 - 5 years

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

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and the Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct external costs associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics and the Security Networks acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $233,327,000, $195,010,000 and $153,388,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Based on subscriber accounts held at December 31, 2014, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2015	$217,469
2016	$182,768
2017	$153,602
2018	$129,063
2019	$108,549

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

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition and the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets will be amortized on a straight-line basis over their estimated useful lives of five years.  Amortization of dealer network and other intangible assets was $19,780,000, $13,717,000 and $10,080,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the assets may not be recoverable or the lives should be shortened.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

For the years ended December 31, 2014, 2013 and 2012, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities antidilutive.  Diluted shares outstanding excluded 1,492,531 stock options and unvested restricted shares for the year ended December 31, 2014 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 1,524,539 stock options and unvested restricted shares for the year ended December 31, 2013 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 1,170,425 stock options, unvested restricted shares and rights to acquire restricted shares for the year ended December 31, 2012, because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
Weighted average Series A and Series B shares	13,611,264	13,926,832	14,026,102

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

Supplemental Cash Flow Information

For the years ended December 31, 2014, 2013 and 2012, net cash paid for income taxes was $2,718,000, $2,464,000 and $2,048,000, respectively.  For the years ended December 31, 2014, 2013 and 2012, net cash paid for interest was $106,535,000, $88,252,000 and $52,327,000, respectively.

(3)    Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. The update raises the threshold for disposals to qualify as discontinued operations, expands the disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The ASU is effective for annual periods, beginning on or after December 15, 2014 and interim periods within that year. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(4)    Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock, par value $0.01 per share, with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB ASC Topic 805, Business Combinations ("FASB ASC Topic 805").  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value. In connection with the Security Networks Acquisition, the Company recognized goodwill of $177,289,000.

The Company’s 2013 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s 2013 Form 10-K, an adjustment was made to increase goodwill by $989,000, which is reflected in the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805. The increase to goodwill was related to adjustments to the deferred income tax liabilities acquired as a result of obtaining Security Networks' final short period federal and state income tax returns for 2013, which were filed in the second quarter of 2014. The increase to the acquired deferred income tax liabilities for this adjustments resulted in a $936,000 reduction in Monitronics' valuation allowance. In accordance with FASB ASC Topic 805, the corresponding decrease in income tax expense from continuing operations related to the reduction in valuation allowance has been retrospectively applied to the revised year ended December 31, 2013 consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro-forma information for the Company, which includes the historical operating results of Security Networks prior to ownership by the Company. This pro-forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Year Ended December 31,
	2013	2012
	(amounts in thousands, except per share amounts)
As reported:
Net revenue (a)	$451,033	$344,953
Net loss from continuing operations (c)	(21,600)	(25,001)
Basic and diluted net loss from continuing operations per share	$(1.55)	$(1.78)

Supplemental pro-forma:
Net revenue (b)	$515,792	$420,716
Net loss from continuing operations (c)	(36,303)	(79,449)
Basic and diluted net loss from continuing operations per share	$(2.58)	$(5.56)

(a)
 As reported net revenue for the year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)
Pro-forma net revenue for the year ended December 31, 2012 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(c)
As reported net loss from continuing operations and the pro-forma net loss from continuing operations for the year ended December 31, 2013 include non-recurring acquisition costs incurred by Monitronics of $2,470,000.

(5)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$129,496	142,587
Purchases at cost basis	4,603	21,770
Sales at cost basis (a)	(8,220)	(33,692)
Realized and unrealized losses, net	(3,286)	(1,169)
Ending balance	$122,593	129,496

(a)         For the year ended December 31, 2014, total proceeds from the sale of marketable securities were $7,842,000 resulting in a loss of $378,000. For the year ended December 31, 2013, total proceeds from the sale of marketable securities were $33,415,000 resulting in a loss of $277,000.

The following table presents the changes in Accumulated other comprehensive income (loss) on the consolidated balance sheets for unrealized and realized gains and losses of the investments in marketable securities (amounts in thousands):

	Year Ended December 31,
	2014	2013
Accumulated other comprehensive income (loss)
Beginning Balance	$1,498	2,667
Unrealized losses, net of income tax of $0	(3,664)	(1,446)
Realized losses recognized into earnings, net of income tax of $0 (a)	378	277
Ending Balance	$(1,788)	1,498

(a)        The realized losses of sales of marketable securities for the years ended December 31, 2014 and 2013 are included in Other income, net on the consolidated statements of operations and comprehensive income (loss).

(6)    Assets Held for Sale

In 2014, the Company reclassified $17,704,000 of land and building, net of accumulated depreciation, to Assets held for sale on the consolidated balance sheet. At December 31, 2014, the Company has $18,935,000 classified as assets held for sale on the consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(7)    Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2014	2013
Property and equipment, net:
Land	$9,007	21,644
Buildings and leasehold improvements	12,566	31,423
Machinery and equipment	44,467	38,989
	66,040	92,056
Accumulated depreciation	(30,030)	(35,528)
	$36,010	56,528

Depreciation expense for property and equipment was $10,145,000, $8,941,000 and $8,404,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(8)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2012	$350,213
Security Networks Acquisition	177,289
Balance at December 31, 2013	527,502
Period activity	—
Balance at December 31, 2014	$527,502

In connection with the Company’s 2014 annual goodwill impairment analysis, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(9)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2014	December 31, 2013
Interest payable	$15,594	$15,455
Income taxes payable	3,577	2,744
Legal accrual	872	1,378
Other	10,684	14,854
Total Other accrued liabilities	$30,727	$34,431

(10)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2014	December 31, 2013
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$77,531	$74,189
Monitronics 9.125% Senior Notes due April 1, 2020	585,251	585,282
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	894,208	902,293
Monitronics $225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	70,500	19,500
	1,627,490	1,581,264
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,618,324	$1,572,098

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of December 31, 2014	As of December 31, 2013
Principal	$103,500	$103,500
Unamortized discount	(25,969)	(29,311)
Carrying value	$77,531	$74,189

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $4,140,000 and $1,897,500 on the Convertible Notes for the years ended December 31, 2014 and 2013, respectively.  The Company amortized $3,342,000 and $1,425,000 of the Convertible Notes debt discount into interest expense for the years ended December 31, 2014 and 2013, respectively.

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

In the third quarter of 2013, Ascent Capital purchased $5,000,000 in aggregate principal amount of Monitronics’ Senior Notes (“Ascent Acquired Senior Notes”).  As a result of this transaction, a loss of $200,000 was recognized for the premium paid upon purchasing the Ascent Acquired Senior Notes.  The loss is presented in Other income, net on the consolidated statements of operations and other comprehensive income (loss) for year ended December 31, 2013.  The Ascent Acquired Senior Notes were subsequently sold in the fourth quarter of 2013 for a gain of approximately $287,000.  The gain was recorded as a premium on the Senior Notes on Ascent Capital’s balance sheet and will be amortized under the effective interest rate method as a credit to interest expense over the remaining maturity of the Monitronics’ Senior Notes.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of December 31, 2014, $154,500,000 is available for borrowing under the revolving credit facility.

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

As of December 31, 2014, the Company has deferred financing costs, net of accumulated amortization, of $22,675,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In March of 2012, as a result of retiring Monitronics' former credit facility and securitization debt, and settling the derivative contracts related to this prior debt (the "2012 Refinancing"), the Company accelerated amortization of the securitization debt premium and certain deferred financing costs, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the year ended December 31, 2012, are as follows (amounts in thousands):

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

The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 11, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2015	$9,166
2016	9,166
2017	79,667
2018	870,800
2019	—
2020	688,500
Thereafter	—
Total principal payments	$1,657,299
Less:
Unamortized discounts and premium, net	29,809
Total debt on consolidated balance sheet	$1,627,490

(11)    Derivatives

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

At December 31, 2014, derivative financial instruments include one interest rate swap with a fair value of $1,123,000, that constitutes an asset of the Company and three interest rate swaps with a fair value $5,780,000 that constitute a liability of the Company.  At December 31, 2013, derivative financial instruments include one interest rate swap with a fair value of $2,495,000, that constitute an asset of the Company and three interest rate swaps with a fair value $2,013,000 that constitute a liability of the Company.  The Swaps are included in Other assets, net and Derivative financial instruments on the consolidated balance sheets.  As of December 31, 2014 and 2013 no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the swap derivative instruments was to reduce the risk associated with Monitronics’ term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,297,000.

The Swaps’ outstanding notional balance as of December 31, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$534,875,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,737,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,804,020	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,804,020	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements"), to coincide with the Repricing (as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(12,560)	7,014	(15,715)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(7,681)	(5,303)	(3,472)
Ineffective portion of amount of gain recognized into Net loss on interest rate swaps (a)	$46	24	—

(a)         Amounts are included in Interest expense in the unaudited consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the 2012 Refinancing, Monitronics terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the year ended December 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds (a)	$8,492	—	—	8,492
Investments in marketable securities (b)	117,765	4,828	—	122,593
Derivative financial instruments - assets (c)	—	1,123	—	1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$126,257	$171	$—	$126,428
December 31, 2013
Money market funds (a)	$27,710	—	—	27,710
Investments in marketable securities (b)	124,921	4,575	—	129,496
Derivative financial instruments - assets (c)	—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$152,631	$5,057	$—	$157,688

(a)	Included in cash and cash equivalents on the consolidated balance sheets.

(b)
Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

(c)	Included in Other assets, net on the consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2014	December 31, 2013
Long term debt, including current portion:
Carrying value	$1,627,490	$1,581,264
Fair value (a)	1,590,809	1,667,671

(a)	The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(13)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the years ended December 31, 2014 and 2013 the Company recorded $952,000 and $1,111,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

In 2008 through 2010, the Company completed restructuring plans (the "2010 Restructuring Plans" and the “2008 Restructuring Plan”) to align the Company’s organization with its strategic goals and how it operated, managed and sold its services.  The 2010 Restructuring Plan included severance and retention costs in relation to Ascent's former media and entertainment businesses that were sold off in 2010 and the beginning of 2011. The 2008 Restructuring Plan included severance costs from labor cost mitigation measures undertaken across all of the former businesses and facility costs in conjunction with the consolidation of certain facilities in the United Kingdom and the closing of the Company’s Mexico operations. There were no restructuring charges recorded for both the 2010 Restructuring Plan and 2008 Restructuring Plan for the years ended December 31, 2014, 2013 and 2012.

The following tables provide the activity and balances of the Company’s restructuring plans (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	December 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	952	(2,388)	—	134

2008 Restructuring Plan
Excess facility costs	$141	—	—	—	141

	December 31, 2012	Additions	Payments	Other		December 31, 2013
2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

2008 Restructuring Plan
Excess facility costs	$141	—	—	—		141

	December 31, 2011	Additions	Payments	Other	December 31, 2012
2010 Restructuring Plan
Severance and retention	$1,886	—	(1,886)	—	—

2008 Restructuring Plan
Excess facility costs	$236	—	(95)	—	141

(a)        Amount was recorded upon the acquisition of Security Networks.

(14)    Income Taxes

Components of pretax income (loss) from continuing operations by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(34,383)	(18,625)	(22,727)
Foreign	355	295	320
Loss from continuing operations before taxes	$(34,028)	(18,330)	(22,407)

The Company’s income tax benefit (expense) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	—	89
State	(3,527)	(2,953)	(2,310)
Foreign	(85)	(114)	63
	(3,612)	(3,067)	(2,158)
Deferred:
Federal	(3,292)	3,343	(405)
State	3,384	(3,596)	(8)
Foreign	100	50	(23)
	192	(203)	(436)
Total income tax expense from continuing operations	$(3,420)	(3,270)	(2,594)

Total income tax expense from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Computed expected tax benefit	$11,910	6,416	7,842
State and local income taxes, net of federal benefit	(93)	(4,257)	(1,507)
Change in valuation allowance affecting income tax expense	(11,232)	(2,345)	(8,745)
Income (expense) not resulting in tax impact	(694)	(1,539)	92
Tax amortization of indefinite-lived assets	(3,292)	(1,481)	(431)
Other, net	(19)	(64)	155
Income tax expense	$(3,420)	(3,270)	(2,594)

Components of deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2014	2013
Current assets:
Accounts receivable reserves	$1,301	1,224
Accrued liabilities	10,085	12,099
Total current deferred tax assets	11,386	13,323
Valuation allowance	(3,809)	(3,766)
	7,577	9,557
Noncurrent assets:
Net operating loss carryforwards	162,994	135,863
Derivative financial instruments	1,682	—
Other	11,410	8,704
Total noncurrent deferred tax assets	176,086	144,567
Valuation allowance	(59,405)	(38,752)
	116,681	105,815
Deferred tax assets, net	124,258	115,372
Current liabilities:
Other	(1,231)	(2,429)
Noncurrent liabilities:
Intangible assets	(123,068)	(110,654)
Convertible notes	(9,388)	(10,745)
Property, plant and equipment	(100)	(1,237)
Other	—	(30)
	(132,556)	(122,666)
Total deferred tax liabilities	(133,787)	(125,095)
Net deferred tax liabilities	$(9,529)	(9,723)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (amounts in thousands):

	As of December 31,
	2014	2013
Current deferred income tax assets, net	$6,346	7,128
Long-term deferred income tax liabilities, net	(15,875)	(16,851)
Net deferred tax liabilities	$(9,529)	(9,723)

For the year ended December 31, 2014, the valuation allowance increased by $20,696,000.  The change in the valuation allowance is attributable to an increase of $11,232,000 related to federal income tax expense, a decrease in deferred tax liabilities of $1,357,000 related to the Convertible Notes, an increase of $2,903,000 related to changes in the derivative and marketable securities fair values recorded in other comprehensive income and $5,204,000 of other adjustments to deferred taxes.

The excess tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock awards from the Company’s incentive plans, for 2014 and 2013 in the amount of $2,115,000 and $1,553,000, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss (“NOL”) carryforwards. The 2014 amount is included with the federal and state NOL carryforwards disclosed below.

At December 31, 2014, the Company has $450,132,000, $71,819,000 and $81,790,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively.  The federal net operating losses expire at various times from 2025 through 2034.  The state net operating loss carryforwards will expire during the years 2015 through 2034.  Approximately $129,521,000 of the Company’s net operating losses are subject to IRC Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2018.  The Company also has $1,040,000 of state credits that will expire through year 2026.

As of December 31, 2014, the 2011 to 2014 tax years remain open to examination by the IRS and the 2010 to 2014 tax years remain open to examination by certain state tax authorities.  The Company’s foreign tax returns subsequent to 2010 are open for review by the foreign taxing authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
As of the beginning of the year	$247	247	410
Increases for tax positions of current years	4	—	—
Reductions for tax positions of prior years	(60)	—	(163)
As of the end of the year	$191	247	247

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2014 accrued interest and penalties related to uncertain tax positions were approximately $65,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(15)    Stock-based and Long-Term Compensation

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
The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. There were no options granted in 2014 and 2013. The weighted average assumptions used in the model for 2012 grants are as follows:

2012
Risk-free interest rate	0.66%
Estimated life in years	5.36
Dividend yield	—%
Volatility	40.16%

The following table presents the number and weighted average exercise price (“WAEP”) of outstanding options to purchase Ascent Capital Series A common stock:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2014	1,288,136	$41.42
Granted	—	$—
Exercised	(22,249)	$36.17
Forfeited	(3,000)	$50.47
Outstanding at December 31, 2014	1,262,887	$41.50
Exercisable at December 31, 2014	732,542	$29.56

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2014 was $17,690,000 and $17,118,000, respectively.  The weighted average remaining contractual life of outstanding and exercisable awards at December 31, 2014 was 4.0 years and 3.6 years, respectively.

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

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2014	236,403	$57.32
Granted	36,797	$61.62
Vested	(42,656)	$51.47
Canceled	(900)	$50.47
Outstanding at December 31, 2014	229,644	$59.12

There were no outstanding Series B restricted stock awards as of December 31, 2014.

As of December 31, 2014, the total compensation cost related to unvested equity awards was approximately $14,646,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 4 years.

(16)    Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2014, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A common stock are entitled to one vote for each share held, and holders of Ascent Capital Series B common stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C common stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2014, 13,162,095 shares of Series A common stock were issued and outstanding and 384,086 shares of Series B common stock were issued and outstanding.  Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.  As of December 31, 2014, no shares of Ascent Capital Series C common stock were issued or outstanding.

On June 16, 2011, the Company announced that it received authorization to implement a stock repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A Common Stock. On November 10, 2014, the Company announced the Board of Directors' authorization of a further increase of $25,000,000 to the Company's stock repurchase program (the "Share Repurchase Authorizations").

During 2014, the Company repurchased 557,309 shares of its Series A common stock at an average purchase price of $64.12 per share for a total of approximately $35,734,000 pursuant to the Share Repurchase Authorizations. There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2013. During 2012, the Company repurchased 234,728 shares of its Series A common stock at an average purchase price of $54.87 per share for a total of approximately $12,880,000 pursuant to the Share Repurchase Authorizations.  These repurchased shares were all canceled and returned to the status of authorized and unissued.

On October 25, 2013, the Company purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from John C. Malone for aggregate cash consideration of approximately $33,436,000.  The Purchased Shares were canceled and returned to the status of authorized and unissued.

The following table presents the activity in Ascent Capital’s Series A and Series B common stock for the three year period ended December 31, 2014:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2011	13,471,594	739,894
Conversion from Series B to Series A shares	2,728	(2,728)
Issuance of restricted stock	154,556	—
Restricted stock canceled for forfeitures and tax withholding	(21,284)	—
Repurchase and retirement of Series A shares	(234,728)	—
Stock option exercises	16,955	—
Balance at December 31, 2012	13,389,821	737,166
Conversion from Series B to Series A shares	1,220	(1,220)
Issuance of restricted stock	42,804	—
Restricted stock canceled for forfeitures and tax withholding	(18,035)	—
Stock option exercises	3,531	—
Stock issuance as consideration for Security Networks Acquisition	253,333	—
Repurchases and retirement of Series B shares	—	(351,734)
Balance at December 31, 2013	13,672,674	384,212
Conversion from Series B to Series A shares	126	(126)
Issuance of restricted stock	36,797	—
Restricted stock canceled for forfeitures and tax withholding	(12,442)	—
Stock option exercises	22,249	—
Repurchases and retirements of Series A shares	(557,309)	—
Balance at December 31, 2014	13,162,095	384,086

As of December 31, 2014, there were 1,262,887 shares of Ascent Capital Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains and Losses, net (b)	Unrealized Gains and Losses on Derivative Instruments, net (c)	Pension Adjustments (d)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(210)	124	—	(4,690)	(4,776)
Gain (loss) through Accumulated other comprehensive loss	256	2,543	(15,715)	139	(12,777)
Reclassifications of loss (gains) into net income	—	—	3,472	4,551	8,023
Balance at December 31, 2012	46	2,667	(12,243)	—	(9,530)
Gain (loss) through Accumulated other comprehensive loss	121	(1,446)	7,014	—	5,689
Reclassifications of loss (gains) into net income	—	277	5,303	—	5,580
Balance at December 31, 2013	167	1,498	74	—	1,739
Gain (loss) through Accumulated other comprehensive loss	(382)	(3,664)	(12,560)	—	(16,606)
Reclassifications of loss (gains) into net income	—	378	7,681	—	8,059
Balance at December 31, 2014	$(215)	(1,788)	(4,805)	—	(6,808)

(a)        No income taxes were recorded on foreign currency translation amounts for 2014, 2013 and 2012 because the Company is subject to a full valuation allowance.
(b)        No income taxes were recorded on the December 31, 2014, 2013 and 2012 unrealized holding gains because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Other income, net on the consolidated statement of operations.  See note 5, Investments in Marketable Securities, for further information.
(c)         No income taxes were recorded unrealized loss on derivative instrument amounts for 2014, 2013 and 2012 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 11, Derivatives, for further information.
(d)        No income taxes were recorded on the pension adjustment for 2012 because the Company is subject to a full valuation allowance.  For the year ended December 31, 2012, $231,000 of the amounts reclassified into net income is included in Selling, general, and administrative expense on the consolidated statement of operations.  The remaining $4,320,000 is included in Loss on pension plan settlements on the consolidated statement of operations.

(17)  Employee Benefit Plans

Defined Contribution Plan

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2014, 2013 and 2012 was $80,000, $125,000 and $113,000, respectively.

(18)                          Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2015	$5,280
2016	5,475
2017	2,863
2018	2,710
2019	2,744
Thereafter	33,132
Sublease income	(4,636)
Minimum lease commitments	$47,568

Rent expense for noncancelable operating leases for real property and equipment was $3,664,000, $2,468,000 and $2,051,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Indemnifications

On September 17, 2008 (“Spin-Off Date”), Ascent Capital was spun off from DHC as effected by a distribution of Ascent Capital Series A and Series B common stock holders of DHC Series A and Series B common stock (the “Spin-Off”).  In connection with the Spin-Off, Ascent Capital and DHC entered into certain agreements in order to govern certain ongoing relationships between Ascent Capital and DHC after the Spin-Off and to provide mechanisms for an orderly transition.  These agreements included a tax sharing agreement.  Pursuant to the tax sharing agreement with DHC, Ascent Capital is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date.  The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Spin-Off.  The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap.  Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Spin-Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of the Company's former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the Spin-Off, as well as certain obligations of DHC.  The Company does not expect to incur any material obligations under such indemnification provisions.

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

(19) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	Amounts in thousands, except per share amounts
2014:
Net revenue	$132,864	134,696	136,027	135,862
Operating income	$19,152	18,847	19,939	20,260
Net loss	$(9,732)	(10,278)	(11,125)	(6,617)
Basic and diluted net loss per common share	$(0.70)	(0.75)	(0.82)	(0.50)
2013:
Net revenue	$100,158	102,273	115,844	132,758
Operating income	$22,381	19,096	13,383	16,696
Net income (loss)	$2,760	65	(7,738)	(16,558)
Basic net income (loss) per common share	$0.20	0.01	(0.55)	(1.20)
Diluted net (income) loss per common share	$0.19	0.00	(0.55)	(1.20)

(20)                          Subsequent Events

On February 17, 2015, Monitronics entered into an amendment (“Amendment No. 4”) with the lenders of its senior secured credit agreement dated March 23, 2012, and as amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012.  Amendment No. 4 provided for, among other things, an increase in the commitments under the revolving credit facility in a principal amount of $90,000,000.

On February 23, 2015, Monitronics acquired LiveWatch Security, LLC, a Do-It-Yourself (“DIY”) home security provider offering interactive and home automation services for approximately $67,000,000 which includes $6,000,000 of retention bonuses to be paid on the second anniversary of the closing (the "LiveWatch Acquisition"). The transaction was financed with debt under Monitronics' expanded revolver and cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for a performance based bonus arrangement estimated to yield an aggregate payout of approximately $8,500,000 assuming certain performance metrics are met by LiveWatch during the first four years following the acquisition date and assuming the continued employment by the bonus recipient during such time.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2015:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2015 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2015.

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

4.4
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

4.5
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

4.6
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

4.7
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

4.8
Indenture, dated as of July 17, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the “June 2013 10-Q”).

4.9
Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the “S-4”)).

4.10
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

10.11	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the June 2012 10-Q).

10.12	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.3 to the June 2012 10-Q).

10.13	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.4 to the June 2012 10-Q).

10.14	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the June 2012 10-Q).

10.15	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011 (incorporated by reference to Exhibit 10.6 to the June 2012 10-Q).

10.16	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the June 2012 10-Q).

10.17	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.18	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.19	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the June 2013 10-Q).**

10.20	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the June 2013 10-Q).**

10.21	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the June 2013 10-Q).**

10.22	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the June 2013 10-Q).**

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 27, 2015.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

ASCENT CAPITAL GROUP, INC.

February 27, 2015	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and	February 27, 2015
William R. Fitzgerald	Chief Executive Officer

/s/ Philip J. Holthouse	Director	February 27, 2015
Philip J. Holthouse

/s/ Brian Deevy	Director	February 27, 2015
Brian Deevy

/s/ Michael J. Pohl	Director	February 27, 2015
Michael J. Pohl

/s/ Charles Y. Tanabe	Director	February 27, 2015
Charles Y. Tanabe

/s/ Carl E. Vogel	Director	February 27, 2015
Carl E. Vogel

/s/ Michael R. Meyers	Senior Vice President, Chief Financial Officer	February 27, 2015
Michael R. Meyers	(Principal Accounting Officer)

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

4.4
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

4.5
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

4.6
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

4.7
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

4.8
Indenture, dated as of July 17, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the “June 2013 10-Q”).

4.9
Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the “S-4”)).

4.10
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

10.11	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the June 2012 10-Q).

10.12	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.3 to the June 2012 10-Q).

10.13	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Company and Monitronics (incorporated by reference to Exhibit 10.4 to the June 2012 10-Q).

10.14	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the June 2012 10-Q).

10.15	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated March 15, 2011 (incorporated by reference to Exhibit 10.6 to the June 2012 10-Q).

10.16	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the June 2012 10-Q).

10.17	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.18	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.19	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the June 2013 10-Q).**

10.20	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the June 2013 10-Q).**

10.21	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the June 2013 10-Q).**

10.22	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the June 2013 10-Q).**

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 27, 2015.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith.

**
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Furnished herewith.