Form 10-Q
period 2015-03-31
Ascent Capital Group, Inc.
filed 2015-05-08
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of April 24, 2015 was:

Series A common stock 12,924,285 shares; and
Series B common stock 384,086 shares.

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$51,079	$12,612
Restricted cash	123	18
Marketable securities, at fair value	94,854	122,593
Trade receivables, net of allowance for doubtful accounts of $2,296 in 2015 and $2,120 in 2014	13,959	13,796
Deferred income tax assets, net	6,346	6,346
Prepaid and other current assets	9,901	8,546
Assets held for sale	1,231	18,935
Total current assets	177,493	182,846
Property and equipment, net of accumulated depreciation of $32,382 in 2015 and $30,030 in 2014	36,407	36,010
Subscriber accounts, net of accumulated amortization of $794,883 in 2015 and $736,824 in 2014	1,399,520	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $59,052 in 2015 and $54,077 in 2014	41,181	44,855
Goodwill	563,011	527,502
Other assets, net	25,691	27,520
Total assets	$2,243,303	$2,192,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,424	$6,781
Accrued payroll and related liabilities	4,263	4,077
Other accrued liabilities	43,876	30,727
Deferred revenue	15,981	14,945
Holdback liability	17,668	19,046
Current portion of long-term debt	9,166	9,166
Liabilities of discontinued operations	6,461	6,401
Total current liabilities	102,839	91,143
Non-current liabilities:
Long-term debt	1,676,995	1,618,324
Long-term holdback liability	4,816	5,156
Derivative financial instruments	9,447	5,780
Deferred income tax liability, net	16,882	15,875
Other liabilities	16,162	16,397
Total liabilities	1,827,141	1,752,675
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,925,910 and 13,162,095 shares at March 31, 2015 and December 31, 2014, respectively	129	132
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,086 shares both at March 31, 2015 and December 31, 2014	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,433,412	1,441,291
Accumulated deficit	(1,004,766)	(994,931)
Accumulated other comprehensive income (loss), net	(12,617)	(6,808)
Total stockholders’ equity	416,162	439,688
Total liabilities and stockholders’ equity	$2,243,303	$2,192,363

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$138,416	132,864
Operating expenses:
Cost of services	25,690	22,090
Selling, general, and administrative, including stock-based compensation	27,596	26,537
Amortization of subscriber accounts, dealer network and other intangible assets	63,141	61,780
Depreciation	2,398	2,758
Restructuring charges	—	547
Gain on disposal of operating assets	(1,050)	—
	117,775	113,712
Operating income	20,641	19,152
Other income (expense), net:
Interest income	516	878
Interest expense	(29,781)	(28,773)
Other income, net	926	986
	(28,339)	(26,909)
Loss from continuing operations before income taxes	(7,698)	(7,757)
Income tax expense from continuing operations	(1,977)	(1,621)
Net loss from continuing operations	(9,675)	(9,378)
Discontinued operations:
Loss from discontinued operations	(160)	(354)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income tax	(160)	(354)
Net loss	(9,835)	(9,732)
Other comprehensive income (loss):
Foreign currency translation adjustments	(277)	55
Unrealized holding gains (losses) on marketable securities, net	(1,069)	345
Unrealized loss on derivative contracts, net	(4,463)	(1,671)
Total other comprehensive loss, net of tax	(5,809)	(1,271)
Comprehensive loss	$(15,644)	(11,003)

Basic and diluted loss per share:
Continuing operations	$(0.73)	(0.68)
Discontinued operations	(0.01)	(0.02)
Net loss	$(0.74)	(0.70)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,835)	(9,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income tax	160	354
Amortization of subscriber accounts, dealer network and other intangible assets	63,141	61,780
Depreciation	2,398	2,758
Stock-based compensation	1,626	1,662
Deferred income tax expense	1,021	877
Gain on disposal of operating assets	(1,050)	—
Long-term debt amortization	1,163	1,063
Other non-cash activity, net	3,435	2,850
Changes in assets and liabilities:
Trade receivables	(2,265)	(2,719)
Prepaid expenses and other assets	(607)	(441)
Payables and other liabilities	6,292	10,866
Operating activities from discontinued operations, net	(100)	(234)
Net cash provided by operating activities	65,379	69,084
Cash flows from investing activities:
Capital expenditures	(2,728)	(1,938)
Cost of subscriber accounts acquired	(61,053)	(53,789)
Cash paid for acquisition, net of cash acquired	(56,343)	—
Proceeds from sale of marketable securities	27,020	—
Increase in restricted cash	(105)	(79)
Proceeds from the disposal of operating assets	18,813	—
Other investing activities	—	(25)
Net cash used in investing activities	(74,396)	(55,831)
Cash flows from financing activities:
Proceeds from long-term debt	91,400	42,900
Payments on long-term debt	(33,892)	(27,192)
Payments of financing costs	(551)	—
Stock option exercises	—	665
Purchases and retirement of common stock	(9,473)	(14,664)
Bond hedge and warrant transactions, net	—	—
Other financing activities	—	—
Net cash provided by financing activities	47,484	1,709
Net increase in cash and cash equivalents	38,467	14,962
Cash and cash equivalents at beginning of period	12,612	44,701
Cash and cash equivalents at end of period	$51,079	59,663
Supplemental cash flow information:
State taxes received, net	$—	10
Interest paid	14,750	11,963

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional		Accumulated Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	$—	132	4	—	1,441,291	(994,931)	(6,808)	439,688
Net loss	—	—	—	—	—	(9,835)	—	(9,835)
Other comprehensive loss	—	—	—	—	—	—	(5,809)	(5,809)
Stock-based compensation	—	—	—	—	1,891	—	—	1,891
Value of shares withheld for tax liability	—		—	—	(300)	—	—	(300)
Purchases and retirement of common stock	—	(3)	—	—	(9,470)	—	—	(9,473)
Balance at March 31, 2015	$—	129	4	—	1,433,412	(1,004,766)	(12,617)	416,162

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. (“Ascent Capital” or the “Company”) condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. (“Monitronics”) is the primary, wholly owned, operating subsidiary of the Company.  On February 23, 2015, Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, Monitronics acquired all of the equity interest of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition").

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (the “2014 Form 10-K”).

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

(2)     Recent Accounting Pronouncements

In April 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Under this update, the cost of issuing debt will no longer be recorded as a separate asset, unless it is incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest rate method. The ASU requires retrospective application to all prior periods presented in the financial statements and is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB held meetings in February and March 2015 and agreed to propose amendments to this new standard and, in addition, plans to consider whether to defer the effective date of the standard. Absent a deferral of the effective date, the ASU will become effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(3)    LiveWatch Acquisition

On February 23, 2015 (the "Closing Date"), Monitronics acquired LiveWatch for a purchase price of approximately $61,115,000 (the "LiveWatch Purchase Price").  The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition.

The LiveWatch Acquisition was funded by borrowings from Monitronics' revolving credit facility, as well as cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $6,000,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Closing Date, assuming certain performance metrics are met by LiveWatch during the first four years following the Closing Date (the "LiveWatch Performance Bonuses"). As of March 31, 2015, the LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $8,500,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the three months ended March 31, 2015, the Company recognized $519,000 related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The LiveWatch Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to LiveWatch's tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$784
Trade receivables	273
Other current assets	599
Property and equipment	362
Subscriber accounts	24,900
Other intangible asset	1,300
Goodwill	35,509
Current liabilities	(6,600)
Fair value of consideration transferred	$57,127

The preliminary estimates of the fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes the finalization of the valuation report in relation to the subscriber accounts and the other intangible asset and the settlement of customary post closing working capital adjustments.

Goodwill in the amount of $35,509,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to Monitronics for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the LiveWatch Acquisition are amortized using the 14-year 235% declining balance method. The other intangible asset acquired, which represents LiveWatch's trademark asset, is amortized on a straight-line basis over its estimated useful life of 10 years.

As of March 31, 2015, the Company incurred $946,000 of legal and professional services expense and other costs related to the LiveWatch Acquisition, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

Ascent Capital's results of operations for the three months ended March 31, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$122,593	129,496
Purchases	—	—
Sales at cost basis (a)	(26,670)	—
Realized and unrealized gains (losses), net	(1,069)	345
Ending balance	$94,854	129,841

(a)         For the three months ended March 31, 2015, total proceeds from the sale of marketable securities were $27,020,000, resulting in a pre-tax gain of $350,000.

The following table presents the changes in Accumulated other comprehensive loss on the condensed consolidated balance sheets for unrealized and realized gains and losses of the investments in marketable securities (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Accumulated other comprehensive income (loss)
Beginning balance	$(1,788)	1,498
Unrealized gains (losses), net of income tax of $0	(719)	345
Realized gain recognized into earnings, net of income tax of $0 (a)	(350)	—
Ending balance	$(2,857)	1,843

(a)        The realized gain of the sale of marketable securities for the three months ended March 31, 2015 is included in Other income, net on the consolidated statements of operations and comprehensive income (loss).

(5)    Assets Held for Sale

In the first quarter of 2015, the Company completed the sale of certain assets held for sale with a net book value of $17,704,000 for a gain of approximately $1,047,000. At March 31, 2015, the Company has $1,231,000 classified as assets held for sale on the condensed consolidated balance sheet. The Company currently expects to complete the sale of this real estate property during the next twelve months.

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Interest payable	$27,837	$15,594
Income taxes payable	4,524	3,577
Legal accrual	1,038	872
Other	10,477	10,684
Total Other accrued liabilities	$43,876	$30,727

(7)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$78,420	$77,531
Monitronics 9.125% Senior Notes due April 1, 2020	585,242	585,251
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%	892,199	894,208
Monitronics $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%	130,300	70,500
	1,686,161	1,627,490
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,676,995	$1,618,324

Convertible Notes

The convertible notes total $103,500,000 in aggregate principal amount, mature on July 15, 2020 and bear interest at 4.00% per annum (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. The Convertible Notes are convertible, under certain circumstances, into cash, shares of Ascent Capital's Series A Common Stock, par value $0.01 per share (the "Series A Common Stock"), or any combination thereof at Ascent Capital’s election.

Holders of the Convertible Notes (“Noteholders”) have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Series A Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Series A Common Stock of approximately $102.804 (the “Conversion Price”).  Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Series A Common Stock or any combination thereof at Ascent Capital's election. In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are within the scope of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in FASB ASC Subtopic 815-40, Contracts in an Entity’s Own Equity.

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of March 31, 2015	As of December 31, 2014
Principal	$103,500	$103,500
Unamortized discount	(25,080)	(25,969)
Carrying value	$78,420	$77,531

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $1,035,000 on the Convertible Notes for both the three months ended March 31, 2015 and 2014.  The Company amortized $889,000 and $805,000 of the Convertible Notes debt discount into interest expense for the three months ended March 31, 2015 and 2014, respectively.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes.

Credit Facility

On February 17, 2015, Monitronics entered into an amendment (“Amendment No. 4”) with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012 (the “Existing Credit Agreement”).  Amendment No. 4 provided for, among other things, an increase in the commitments under the revolving credit facility in a principal amount of $90,000,000 (the Existing Credit Agreement together with Amendment No. 4, the "Credit Facility").

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of March 31, 2015, $184,700,000 is available for borrowing under the revolving credit facility.

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

On March 30, 2015, Monitronics borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2015 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

As of March 31, 2015, the Company has deferred financing costs, net of accumulated amortization, of $21,989,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, Monitronics has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 8, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2015, the Company was in compliance with all required covenants.

As of March 31, 2015, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2015	$6,875
2016	9,166
2017	139,466
2018	870,800
2019	—
2020	688,500
Thereafter	—
Total principal payments	$1,714,807
Less:
Unamortized discounts and premium, net	28,646
Total debt on condensed consolidated balance sheet	$1,686,161

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

The Swaps’ outstanding notional balance as of March 31, 2015 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$533,500,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,375,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,521,357	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
110,521,357	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements," as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,309,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Effective portion of loss recognized in Accumulated other comprehensive loss	$(6,268)	(3,371)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,805)	(1,700)
Ineffective portion of amount of loss recognized into Net loss on interest rate swaps (a)	$(84)	(1)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Money market funds (a)	$3,842	—	—	$3,842
Investments in marketable securities (b)	90,904	3,950	—	94,854
Derivative financial instruments - assets (c)	—	257	—	257
Derivative financial instruments - liabilities	—	(9,447)	—	(9,447)
Total	$94,746	$(5,240)	$—	$89,506
December 31, 2014
Money market funds (a)	$8,492	—	—	$8,492
Investments in marketable securities (b)	117,765	4,828	—	122,593
Derivative financial instruments - assets (c)	—	1,123	—	1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$126,257	$171	$—	$126,428

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)
Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond.  All investments are classified as available-for-sale securities.

(c)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  As of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,686,161	$1,627,490
Fair value (a)	1,677,474	1,590,809

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recognized $547,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	March 31, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	March 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	$1,613

(11)    Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A Common Stock and Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the three months ended March 31, 2015:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2014	13,162,095	384,086
Issuance of restricted stock awards	6,285	—
Restricted stock forfeitures and tax withholding	(13,302)	—
Repurchases and retirements of Series A shares	(229,168)	—
Balance at March 31, 2015	12,925,910	384,086

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive income (loss)
As of December 31, 2014	$(215)	(1,788)	(4,805)	$(6,808)
Loss through Accumulated other comprehensive loss	(277)	(719)	(6,268)	(7,264)
Reclassifications of loss (gain) into Net loss	—	(350)	1,805	1,455
As of March 31, 2015	$(492)	(2,857)	(9,268)	$(12,617)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 4, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

(12)    Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of shares of Ascent Capital Series A and Series B Common Stock outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of shares of Ascent Capital Series A and Series B Common Stock outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

	Three Months Ended March 31,
	2015	2014
Weighted average Series A and Series B shares — basic and diluted	13,266,941	13,808,344

For the three months ended March 31, 2015 and 2014, diluted shares outstanding excluded the effect of 739,242 and 1,498,945, respectively, stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

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

(14)    Subsequent Events

On April 9, 2015, Monitronics entered into Amendment No. 5 (the “Amendment No. 5”) to its Credit Facility. Pursuant to Amendment No. 5, Monitronics completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering (the “New Term Loans”). The New Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, and mature on April 9, 2022. Monitronics used the net proceeds to retire $492,000,000 of its existing Term Loans, due March 2018, and repaid approximately $50,000,000 of its Credit Facility revolver. Amendment No. 5 also incorporates certain covenant changes, including the removal of the third quarter 2015 Senior Secured and Total Leverage covenant step-downs.

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2014 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2014 Form 10-K.

Overview

Ascent Capital Group, Inc. is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc.

The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On February 23, 2015 (the "Closing Date"), Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, Monitronics acquired all of the equity interest of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Ascent Capital’s attrition analysis and results of operations for the three months ended March 31, 2015 include the operations of the LiveWatch business from the Closing Date.

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

The table below presents subscriber data for the twelve months ended March 31, 2015 and 2014:

	Twelve Months Ended March 31,
	2015		2014
Beginning balance of accounts	1,046,785		818,335
Accounts acquired	190,542		357,855
Accounts canceled	(139,824)		(118,688)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(6,691)	(b)	(10,717)	(c)
Ending balance of accounts	1,090,812		1,046,785
Monthly weighted average accounts	1,060,524		962,527
Attrition rate - Unit	(13.2)%		(12.3)%
Attrition rate - RMR (d)	(13.0)%		(12.0)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an increase of 1,503 subscriber accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(c)	Includes 2,046 subscriber accounts that were proactively canceled during the third quarter of 2013 because they were active with both Monitronics and Security Networks.

(d)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

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

Accounts Acquired

During the three months ended March 31, 2015 and 2014, Monitronics acquired 66,091 and 31,774 subscriber accounts, respectively. Accounts acquired for the three months ended March 31, 2015 includes 31,936 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended March 31, 2015 and 2014 was approximately $2,490,000 and $1,451,000, respectively. RMR acquired for the three months ended March 31, 2015 includes approximately $908,000 of RMR from the LiveWatch Acquisition in February 2015.

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

	Three Months Ended March 31,
	2015	2014
Net revenue	$138,416	132,864
Cost of services	25,690	22,090
Selling, general, and administrative	27,596	26,537
Amortization of subscriber accounts, dealer network and other intangible assets	63,141	61,780
Restructuring charges	—	547
Interest expense	(29,781)	(28,773)
Income tax expense from continuing operations	(1,977)	(1,621)
Net loss from continuing operations	(9,675)	(9,378)
Net loss	(9,835)	(9,732)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$91,667	89,275
Corporate Adjusted EBITDA	(947)	(1,331)
Total Adjusted EBITDA	$90,720	87,944
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	66.2%	67.2%
Corporate	(0.7)%	(1.0)%

(a)	See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $5,552,000, or 4.2%, for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 148,000 accounts through Monitronics’ authorized dealer program subsequent to March 31, 2014, as well as 31,936 accounts acquired in the LiveWatch Acquisition in February 2015.  Average monthly revenue per subscriber increased from $41.15 as of March 31, 2014 to $41.43 as of March 31, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.45, Monitronics' average monthly revenue per subscriber was $41.83 as of March 31, 2015.

Cost of services.  Cost of services increased $3,600,000, or 16.3%, for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase is attributable to subscriber growth, the LiveWatch Acquisition and increases in cellular and service costs as more accounts are being monitored across the cellular network, which require additional service costs to upgrade existing subscribers' equipment.  Cost of services for the three months ended March 31, 2015 also includes $523,000 incurred in relation to the Radio Conversion Program, which was implemented in 2014 to upgrade subscribers' alarm monitoring systems that communicate across certain 2G networks that are expected to be discontinued in the near future. Cost of services as a percent of net revenue increased from 16.6% for the three months ended March 31, 2014 to 18.6% for the three months ended March 31, 2015.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $1,059,000, or 4.0%, for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase is attributable to SG&A incurred at LiveWatch, as well as acquisition costs incurred by Monitronics of $946,000, which were related to professional services rendered in connection with the LiveWatch Acquisition. LiveWatch SG&A includes $519,000 in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. These increases were partially offset by decreases in Monitronics' staffing and operating costs incurred at its Dallas, Texas headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the three months ended March 31, 2014 includes approximately $1,059,000 of professional fees rendered in relation to the Security Networks' integration. SG&A as a percent of net revenue decreased from 20.0% for the three months ended March 31, 2014 to 19.9% for the three months ended March 31, 2015.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $1,361,000 for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase is attributable to amortization of subscriber accounts acquired subsequent to March 31, 2014.

Restructuring charges. In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recorded $547,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	March 31, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	March 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	$1,613

Interest expense.  Interest expense increased $1,008,000 for the three months ended March 31, 2015, as compared to the corresponding prior year period. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the revolver borrowings incurred to fund the LiveWatch Acquisition.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $7,698,000 for the three months ended March 31, 2015 and income tax expense of $1,977,000 for the three months ended March 31, 2015.  The Company had pre-tax loss from continuing operations of $7,757,000 for the three months ended March 31, 2014 and income tax expense of $1,621,000 for the three months ended March 31, 2014.  Income tax expense for the three months ended March 31, 2015 and 2014 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to Monitronics' recent acquisitions.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Total Adjusted EBITDA	$90,720	87,944
Amortization of subscriber accounts, dealer network and other intangible assets	(63,141)	(61,780)
Depreciation	(2,398)	(2,758)
Stock-based compensation	(1,626)	(1,662)
Restructuring charges	—	(547)
Radio conversion costs	(523)	—
LiveWatch acquisition related costs	(946)	—
LiveWatch acquisition contingent bonus charges	(519)	—
Security Networks integration related costs	—	(1,059)
Interest income	516	878
Interest expense	(29,781)	(28,773)
Income tax expense from continuing operations	(1,977)	(1,621)
Net loss from continuing operations	$(9,675)	(9,378)

Adjusted EBITDA increased $2,776,000, or 3.2%, for the three months ended March 31, 2015 as compared to the corresponding prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Monitronics' Adjusted EBITDA was $91,667,000 for the three months ended March 31, 2015 as compared to $89,275,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had $51,079,000 of cash and cash equivalents, $123,000 of current restricted cash, and $94,854,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the three months ended March 31, 2015 and 2014, our cash flow from operating activities was $65,379,000 and $69,084,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2015 and 2014, the Company used cash of $61,053,000 and $53,789,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2015 and 2014, the Company used cash of $2,728,000 and $1,938,000, respectively, to fund its capital expenditures.

In February 2015, Monitronics paid cash of $56,343,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On March 30, 2015, Monitronics borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2015 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock from time to time. On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its shares of Series A Common Stock.  On November 10, 2014, the Company announced the Board of Directors' authorization of a further increase of $25,000,000 to the Company's share repurchase program (the "Share Repurchase Authorizations").

During the three months ended March 31, 2015, the Company repurchased 229,168 shares of Series A Common Stock pursuant to the Share Repurchase Authorizations for approximately $9,473,000.  These repurchased shares were all canceled and returned to the status of authorized and unissued. As of March 31, 2015, the remaining availability under the Company's Share Repurchase Authorizations will enable the Company purchase up to an aggregate of approximately $5,422,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock under the remaining availability of the Share Repurchase Authorizations.

The existing long-term debt of the Company at March 31, 2015 includes the principal balance of $1,714,807,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of March 31, 2015 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2015 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $896,008,000 as of March 31, 2015 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $130,300,000 as of March 31, 2015 and becomes due on December 22, 2017.

On April 9, 2015, Monitronics entered into Amendment No. 5 (the “Amendment No. 5”) to its Credit Facility. Pursuant to Amendment No. 5, Monitronics completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering (the “New Term Loans”). The New Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, and mature on April 9, 2022. Monitronics used the net proceeds to retire $492,000,000 of its existing Term Loans, due March 2018, and repaid approximately $50,000,000 of its Credit Facility revolver. Amendment No. 5 also incorporates certain covenant changes, including the removal of the third quarter 2015 Senior Secured and Total Leverage covenant step-downs.

In considering our liquidity requirements for 2015, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, Monitronics could incur incremental costs of $13,000,000 to $16,000,000 per year through 2016. We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $184,700,000 as of March 31, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at fair value and by maturity date as of March 31, 2015.  Debt amounts represent principal payments by maturity date as of March 31, 2015.

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2015	$—	$6,875	$—	$6,875
2016	—	9,166	—	9,166
2017	—	139,466	—	139,466
2018	9,190	870,800	—	879,990
2019	—	—	—	—
2020	—	—	688,500	688,500
Thereafter	—	—	—	—
Total	$9,190	$1,026,307	$688,500	$1,723,997

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our company’s purchase of its own equity securities (all of which were comprised of shares of our Series A Common Stock) during the three months ended March 31, 2015:

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/2015 - 1/31/2015	696	(2)	$52.11	—
2/1/2014 - 2/28/2015	—		—	—
3/1/2015 - 3/31/2015	235,570	(2)	41.33	—		(1)
Total	236,266		$41.37	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it may purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, the Company’s Board of Directors authorized the repurchase of an additional $25,000,000 of its Series A Common Stock. On November 10, 2014, the Company announced the Board of Directors' authorization of a further increase of $25,000,000 to the Company's share repurchase program. As of March 31, 2015, 1,290,864 shares of Series A Common Stock had been purchased, at an average price paid of $53.90 per share, pursuant to these authorizations.  As of March 31, 2015, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $5,422,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Includes 696 and 6,402 shares withheld in payment of withholding taxes by certain of our employees upon vesting of their restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto. *

4.2
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34176) filed with the Securities and Exchange Commission on April 15, 2015).

10.1
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-203043) filed with the Securities and Exchange Commission on March 26, 2015).

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	May 8, 2015	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	May 8, 2015	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto. *

4.2
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34176) filed with the Securities and Exchange Commission on April 15, 2015).

10.1
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-203043) filed with the Securities and Exchange Commission on March 26, 2015).

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.