Form 10-Q
period 2015-09-30
Ascent Capital Group, Inc.
filed 2015-11-09
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 23, 2015 was:

Series A common stock 12,271,088 shares; and
Series B common stock 384,086 shares.

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,045	$12,612
Restricted cash	60	18
Marketable securities, at fair value	94,141	122,593
Trade receivables, net of allowance for doubtful accounts of $2,440 in 2015 and $2,120 in 2014	14,236	13,796
Deferred income tax assets, net	6,346	6,346
Prepaid and other current assets	11,215	8,546
Assets held for sale	6,418	18,935
Total current assets	166,461	182,846
Property and equipment, net of accumulated depreciation of $36,765 in 2015 and $30,030 in 2014	32,706	36,010
Subscriber accounts, net of accumulated amortization of $915,396 in 2015 and $736,824 in 2014	1,423,573	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $69,044 in 2015 and $54,077 in 2014	31,189	44,855
Goodwill	563,549	527,502
Other assets, net	24,559	27,520
Total assets	$2,242,037	$2,192,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,312	$6,781
Accrued payroll and related liabilities	5,080	4,077
Other accrued liabilities	42,389	30,727
Deferred revenue	15,497	14,945
Holdback liability	18,569	19,046
Current portion of long-term debt	5,500	9,166
Liabilities of discontinued operations	3,500	6,401
Total current liabilities	99,847	91,143
Non-current liabilities:
Long-term debt	1,734,800	1,618,324
Long-term holdback liability	3,003	5,156
Derivative financial instruments	17,166	5,780
Deferred income tax liability, net	18,962	15,875
Other liabilities	17,514	16,397
Total liabilities	1,891,292	1,752,675
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,357,788 and 13,162,095 shares at September 30, 2015 and December 31, 2014, respectively	124	132
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 384,086 shares both at September 30, 2015 and December 31, 2014	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,418,356	1,441,291
Accumulated deficit	(1,047,505)	(994,931)
Accumulated other comprehensive loss, net	(20,234)	(6,808)
Total stockholders’ equity	350,745	439,688
Total liabilities and stockholders’ equity	$2,242,037	$2,192,363

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$141,846	136,027	$421,805	403,587
Operating expenses:
Cost of services	28,245	24,475	81,015	69,106
Selling, general and administrative, including stock-based compensation	31,362	24,336	88,643	77,609
Radio conversion costs	3,570	360	4,543	801
Amortization of subscriber accounts, dealer network and other intangible assets	66,958	64,341	193,625	189,382
Depreciation	2,805	2,525	7,788	7,851
Restructuring charges	—	51	—	969
Gain on disposal of operating assets	(1)	—	(1,155)	(69)
	132,939	116,088	374,459	345,649
Operating income	8,907	19,939	47,346	57,938
Other income (expense), net:
Interest income	779	822	2,041	2,542
Interest expense	(31,466)	(29,894)	(92,140)	(87,761)
Refinancing expense	—	—	(4,468)	—
Other income (expense), net	(3,555)	(10)	(2,278)	1,607
	(34,242)	(29,082)	(96,845)	(83,612)
Loss from continuing operations before income taxes	(25,335)	(9,143)	(49,499)	(25,674)
Income tax expense from continuing operations	(1,989)	(1,849)	(5,996)	(5,207)
Net loss from continuing operations	(27,324)	(10,992)	(55,495)	(30,881)
Discontinued operations:
Income (loss) from discontinued operations	2,994	(133)	2,921	(254)
Income tax expense from discontinued operations	—	—	—	—
Income (loss) from discontinued operations, net of income tax	2,994	(133)	2,921	(254)
Net loss	(24,330)	(11,125)	(52,574)	(31,135)
Other comprehensive income (loss):
Foreign currency translation adjustments	(220)	(305)	(151)	(107)
Unrealized holding losses on marketable securities, net	1,085	(1,646)	(868)	(1,500)
Unrealized gain (loss) on derivative contracts, net	(8,946)	4,355	(12,407)	(1,784)
Total other comprehensive income (loss), net of tax	(8,081)	2,404	(13,426)	(3,391)
Comprehensive loss	$(32,411)	(8,721)	$(66,000)	(34,526)

Basic and diluted income (loss) per share:
Continuing operations	$(2.10)	(0.81)	$(4.23)	(2.26)
Discontinued operations	0.23	(0.01)	0.22	(0.02)
Net loss	$(1.87)	(0.82)	$(4.01)	(2.28)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(52,574)	(31,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income tax	(2,921)	254
Amortization of subscriber accounts, dealer network and other intangible assets	193,625	189,382
Depreciation	7,788	7,851
Stock-based compensation	5,038	5,141
Deferred income tax expense	3,076	2,597
Gain on disposal of operating assets	(1,155)	(69)
Long-term debt amortization	3,725	3,255
Refinancing expense	4,468	—
Other non-cash activity, net	17,622	8,679
Changes in assets and liabilities:
Trade receivables	(7,203)	(6,657)
Prepaid expenses and other assets	(4,235)	1,612
Subscriber accounts - deferred contract costs	(1,181)	—
Payables and other liabilities	7,857	8,294
Operating activities from discontinued operations, net	20	(1,036)
Net cash provided by operating activities	173,950	188,168
Cash flows from investing activities:
Capital expenditures	(10,042)	(5,035)
Cost of subscriber accounts acquired	(205,050)	(202,429)
Cash paid for acquisition, net of cash acquired	(56,778)	—
Purchases of marketable securities	(24,448)	(3,535)
Proceeds from sale of marketable securities	48,616	—
Increase in restricted cash	(42)	(51)
Proceeds from the disposal of operating assets	20,174	241
Other investing activities	—	(436)
Net cash used in investing activities	(227,570)	(211,245)
Cash flows from financing activities:
Proceeds from long-term debt	749,550	139,500
Payments on long-term debt	(640,465)	(88,774)
Payments of financing costs	(6,477)	—
Stock option exercises	—	719
Purchases and retirement of common stock	(27,555)	(22,475)
Net cash provided by financing activities	75,053	28,970
Net increase in cash and cash equivalents	21,433	5,893
Cash and cash equivalents at beginning of period	12,612	44,701
Cash and cash equivalents at end of period	$34,045	50,594
Supplemental cash flow information:
State taxes paid, net	$3,491	2,644
Interest paid	71,180	67,314

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2014	$—	132	4	—	1,441,291	(994,931)	(6,808)	439,688
Net loss	—	—	—	—	—	(52,574)	—	(52,574)
Other comprehensive loss	—	—	—	—	—	—	(13,426)	(13,426)
Stock-based compensation	—	—	—	—	5,304	—	—	5,304
Stock awards	—	1	—	—	(1)	—	—	—
Value of shares withheld for minimum tax liability	—		—	—	(692)	—	—	(692)
Purchases and retirement of common stock	—	(9)	—	—	(27,546)	—	—	(27,555)
Balance at September 30, 2015	$—	124	4	—	1,418,356	(1,047,505)	(20,234)	350,745

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (the “2014 Form 10-K”).

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

The Company has reclassified certain prior period amounts related to Radio conversion costs to conform to the current period's presentation. These costs were previously reported in Cost of services on the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Radio conversion costs represent the costs incurred by Monitronics to upgrade subscribers' alarm monitoring systems in relation to Monitronics' Radio Conversion Program, which was implemented in 2014 in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016.

(2)     Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The effective date of the standard is for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

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

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $6,000,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Closing Date, assuming certain performance metrics are met by LiveWatch during the first four years following the Closing Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $8,500,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the three and nine months ended September 30, 2015, the Company recognized $1,291,000 and $3,086,000, respectively, related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

Cash	$784
Trade receivables	273
Other current assets	706
Property and equipment	362
Subscriber accounts	24,900
Other intangible asset	1,300
Goodwill	36,047
Current liabilities	(6,810)
Fair value of consideration transferred	$57,562

The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 001-34176), filed with the SEC on August 10, 2015 (the "June 2015 10-Q"), included a preliminary allocation of the purchase price. Subsequent to filing the Company's June 2015 10-Q, an adjustment was made to increase goodwill by $81,000. The increase to goodwill is primarily related to adjustments related to the current liabilities acquired and other working capital adjustments.

The preliminary estimates of the fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes the finalization of the valuation of assets and liabilities acquired.

Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to Monitronics for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

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

Ascent Capital's results of operations for the three and nine months ended September 30, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents the activity of these investments, which have all been classified as available-for-sale securities (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$122,593	129,496
Purchases	24,448	3,535
Sales at cost basis (a)	(48,267)	—
Realized and unrealized losses, net	(4,633)	(1,500)
Ending balance	$94,141	131,531

(a)        For the nine months ended September 30, 2015, total proceeds from the sale of marketable securities were $48,616,000, resulting in a pre-tax gain of $349,000.

The following table presents the changes in Accumulated other comprehensive loss on the condensed consolidated balance sheets for unrealized and realized gains and losses of the investments in marketable securities (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accumulated other comprehensive loss
Beginning balance	$(3,741)	1,644	$(1,788)	1,498
Unrealized losses, net of income tax of $0	(2,754)	(1,646)	(4,283)	(1,500)
Realized and unrealized losses recognized into earnings, net of income tax of $0 (a)	3,839	—	3,415	—
Ending balance	$(2,656)	(2)	$(2,656)	(2)

(a)        Realized and unrealized losses recognized into earnings for the three and nine months ended September 30, 2015 is included in Other income (expense), net on the consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2015, realized and unrealized losses recognized into earnings include other-than-temporary impairment losses of $3,764,000 related to certain securities that the Company believes would more-likely-than-not be required to sell prior to recovery of the amortized cost basis. For the three months ended September 30, 2015, the Company also recognized into earnings net losses on the sale of marketable securities of $75,000 and, for the nine months ended September 30, 2015, net gains on the sale of marketable securities of $349,000.

(5)    Assets Held for Sale

In the first and second quarters of 2015, the Company completed sales of assets held for sale with a total net book value of $18,935,000, for gains of approximately $1,151,000. As of September 30, 2015, the Company has reclassified $6,418,000 of land and building, net of accumulated depreciation, to Assets held for sale on the condensed consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(6)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2014	$527,502
LiveWatch Acquisition	36,047
Balance at September 30, 2015	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC Topic 350”). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). Our annual impairment testing of goodwill is performed in the fourth quarter of each fiscal year.

As of September 30, 2015, the Company determined that a triggering event had occurred due to a sustained decrease in the Company's market capitalization. In response to the triggering event, the Company performed Step 1 of the goodwill impairment test in accordance with FASB ASC Topic 350 and determined that there was no impairment.

(7)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Interest payable	$27,820	$15,594
Income taxes payable	3,036	3,577
Legal accrual	423	872
Other	11,110	10,684
Total Other accrued liabilities	$42,389	$30,727

(8)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$80,266	$77,531
Monitronics 9.125% Senior Notes due April 1, 2020	585,224	585,251
Monitronics term loans, mature April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% (4.50%)	544,650	—
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (4.25%)	400,560	894,208
Monitronics $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (4.75%)	129,600	70,500
	1,740,300	1,627,490
Less current portion of long-term debt	(5,500)	(9,166)
Long-term debt	$1,734,800	$1,618,324

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of September 30, 2015	As of December 31, 2014
Principal	$103,500	$103,500
Unamortized discount	(23,234)	(25,969)
Carrying value	$80,266	$77,531

The Company is using an effective interest rate of 10.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $1,035,000 and $3,105,000 on the Convertible Notes for the three and nine months ended September 30, 2015 and September 30, 2014, respectively. The Company amortized $934,000 and $2,735,000 of the Convertible Notes debt discount into interest expense for the three and nine months ended September 30, 2015, respectively, compared to $845,000 and $2,475,000 for three and nine months ended September 30, 2014, respectively.

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

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest payments on the 2018 Term Loans are due quarterly with the principal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%. Principal payments of approximately $1,375,000 and interest on the term loans are due quarterly on the 2022 Term Loans.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of September 30, 2015, $185,400,000 is available for borrowing under the revolving credit facility.

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

On September 30, 2015, Monitronics borrowed $27,000,000 on the Credit Facility revolver to fund its October 1, 2015 interest payment due under the Senior Notes of $26,691,000.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

As of September 30, 2015, the Company has deferred financing costs, net of accumulated amortization, of $20,724,000 related to the Convertible Notes, the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

As a result of Amendment No. 5 to Monitronics Credit Facility, the Company incurred Refinancing expense of $4,468,000 for the nine months ended September 30, 2015, which were primarily related to bank arrangement fees and other professional fees incurred to complete the amendment.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, Monitronics has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, Monitronics' current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%. See note 9, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2015, the Company was in compliance with all required covenants.

As of September 30, 2015, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2015	$1,375
2016	5,500
2017	135,100
2018	409,284
2019	5,500
2020	694,000
Thereafter	518,375
Total principal payments	$1,769,134
Less:
Unamortized discounts and premium, net	28,834
Total debt on condensed consolidated balance sheet	$1,740,300

(9)    Derivatives

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

As of September 30, 2015, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$530,750,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
140,650,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,956,030	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,956,030	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements," as amended, the “Amended Swaps”).

The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,282,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$(10,784)	1,988	$(17,872)	(7,617)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,838)	(2,367)	$(5,465)	(5,833)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$(142)	59	$(143)	56

(a)         Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(10)    Fair Value Measurements

According to the FASB ASC Topic 820, Fair Value Measurement, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 - Quoted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Money market funds (a)	$899	—	—	$899
Investments in marketable securities (b)	94,141	—	—	94,141
Derivative financial instruments - assets (c)	—	—	—	—
Derivative financial instruments - liabilities	—	(17,166)	—	(17,166)
Total	$95,040	(17,166)	—	$77,874
December 31, 2014
Money market funds (a)	$8,492	—	—	$8,492
Investments in marketable securities (b)	117,765	4,828	—	122,593
Derivative financial instruments - assets (c)	—	1,123	—	1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$126,257	171	—	$126,428

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,740,300	$1,627,490
Fair value (a)	1,677,780	1,590,809

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recognized $51,000 and $969,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	September 30, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	September 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	969	(2,271)	$268

(12)    Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A Common Stock and Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the nine months ended September 30, 2015:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2014	13,162,095	384,086
Issuance of restricted stock awards	80,203	—
Restricted stock forfeitures and tax withholding	(30,481)	—
Repurchases and retirements of Series A shares	(854,029)	—
Balance at September 30, 2015	12,357,788	384,086

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive income (loss)
As of December 31, 2014	$(215)	(1,788)	(4,805)	$(6,808)
Loss through Accumulated other comprehensive loss	(151)	(4,283)	(17,872)	(22,306)
Reclassifications of loss (gain) into Net loss	—	3,415	5,465	8,880
As of September 30, 2015	$(366)	(2,656)	(17,212)	$(20,234)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 4, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 9, Derivatives, for further information.

(13)    Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average Series A and Series B shares — basic and diluted	12,993,183	13,543,444	13,122,552	13,660,335

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For both the three and nine months ended September 30, 2015, diluted shares outstanding excluded the effect of 766,059 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.  For both the three and nine months ended September 30, 2014, diluted shares outstanding excluded the effect of 1,496,708 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

(14)     Commitments, Contingencies and Other Liabilities

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

Ascent Capital’s attrition analysis and results of operations for the three and nine months ended September 30, 2015 include the operations of the LiveWatch business from the Closing Date.

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

The table below presents subscriber data for the twelve months ended September 30, 2015 and 2014:

	Twelve Months Ended September 30,
	2015	2014
Beginning balance of accounts	1,056,734	1,041,740
Accounts acquired	189,590	155,568
Accounts canceled	(145,181)	(132,158)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(9,516)	(8,416)	(b)
Ending balance of accounts	1,091,627	1,056,734
Monthly weighted average accounts	1,078,367	1,049,267
Attrition rate - Unit	(13.5)%	(12.6)%
Attrition rate - RMR (c)	(13.6)%	(12.4)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net increase of 983 subscriber accounts related to the Security Networks Acquisition. The increase was driven by a favorable adjustment of 1,101 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014. The impact of this adjustment was offset by 118 subscriber accounts that were proactively canceled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks.

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

Accounts Acquired

During the three months ended September 30, 2015 and 2014, Monitronics acquired 44,776 and 43,602 subscriber accounts, respectively. During the nine months ended September 30, 2015 and 2014, Monitronics acquired 151,592 and 118,227 subscriber accounts, respectively. Accounts acquired for the three months ended September 30, 2015 reflect bulk buys of approximately 600 accounts. Accounts acquired for the nine months ended September 30, 2015 includes 31,919 accounts from the LiveWatch Acquisition in February 2015 and reflect bulk buys of approximately 1,800 accounts. Accounts acquired for the three and nine months ended September 30, 2014 reflect bulk buys of approximately 2,500 and 5,400 accounts, respectively.

RMR acquired during the three months ended September 30, 2015 and 2014 was $2,094,000 and $2,007,000, respectively. RMR acquired during the nine months ended September 30, 2015 and 2014 was approximately $6,468,000 and $5,406,000, respectively. RMR acquired for the nine months ended September 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, to fund its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$141,846	136,027	$421,805	403,587
Cost of services	28,245	24,475	81,015	69,106
Selling, general, and administrative	31,362	24,336	88,643	77,609
Amortization of subscriber accounts, dealer network and other intangible assets	66,958	64,341	193,625	189,382
Interest expense	(31,466)	(29,894)	(92,140)	(87,761)
Income tax expense from continuing operations	(1,989)	(1,849)	(5,996)	(5,207)
Net loss from continuing operations	(27,324)	(10,992)	(55,495)	(30,881)
Net loss	(24,330)	(11,125)	(52,574)	(31,135)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$88,277	91,498	$269,918	271,475
Corporate Adjusted EBITDA	(1,961)	(2,558)	(5,340)	(5,604)
Total Adjusted EBITDA	$86,316	88,940	$264,578	265,871
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	62.2%	67.3%	64.0%	67.3%
Corporate	(1.4)%	(1.9)%	(1.3)%	(1.4)%

(a)	See reconciliation of Adjusted EBITDA to net loss from continuing operations below.

Net revenue.  Net revenue increased $5,819,000, or 4.3%, and $18,218,000, or 4.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 157,000 accounts through the Monitronics and LiveWatch subscriber acquisition channels subsequent to September 30, 2014, as well as 31,919 accounts acquired in the LiveWatch Acquisition in February 2015.  Average monthly revenue per subscriber increased from $41.38 as of September 30, 2014 to $41.63 as of September 30, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, Monitronics' average monthly revenue per subscriber was $42.03 as of September 30, 2015.

Cost of services.  Cost of services increased $3,770,000, or 15.4%, and $11,909,000, or 17.2%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase is attributable to the inclusion of LiveWatch, which expensed equipment costs associated with the creation of new subscribers of $2,210,000 and $4,666,000 for three and nine months ended September 30, 2015, respectively. The increase is also attributable to the growth in the number of accounts being monitored across the cellular network, including home automation accounts, and service costs to upgrade existing subscribers' equipment.  Cost of services as a percent of net revenue increased from 18.0%

and 17.1% for the three and nine months ended September 30, 2014 to 19.9% and 19.2% for the three and nine months ended September 30, 2015, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $7,026,000, or 28.9%, and $11,034,000, or 14.2%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase is attributable to SG&A incurred at LiveWatch, including marketing and sales costs of $3,269,000 and $7,089,000 for the three and nine months ended September 30, 2015, respectively, related to the creation of new subscribers. For the three and nine months ended September 30, 2015, LiveWatch SG&A also includes $1,291,000 and $3,086,000, respectively, in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. Other increases in SG&A for the nine months ended September 30, 2015 are one-time costs incurred by Monitronics of $946,000 related to professional services rendered in connection with the LiveWatch Acquisition and $720,000 of costs incurred to relocate Monitronics' headquarters in July 2015. These increases were partially offset by decreases in Monitronics' staffing and operating costs incurred at its headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the nine months ended September 30, 2014 also includes $2,182,000 of incremental costs incurred in connection to the Security Networks' integration. SG&A as a percent of net revenue increased from 17.9% and 19.2% for the three and nine months ended September 30, 2014 to 22.1% and 21.0% for the three and nine months ended September 30, 2015, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $2,617,000 and $4,243,000 for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to September 30, 2014.

Interest expense.  Interest expense increased $1,572,000 and $4,379,000 for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the revolver borrowings incurred by Monitronics to fund the LiveWatch Acquisition and the subsequent amendment of its Credit Facility term loans in April 2015.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $25,335,000 and $49,499,000 for the three and nine months ended September 30, 2015, respectively, and income tax expense of $1,989,000 and $5,996,000 for the three and nine months ended September 30, 2015, respectively.  The Company had pre-tax loss from continuing operations of $9,143,000 and $25,674,000 for the three and nine months ended September 30, 2014, respectively, and income tax expense of $1,849,000 and $5,207,000 for the three and nine months ended September 30, 2014, respectively.  Income tax expense for the three and nine months ended September 30, 2015 and 2014 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to Monitronics' recent acquisitions.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Adjusted EBITDA	$86,316	88,940	$264,578	265,871
Amortization of subscriber accounts, dealer network and other intangible assets	(66,958)	(64,341)	(193,625)	(189,382)
Depreciation	(2,805)	(2,525)	(7,788)	(7,851)
Stock-based compensation	(1,856)	(1,734)	(5,038)	(5,141)
Restructuring charges	—	(51)	—	(969)
Radio conversion costs	(3,570)	(360)	(4,543)	(801)
LiveWatch acquisition related costs	—	—	(946)	—
LiveWatch acquisition contingent bonus charges	(1,291)	—	(3,086)	—
Monitronics headquarters relocation costs	(720)	—	(720)	—
Security Networks integration related costs	—	—	—	(2,182)
Other-than-temporary impairment losses on marketable securities	(3,764)	—	(3,764)	—
Interest income	779	822	2,041	2,542
Interest expense	(31,466)	(29,894)	(92,140)	(87,761)
Refinancing expense	—	—	(4,468)	—
Income tax expense from continuing operations	(1,989)	(1,849)	(5,996)	(5,207)
Net loss from continuing operations	$(27,324)	(10,992)	$(55,495)	(30,881)

Adjusted EBITDA decreased $2,624,000, or 3.0%, and $1,293,000, or 0.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  Adjusted EBITDA is negatively impacted for the three and nine months ended September 30, 2015 due to LiveWatch's direct-to-consumer business, which requires it to recognize certain revenue and expenses associated with the creation of subscriber accounts. This is in contrast to Monitronics' dealer business, which capitalizes payments to dealers to acquire accounts and amortizes those payments to amortization expense over the life of the accounts.  LiveWatch's expensed creation costs, net of creation revenue, included in adjusted EBITDA for the three and nine months ended September 30, 2015, are $4,307,000 and $8,916,000, respectively.

Monitronics' consolidated Adjusted EBITDA was $88,277,000 and $269,918,000 for the three and nine months ended September 30, 2015, respectively, as compared to $91,498,000 and $271,475,000 for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

At September 30, 2015, we had $34,045,000 of cash and cash equivalents, $60,000 of current restricted cash, and $94,141,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the nine months ended September 30, 2015 and 2014, our cash flow from operating activities was $173,950,000 and $188,168,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2015 and 2014, the Company used cash of $205,050,000 and $202,429,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2015 and 2014, the Company used cash of $10,042,000 and $5,035,000, respectively, to fund its capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock from time to time. On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock (the "Share Repurchase Authorizations").

During the nine months ended September 30, 2015, the Company repurchased 854,029 shares of Series A Common Stock pursuant to the Share Repurchase Authorizations for approximately $27,555,000.  These repurchased shares were all canceled and returned to the status of authorized and unissued. As of September 30, 2015, the remaining availability under the Company's Share Repurchase Authorizations will enable the Company purchase up to an aggregate of approximately $12,337,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock under the remaining availability of the Share Repurchase Authorizations.

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

On September 30, 2015, Monitronics borrowed $27,000,000 on the Credit Facility revolver to fund its October 1, 2015 interest payment due under the Senior Notes of $26,691,000.

The existing long-term debt of the Company at September 30, 2015 includes the principal balance of $1,769,134,000 under its Convertible Notes, Senior Notes, Credit Facility term loans, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $103,500,000 as of September 30, 2015 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2015 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $951,034,000 as of September 30, 2015 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due on April 9, 2022.  The Credit Facility revolver has an outstanding balance of $129,600,000 as of September 30, 2015 and becomes due on December 22, 2017.

In considering our liquidity requirements for the remainder of 2015 and 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, Monitronics could incur incremental costs of $5,000,000 to $6,000,000 for the remainder of 2015 and $20,000,000 to $24,000,000 in 2016. We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $185,400,000 as of September 30, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

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

Goodwill

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC Topic 350”). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). Our annual impairment testing of goodwill is performed in the fourth quarter of each fiscal year.

As of September 30, 2015, we determined that a triggering event had occurred due to a sustained decrease in the Company's market capitalization. In response to the triggering event, the Company performed Step 1 of the goodwill impairment test, in accordance with FASB ASC Topic 350, and determined that there was no impairment. If there is a further sustained decrease in the Company's market capitalization in future periods, the Company may be required to perform Step 2 of the goodwill impairment test.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2015.  Debt amounts represent principal payments by maturity date as of September 30, 2015.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2015	$—	$1,375	$—	$1,375
2016	—	5,500	—	5,500
2017	—	135,100	—	135,100
2018	11,519	409,284	—	420,803
2019	—	5,500	—	5,500
2020	—	5,500	688,500	694,000
Thereafter	5,647	518,375	—	524,022
Total	$17,166	$1,080,634	$688,500	$1,786,300

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and two interest rate swaps with a maturity date of April 9, 2022.  As a result of these interest rate swaps, Monitronics' current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%.  See notes 8, 9 and 10 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares (i) repurchased by our company (all of which consisted of shares of our Series A Common Stock) and (ii) withheld in payment of withholding taxes, in each case, during the three months ended September 30, 2015.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/2015 - 7/31/2015	—		$—	—
8/1/2015 - 8/31/2015	191,070		28.39	—
9/1/2015 - 9/30/2015	438,543	(2)	30.81	—
Total	629,613		$30.07	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of September 30, 2015, 1,915,725 shares of Series A Common Stock had been purchased, at an average price paid of $45.76 per share, pursuant to these authorizations.  As of September 30, 2015, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $12,337,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Includes 4,752 shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital Group, Inc. ("Ascent Capital") and Michael R. Meyers.*
10.2	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital and William E. Niles.*
10.3	Amendment to Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Michael R. Haislip.*
10.4	Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner.*
10.5
Performance-Based Restricted Stock Unit Award Agreement under the Ascent Capital 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan"), effective as of June 22, 2015, by and between Ascent Capital and William E. Niles.*

10.6	Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of March 24, 2015, by and between Ascent Capital and Michael R. Meyers.*
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	November 9, 2015	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman of the Board, Director and Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital Group, Inc. ("Ascent Capital") and Michael R. Meyers.*
10.2	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital and William E. Niles.*
10.3	Amendment to Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Michael R. Haislip.*
10.4	Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner.*
10.5
Performance-Based Restricted Stock Unit Award Agreement under the Ascent Capital 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan"), effective as of June 22, 2015, by and between Ascent Capital and William E. Niles.*

10.6	Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of March 24, 2015, by and between Ascent Capital and Michael R. Meyers.*
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.