Form 10-K
period 2015-12-31
Ascent Capital Group, Inc.
filed 2016-02-29
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2015, was approximately $527.7 million.

The number of shares outstanding of Ascent Capital Group, Inc.’s common stock as of February 12, 2016 was:
 Series A common stock 12,305,952 shares; and Series B common stock 382,359 shares.
 Documents Incorporated by Reference
The Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

1

ASCENT CAPITAL GROUP, INC.
2015 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

On July 7, 2011, Ascent Media Corporation merged with its direct wholly-owned subsidiary, Ascent Capital Group, Inc. ("Ascent Capital" or the "Company"), for the purpose of changing its name to Ascent Capital Group, Inc. Ascent Capital was incorporated in the state of Delaware on May 29, 2008 as a wholly-owned subsidiary of Discovery Holding Company ("DHC"), a subsidiary of Discovery Communications, Inc. On September 17, 2008, Ascent Capital was spun off from DHC and became an independent, publicly traded company. In connection with the spin-off, each holder of DHC common stock received 0.05 of a share of our Series A common stock for each share of DHC Series A common stock held and 0.05 of a share of our Series B common stock for each share of DHC Series B common stock held. 13,401,886 shares of our Series A common stock and 659,732 shares of our Series B common stock were issued in the spin-off, which was intended to qualify as a tax-free transaction.

At December 31, 2015, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. ("Monitronics"), investments in marketable securities, real estate properties and cash and cash equivalents. On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-customer sales channel (the "LiveWatch Acquisition").

At December 31, 2015, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $87,052,000 and $5,577,000, respectively.

Recent Events

On February 29, 2016, the Board of Directors of Ascent approved the contribution to the stated capital of Monitronics of $88 million of the $100 million outstanding principal amount under the Intercompany Note. The remaining $12 million principal amount will be reflected on an Amended and Restated Promissory Note, which is due on October 1, 2020 and will bear interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors", Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated.

Factors relating to the Company and its consolidated subsidiaries:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent Monitronics’ largest demographic;

•	uncertainties in the development of our business strategies, including Monitronics' increased direct marketing efforts and market acceptance of new products and services;

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

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which Monitronics and/or its dealers is subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•	the reliability and creditworthiness of Monitronics’ independent alarm systems dealers and subscribers;

•	changes in Monitronics’ expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of Monitronics to obtain future financing to grow its business;

•	Monitronics’ high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2015, Monitronics and LiveWatch.  For more information, see below and our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets as of December 31, 2015 consisted of our wholly-owned operating subsidiary, Monitronics, investments in marketable securities, real estate properties, and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

We are currently exploring opportunities to dispose of or monetize our owned real property, which is not required for our operations.

Monitronics International, Inc. and Subsidiaries

Through our wholly-owned subsidiary, Monitronics, we are primarily engaged in the business of providing the following security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events though security systems at subscribers’ premises, as well as providing customer service and technical support.  Monitronics is one of the largest alarm monitoring companies in the United States of America (the "U.S."), with over one million subscribers under contract.  With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, Monitronics provides a wide range of mainly residential security services, including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or mobile device. Monitronics was incorporated in 1994 and is headquartered in Farmers Branch, Texas.

Monitronics Operations

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

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  Monitronics generates incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2015, Monitronics provided contract monitoring services for over 93,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Monitronics’ authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2015, Monitronics acquired alarm monitoring contracts from more than 520 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. Monitronics has the ability to monitor a variety of signals from nearly all types of residential security systems. Monitronics generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and Monitronics has a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, Monitronics seeks to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, Monitronics conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

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

Monitronics provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Monitronics' central monitoring station in Dallas has also received the Central Station Alarm Association’s ("CSAA") prestigious Five Diamond Certification. Less than approximately 5% of recognized North American central monitoring stations have attained Five Diamond Certified status.

Monitronics has a back-up facility that is capable of supporting monitoring and certain customer service operations in the event of a disruption at its primary customer care center. A third party call center in Mexico provides telephone support for Spanish-speaking subscribers.

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

Monitronics’ has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Monitronics relies on its nationwide network of independent service dealers and over 70 employee field service technicians to provide such service.  Monitronics closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2015, Monitronics dispatched over 580 independent service dealers around the country to handle its field service.

LiveWatch Operations

LiveWatch is a leading DIY home security provider offering professionally monitored security services through a direct-to-consumer sales channel. Similar to Monitronics, LiveWatch is an asset-light business and geographically unconstrained. LiveWatch generates subscriber contracts through leads from direct response marketing, where Monitronics generates subscriber contracts from a dealer network with local market presence.

Services are provided to customers throughout the United States. Revenue is generated primarily from fees charged to customers under alarm monitoring contracts and the sale of the security equipment to facilitate the alarm monitoring service and other home automation or interactive services.  LiveWatch typically offers substantial equipment subsidies to initiate, renew or upgrade alarm monitoring service contracts. The initial contract term is typically one year, with automatic renewal on a month-to-month basis.

When a customer initiates the process to obtain alarm monitoring services, LiveWatch pre-configures the alarm monitoring system based on customer specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self installs the equipment on-site and activates the monitoring service over the phone. Technical support for installation is provided via telephone or online assistance via the LiveWatch website.

LiveWatch has call centers in its operations center in St. Marys, Kansas and in a satellite office in Evanston, Illinois to handle sales, monitoring activations, technical support, billing and other general inquiry matters.

Intellectual Property

Monitronics has a registered service mark for the Monitronics name and a service mark for the Monitronics logo. It owns certain proprietary software applications that are used to provide services to its dealers and subscribers. Monitronics does not hold any patents or other intellectual property rights on its proprietary software applications.

LiveWatch has a registered service mark for the LiveWatch name and a service mark for the LiveWatch logo.

Sales and Marketing

General

Monitronics’ nationwide network of authorized dealers is an effective way for Monitronics to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer’s local presence and reputation with Monitronics’ high quality service and support, Monitronics is able to cost-effectively provide local services and take advantage of economies of scale where appropriate.

Monitronics' dealer network provides for the acquisition of subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to Monitronics. The dealer then submits this monitoring agreement for Monitronics’ due diligence review.

LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

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

Customer Integration and Marketing

Monitronics’ dealers typically introduce customers to Monitronics in the home when describing Monitronics’ central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that Monitronics is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed above. All materials provided in the dealer model focus on the Monitronics brands and the role of Monitronics as the single source of support for the customer.

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

Our acquisition and investment strategy entails risk. While our preference is to build our presence in the security alarm monitoring industry through acquisitions, we will also consider potential acquisitions in other life safety industries, which could result in further changes in our operations from those historically conducted by us.  Please see "Risk Factors" below.

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

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in its cost structure, Monitronics believes it will continue to experience high Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. In addition, Monitronics optimizes the rate of return on investment by managing creation costs, or the costs of acquiring an account. Creation costs, whether capitalized or expensed, include the costs to acquire alarm monitoring contracts from Monitronics' dealers, LiveWatch's equipment costs and certain sales and marketing costs. Monitronics believes its cash flows may also benefit from its continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term "Adjusted EBITDA" means net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges, and "Adjusted EBITDA margin" means Adjusted EBITDA as a percentage of net revenue. For further discussion of Adjusted EBITDA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Expand Our Network of Dealers

Monitronics' plan is to continue to manage account acquisitions through its dealer network by targeting dealers that can benefit from its dealer program services and that can generate high quality subscribers while focusing on creation costs. Monitronics believes it is an attractive partner for dealers for the following reasons:

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

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see "ITEM 1A. RISK FACTORS."

Industry; Competition

The security alarm industry is highly competitive and fragmented, and as of February 29, 2016, competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the U.S. are as follows:

•The ADT Corporation ("ADT");
•Vivint, Inc., a subsidiary of APX Group Holdings, Inc.;
•Protection One, Inc., a subsidiary of Apollo Global Management, Inc. ("AGM"); and
•Stanley Security Solutions, a subsidiary of Stanley Black and Decker.

On February 16, 2016, ADT announced that it would be acquired by certain funds managed by affiliates of AGM and then merged with AGM's subsidiary, Protection One, Inc. ADT and AGM expect that the transaction will be completed by June 2016. The security alarm industry has remained highly competitive and has not experienced any material change to market concentration.  Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify subscriber accounts. Competition for subscribers has increased in recent years from cable and telecommunication providers expanding their service offerings into the security alarm industry, as well as the emergence of DIY home security providers. There are also threats of potential new entrants into the alarm monitoring space from technology companies that may offer professional alarm monitoring or self monitored solutions. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of services, and our low cost structure.  The dynamics of the security alarm industry often favor larger alarm monitoring companies with a nationwide focus that have greater capital and benefit from economies of scale in technology, advertising and other expenditures.

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

 Regulatory Matters

Monitronics’ operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities including federal and state customer protection laws. In certain jurisdictions, Monitronics is required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•subjecting alarm monitoring companies to fines or penalties for false alarms;
•imposing fines on alarm subscribers for false alarms;
•imposing limitations on the number of times the police will respond to false alarms at a particular location;

•	requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch ("Enhanced Call Verification"); and

•	requiring visual verification of an actual emergency at the premise before the police will respond to an alarm signal.

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

For additional information on the regulatory frame work in which Monitronics operates, please see "ITEM 1A. RISK FACTORS — Factors Relating to Regulatory Matters."

Employees

At December 31, 2015, Ascent Capital, together with its subsidiaries, had over 1,500 full-time employees, all of which are located in the U.S.

(d)  Financial Information About Geographic Areas

Monitronics and its subsidiaries provide monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

(e)  Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.ascentcapitalgroupinc.com.

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

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber’s credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, Monitronics’ business and results of operations could be adversely affected.

Monitronics’ customer generation strategies and the competitive market for customer accounts may affect its future profitability.

A significant element of Monitronics’ business strategy is the generation of new customer accounts through its dealer network, excluding accounts acquired in the LiveWatch Acquisition, which accounted for substantially all of Monitronics’ new customer accounts for the year ended December 31, 2015. Monitronics’ future operating results will depend in large part on its ability to manage its generation strategies effectively. Although Monitronics currently generates accounts through hundreds of authorized dealers, a significant portion of its accounts originate from a smaller number of dealers. Monitronics experiences loss of dealers from its dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If Monitronics experiences a loss of dealers representing a significant portion of its account generation engine or if Monitronics is unable to replace or recruit dealers in accordance with its business plans, Monitronics’ business, financial condition and results of operations could be materially and adversely affected.

Monitronics is subject to credit risk and other risks associated with its subscribers.

Substantially all of Monitronics revenues are derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, Monitronics is dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally prohibited from canceling the alarm monitoring contract for the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair Monitronics’ ability to collect any unpaid amounts from its subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, Monitronics’ business and results of operations could be materially and adversely affected.

Monitronics relies on a significant number of its subscribers remaining with it for an extended period of time.

Monitronics incurs significant upfront costs for each new subscriber. Monitronics requires a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, Monitronics’ long-term performance is dependent on Monitronics’ subscribers remaining with it for as long as possible. This requires Monitronics to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, prolonged downturns in the housing market, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions, conversion of wireless spectrums and the affordability of Monitronics’ service. If Monitronics fails to keep its subscribers for a sufficiently long period of time, attrition rates would be higher than expected and Monitronics’ financial position and results of operations could be materially and adversely affected. In addition, Monitronics may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to Monitronics’ authorized dealer program.

Monitronics is subject to credit risk and other risks associated with its dealers.

Under the standard alarm monitoring contract acquisition agreements that Monitronics enters into with its dealers, if a subscriber terminates their service with Monitronics during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating Monitronics in an amount based on the original acquisition cost of the terminating alarm monitoring contract. Monitronics is subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although Monitronics withholds specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, Monitronics is also subject to the credit risk that the dealers may not have sufficient funds to compensate Monitronics or that any such dealer will otherwise breach its obligation to compensate Monitronics for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, Monitronics’ financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of Monitronics’ accounts originate from a smaller number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of Monitronics’ accounts, Monitronics’ financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact Monitronics’ results of operations, including prolonged downturns in the economy.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that it will be able to continue acquiring quality alarm monitoring contracts or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow Monitronics’ subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by its competitors. If there are prolonged durations of general economic downturn, Monitronics’ results of operations and subscriber account growth could be materially and adversely affected.

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

In the ordinary course of business, from time to time, Monitronics and its subsidiaries are the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by its dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. Monitronics may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect Monitronics’ reputation in the communities it services, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to Monitronics or at all.

An inability to provide the contracted monitoring service could adversely affect Monitronics’ business.

A disruption to the main monitoring facility, the back-up monitoring facility and/or third party monitoring facility could affect Monitronics’ ability to provide alarm monitoring services to its subscribers. Monitronics’ main monitoring facility holds UL listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that Monitronics’ main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that Monitronics’ back-up or third party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business.

Monitronics relies on third parties to transmit signals to its monitoring facilities and provide other services to its subscribers.

Monitronics relies on various third party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect Monitronics’ ability to provide alarm monitoring, home automation and interactive services to its subscribers. Monitronics also relies on third party technology companies to provide home automation and interactive services to its subscribers. These technology companies could fail to provide these services consistently, or at all, which could result in Monitronics' inability to meet customer demand and damage its reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facilities or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Monitronics’ business. See also "Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact Monitronics’ business and require significant capital expenditures" below with respect to risks associated with changes in signal transmissions.

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

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2015, Monitronics was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. Monitronics faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices to customers for monitoring services. In addition, two of our larger competitors, ADT and Protection One, Inc., may be combined into a single company in a transaction expected to be completed by June 2016. Monitronics also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, Monitronics is facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over Monitronics, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to Monitronics, thus slowing its rate of growth, or requiring it to increase the price paid for subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact Monitronics’ business and require significant capital expenditures.

Substantially all of Monitronics’ subscriber alarm systems use either a traditional land-line or cellular service to communicate alarm signals from the subscribers’ locations to its monitoring facilities. There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. One of the nation's largest cellular carriers has announced that it does not intend to support its 2G cellular network services beyond 2016 and expects to terminate service carried on this network. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require Monitronics to subsidize the replacement of subscribers’ outdated equipment and is likely to cause an increase in subscriber attrition. During 2014, Monitronics implemented a program (the "Radio Conversion Program") to upgrade subscribers' alarm monitoring systems that communicate across the 2G network it expects to be discontinued.  In connection with the Radio Conversion Program, Monitronics incurred costs of $14,369,000 in 2015 and $1,113,000 in 2014 and could incur incremental costs of $17,000,000 to $21,000,000 in 2016.  Monitronics is working with the cellular carriers and other 2G network user groups to pursue strategies which could reduce these costs, but there is no assurance any of these efforts will be successful. In addition to the conversion costs, this process may divert management’s attention and other important resources away from customer service and sales efforts.

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

Monitronics’ business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Its reputation may be harmed either through product defects, such as the failure of one or more of its subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge Monitronics’ performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to Monitronics’ reputation or subscriber relationships caused by the actions of its dealers, personnel or third party service providers or any other factors could have a material adverse effect on its business, financial condition and results of operations.

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

We may be unable to obtain future financing on terms acceptable to Monitronics or at all, which may hinder Monitronics’ ability to grow its business.

Monitronics intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer network and its direct to consumer channel in LiveWatch, among other means. To continue its growth strategy, it intends to make additional drawdowns under the revolving credit portion of its Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in Monitronics’ credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect Monitronics’ ability to continue or accelerate its subscriber account acquisition activities.

Monitronics has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

Monitronics has a significant amount of indebtedness.  As of December 31, 2015, Monitronics had principal indebtedness of $1,667,909,000, related to terms loans and a revolving credit facility both under its senior secured credit agreement (together referred to as the "Credit Facility"), and $585,000,000 of 9.125% senior notes (the "Senior Notes"). At December 31, 2015, Monitronics also had outstanding 9.868% promissory note of $100,000,000 due to the Company, $88,000,000 of which has since been contributed to Monitronics’ stated capital and the remaining $12,000,000 of which is currently outstanding and subject to an amended and restated promissory note that is subject to an interest rate of 12.5%.  That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

In addition, Monitronics also must comply with certain financial covenants under the Credit Facility that require it to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.00 to 1.00, a consolidated senior secured leverage ratio (as defined in the Credit Facility) of not more than 3.25 to 1.00, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires Monitronics to maintain a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 28.0 to 1.00, calculated quarterly, and an attrition rate (as defined in the Credit Facility) of no more than 15.0%, calculated quarterly on a trailing twelve-month basis. If Monitronics cannot comply with any of these financial covenants, or if Monitronics or any of its subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and Monitronics may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit its ability to manage its working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of Monitronics’ indebtedness.

Monitronics may pursue business opportunities that diverge from its current business model, which may cause its business to suffer.

Monitronics may pursue business opportunities that diverge from its current business model, including expanding its products or service offerings, investing in new and unproven technologies, adding customer acquisition channels (including, for example, increased direct marketing efforts) and forming new alliances with companies to market its services. Monitronics can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, Monitronics’ pursuit of such business opportunities could cause its cost of investment in new customers to grow at a faster rate than its recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than Monitronics’ current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, Monitronics might be required to draw on its Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect Monitronics’ business, financial condition, results of operations and cash flows.

Third party claims with respect to Monitronics’ intellectual property, if decided against Monitronics, may result in competing uses of Monitronics’ intellectual property or require the adoption of new, non-infringing intellectual property.

Monitronics has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that Monitronics does not own or have rights to use all intellectual property rights used in the conduct of its business. While Monitronics does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against it or claim that its rights to its intellectual property are invalid or unenforceable, and Monitronics cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the "Monitronics" mark or the "LiveWatch" mark could have a material adverse effect on Monitronics’ business if such claims were decided against Monitronics and Monitronics was precluded from using or licensing the “Monitronics” mark or the "LiveWatch" mark or others were allowed to use such mark. If Monitronics was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that Monitronics was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Regulatory Matters

"False Alarm" ordinances could adversely affect Monitronics’ business and operations.

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

Enactment of these measures could adversely affect Monitronics’ future operations and business. For example, numerous cities or metropolitan areas have implemented verified response ordinances or policies for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If Monitronics needs to hire security guards or use third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability to properly fund its ongoing operations, or increased costs to its customers, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although Monitronics has less than 50,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect its business.

Monitronics’ business operates in a regulated industry.

Monitronics’ business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, Monitronics’ advertising and sales practices and that of its dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If Monitronics (through its direct marketing efforts) or Monitronics’ dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, it could be subject to fines, penalties, private actions or enforcement actions by government regulators. Monitronics has been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While Monitronics endeavors to comply with the TCPA, no assurance can be given that Monitronics will not be exposed to liability as a result of its or its dealers direct marketing efforts. In addition, although Monitronics has taken steps to insulate itself from any such wrongful conduct by its dealers, and to require its dealers to comply with these laws and regulations, no assurance can be given that it will not be exposed to liability as result of its dealers’ conduct. If Monitronics or any such dealers do not comply with applicable laws, Monitronics may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of Monitronics or its dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of its business and adversely affecting its financial condition and future cash flows. In addition, most states in which Monitronics operates have licensing laws directed specifically toward the monitored security services industry. Monitronics’ business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require Monitronics to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses, including in geographic areas where its services have substantial penetration, which could adversely affect its business and financial condition. Further, if these laws and regulations were to change or Monitronics failed to comply with such laws and regulations as they exist today or in the future, its business, financial condition and results of operations could be materially and adversely affected.

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

 Our stock price has been volatile in the past and may decline in the future.

Our common stock has experienced significant price and volume fluctuations in the past. For example, during 2015, our stock price fluctuated from a high of $53.09 to a low of $15.26. Investors may not be able to sell their shares at or above the price at which they were purchased. The market price of our common stock may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts' recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

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

Our Series B Common Stock is not widely held, with 95% of the outstanding shares as of December 31, 2015 beneficially owned by John C. Malone, a former director of the Company, and William Fitzgerald, Ascent Capital's Chairman, President and Chief Executive Officer. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market.  The OTC Markets tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. Each share of the Series B Common Stock is convertible, at any time at the option of the holder, into one share of Series A Common Stock, which is listed and traded on the NASDAQ Global Select Market under the symbol "ASCMA."

Factors Relating to Ascent Capital and Its Corporate History and Structure

We have a history of losses and may incur losses in the future.

Monitronics, our primary operating subsidiary, incurred losses in each of its last five full fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

We are a holding company and derive substantially all of our revenue and cash flow from our primary operating subsidiary, Monitronics.

Monitronics is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of Monitronics to pay dividends to us is subject to, among other things, compliance with covenants in its Credit Facility and Senior Note indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2015, Monitronics had principal indebtedness of $1,667,909,000, excluding the 9.868% promissory note for $100,000,000 due to the Company, which has since been amended and restated as discussed above.  Claims of other creditors of Monitronics have priority as to its assets over our claims and those of our creditors and shareholders. In addition, for the year ended December 31, 2015, the Company had approximately $$96,775,000 principal outstanding under its 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes"). Although we currently have sufficient cash reserves at the Company to service our obligations under the Convertible Notes, our sources of cash remain limited as a result of our holding company structure and the restrictions on Monitronics’ ability to distribute cash to our company.

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

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2015, we had goodwill of $563,549,000, which represents approximately 26% of total assets. Goodwill was recorded in connection with the Monitronics, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Monitronics operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any impairment charge relating to goodwill or other intangible assets would have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. There can be no assurance that our future evaluations of goodwill will not result in our recognition of impairment charges, which may have a material adverse effect on our financial statements and results of operations.

We may have substantial indemnification obligations under certain inter-company agreements we entered into in connection with the 2008 spin-off of our company from DHC (the "2008 spin-off").

Pursuant to our tax sharing agreement with DHC, we have agreed to be responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the 2008 spin-off (subject to specified exceptions). We have also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the 2008 spin-off (subject to specified exceptions). Our indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Pursuant to the reorganization agreement we entered into with DHC in connection with the 2008 spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of our former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the 2008 spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 59,000 square feet of office space in California of which 43,000 is being subleased to third parties.  The Company leases approximately 4,000 square feet of office space in Colorado. The Company owns 29,000 square feet of office space in California and 15,000 square feet of office space in the United Kingdom. The Company is currently exploring opportunities to dispose of or monetize such real property.

Monitronics leases approximately 165,000 square feet in Farmers Branch, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Monitronics also leases approximately 16,000 square feet in Dallas, Texas and 13,000 square feet in McKinney, Texas, of office space that support our monitoring operations and back up facility.

LiveWatch leases approximately 10,000 square feet of office space in St Marys, Kansas to house its sales, fulfillment function and software development. Additionally, LiveWatch leases approximately 1,500 square feet of office space in Evanston, Illinois for its general administrative functions.

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA.  Our Series B common stock is eligible for quotation on the OTC Markets under the symbol ASCMB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2015 and 2014.

	Series A
	High	Low
	Amounts in U.S. Dollar
2015
First quarter	53.09	38.78
Second quarter	44.17	37.83
Third quarter	43.68	25.96
Fourth quarter	32.18	15.26
2014
First quarter	85.61	66.04
Second quarter	79.02	59.80
Third quarter	67.35	59.31
Fourth quarter	64.99	49.22

The following table sets forth the quarterly range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2015 and 2014, as reported by the OTC Markets. This information represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	Series B
	High	Low
	Amounts in U.S. Dollar
2015
First quarter	57.87	48.37
Second quarter	44.37	41.00
Third quarter	44.00	30.00
Fourth quarter	31.13	20.00
2014
First quarter	80.96	67.75
Second quarter	73.07	64.00
Third quarter	65.00	63.37
Fourth quarter	64.75	57.87

Holders

As of January 29, 2016, there were approximately 760 record holders of our Series A common stock and 50 record holders of our Series B common stock (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our Board of Directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of stockholders.

Stock Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.
The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A and Series B common stock for the preceding 5-year period ended December 31, 2015, as compared to the NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on December 31, 2011.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A and Series B common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
ASCMA Series A	$100.00	$122.12	$168.69	$104.36	$32.97
ASCMB Series B	$100.00	$146.25	$205.00	$144.68	$50.00
NASDAQ Stock Market Index	$100.00	$115.91	$160.32	$181.80	$192.21

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning the Company’s purchase of its own equity securities during the three months ended December 31, 2015:

Period	Total number of shares purchased / surrendered (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2015 - 10/31/15	86,700		$28.05	—	(1)
11/1/2015 - 11/30/15	—		—	—
12/1/2015 - 12/31/15	6,136	(2)	16.97	—
Total	92,836		$27.32	—

(1)        On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time. On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of December 31, 2015, 2,002,425 shares of Series A Common Stock had been purchased, at an average price paid of $44.99 per share, pursuant to these authorizations.  As of December 31, 2015, the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate of approximately $9,910,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

(2)	These shares were withheld in payment of withholding taxes by certain of our employees upon vesting of their restricted share awards in December 2015.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2015 and 2014, and the statements of operations data for the years ended December 31, 2015, 2014 and 2013, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2013, 2012 and 2011 and the statements of operations data for the years ended December 31, 2012 and 2011 shown below were derived from previously issued financial statements including a reclass of deferred financing costs and current deferred taxes as required by the adoption of new pronouncements from the Financial Accounting Standards Board.

	December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands)
Summary Balance Sheet Data:
Current assets	$123,273	176,500	196,894	257,866	284,012
Property and Equipment, net	$32,440	36,010	56,528	56,491	74,697
Total assets	$2,173,305	2,163,342	2,191,359	1,677,780	1,619,693
Current liabilities	$86,211	91,143	95,568	72,150	124,807
Long-term debt, excluding current portion	$1,713,868	1,595,649	1,544,792	1,074,127	891,347
Stockholders’ equity	$324,769	439,688	514,757	508,603	550,678

	Years ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share amounts)
Summary Statement of Operations Data:
Net revenue	$563,356	539,449	451,033	344,953	311,898
Operating income	$49,367	78,198	71,556	49,642	22,341
Net loss from continuing operations	$(86,236)	(37,448)	(21,600)	(25,001)	(28,901)
Net income (loss) (a)	$(83,384)	(37,752)	(21,471)	(29,349)	19,888
Basic and diluted net income (loss) per common share (b)	$(6.44)	(2.77)	(1.54)	(2.09)	1.40

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

At December 31, 2015, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics.

Overview

Monitronics and Subsidiaries

On December 17, 2010, we acquired 100% of the outstanding capital stock of Monitronics, through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Monitronics Acquisition”).  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities in the Security Networks Acquisition. On February 23, 2015, Monitronics acquired LiveWatch, a DIY home security provider.

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

Revenues are recognized as the related monitoring services are provided. Other revenues are derived from the provision of third-party contract monitoring services and from field technical repair services.  Additionally, LiveWatch generates revenue from equipment sales that is recognized as the equipment is shipped to the customer. All direct external costs associated with the creation of subscriber accounts and certain internal direct costs, including bonus incentives for account activations at LiveWatch, are capitalized and amortized over fifteen years using a declining balance method beginning in the month following the date of acquisition.

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

The table below presents subscriber data for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31,
	2015	2014
Beginning balance of accounts	1,058,962	1,046,155
Accounts acquired	188,941	156,225
Accounts canceled	(147,923)	(135,842)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(10,445)	(7,576)	(b)
Ending balance of accounts	1,089,535	1,058,962
Monthly weighted average accounts	1,086,071	1,052,492
Attrition rate (c)	(13.6)%	(12.9)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an increase of 1,101 subscriber accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(c)
The recurring monthly revenue ("RMR") attrition rate for the twelve months ended December 31, 2015 and 2014 was 13.7% and 12.6%, respectively. The RMR of canceled accounts follows the same definition as subscriber unit attrition noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period. RMR attrition is a commonly used performance indicator in our industry.

The unit attrition rate for the twelve months ended December 31, 2015 and 2014 was 13.6% and 12.9%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period primarily related to the Pinnacle Security bulk buys. Monitronics purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 which are now experiencing normal end-of-term attrition. The Pinnacle Security accounts are contributing approximately 100 basis points of excess attrition within the overall portfolio. The attrition rate without the Pinnacle Security accounts as of December 31, 2015 is 12.7%.

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

Accounts Acquired

During the three months ended December 31, 2015 and 2014, Monitronics acquired 37,349 and 37,998 subscriber accounts, respectively.

During the years ended December 31, 2015 and 2014, Monitronics acquired 188,941 and 156,225 subscriber accounts, respectively.  Accounts acquired for the year ended December 31, 2015 included 31,919 accounts from the LiveWatch

Acquisition in February 2015. Acquired contracts for the years ended December 31, 2015 and 2014 also include approximately 2,000 and 8,300 accounts, respectively, purchased in various bulk buys throughout the periods.

RMR acquired during the three and twelve months ended December 31, 2015 was approximately $1,720,000 and $8,188,000, respectively. RMR acquired for the year ended December 31, 2015 included $909,000 from the LiveWatch Acquisition in February 2015. RMR acquired during the three and twelve months ended December 31, 2014 was approximately $1,776,000 and $7,182,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA."  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands).

	Year Ended December 31,
	2015	2014	2013
Net revenue (a)	$563,356	539,449	451,033
Cost of services	110,246	93,600	74,136
Selling, general, and administrative, including stock-based compensation	121,418	102,109	92,002
Amortization of subscriber accounts, dealer network and other intangible assets	258,668	253,403	208,760
Gain on disposal of operating assets, net	(1,156)	(71)	(5,473)
Interest expense	(123,743)	(117,464)	(95,836)
Income tax expense from continuing operations	(6,505)	(3,420)	(3,270)
Net loss from continuing operations	(86,236)	(37,448)	(21,600)
Net loss	(83,384)	(37,752)	(21,471)
Adjusted EBITDA (b)
Monitronics business Adjusted EBITDA	$354,807	362,227	305,250
Corporate Adjusted EBITDA	(7,055)	(7,422)	(776)
Total Adjusted EBITDA	$347,752	354,805	304,474
Adjusted EBITDA as a percentage of Revenue
Monitronics business	63.0%	67.1%	67.7%
Corporate	(1.3)%	(1.4)%	(0.2)%

(a)         Net revenue for the years ended December 31, 2015 and 2013 reflects the negative impact of $359,000 and $2,715,000, respectively, fair value adjustments that reduced deferred revenue acquired in the Security Networks Acquisition and LiveWatch Acquisition, respectively.
(b)         See reconciliation to net loss from continuing operations below.

Net Revenue.  Revenue increased $23,907,000, or 4.4%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the acquisition of over 157,000 accounts through the Monitronics and LiveWatch subscriber channels, as well as 31,919 accounts from the LiveWatch Acquisition in February 2015. In addition, average monthly revenue per subscriber increased from $41.64 as of December 31, 2014 to $41.92 as of December 31, 2015.  Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, Monitronics' average monthly revenue per subscriber increased from $41.64 to $42.33 for the period ending December 31, 2015. Net revenue also reflects the negative impact of a $359,000 fair value adjustment that reduced deferred revenue acquired in the LiveWatch Acquisition.

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

Cost of Services.  Cost of services increased $16,646,000 or 17.8%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The increase is attributable to the inclusion of LiveWatch, which expensed equipment costs associated with the creation of new subscribers of $7,058,000. The increase is also attributable to the growth in the number of accounts being monitored across the cellular network, including home automation accounts, and service costs to upgrade existing subscribers' equipment. Service cost of services as a percent of net revenue increased from 17.4% for the year ended December 31, 2014 to 19.6% for the year ended December 31, 2015.

Costs of services increased $19,464,000, or 26.3%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributed to subscriber growth and increases in cellular and service costs as more accounts are being monitored across the cellular network, which require additional service costs to upgrade existing subscribers' equipment. In addition, Monitronics incurred redundant staffing costs at its Dallas, Texas monitoring and call center facilities through April 2014, when the transition of Security Networks operations from Florida to Texas was complete. Cost of service as a percent of net revenue increased from 16.4% for the year ended December 31, 2013 to 17.4% for the year ended December 31, 2014.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $19,309,000, or 18.9%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The primary driver of the increase in SG&A expense is attributable to $11,240,000 of LiveWatch marketing and sales expense related to the creation of new subscribers. LiveWatch SG&A also includes $3,930,000 of contingent bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with th LiveWatch Acquisition. Other increases in SG&A are one-time costs incurred by Monitronics of $946,000 related to professional services rendered in connection with the LiveWatch Acquisition and $720,000 costs incurred to relocate Monitronics' headquarters in July 2015. These increases are partially offset by decreases in Monitronics' staffing and operating costs incurred at its headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the year ended December 31, 2014 also includes $2,182,000 of incremental costs incurred in connection with Security Networks integration. SG&A as a percent of net revenue increased from 18.9% for the year ended December 31, 2014 to 21.6% for the year ended December 31, 2015.

Selling, general and administrative expense (“SG&A”) increased $10,107,000, or 11.0%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributable to increases in Monitronics SG&A costs which are primarily attributable to subscriber growth over the last twelve months. In addition, Monitronics incurred redundant staffing and operating costs in its Dallas, Texas headquarters through April 2014, when the transition of Security Network operations from Florida to Texas was completed. SG&A as a percent of net revenue decreased from 20.4% for the year ended December 31, 2013 to 18.9% for the year ended December 31, 2014.

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $5,265,000 and $44,643,000 for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years.  The increases are attributable to amortization of subscriber accounts acquired subsequent to each of the preceding years ended. In addition, for the year ended December 31, 2014, amortization includes approximately $58,126,000 of amortization expense related to the definite lived intangible assets acquired in the Security Networks Acquisition as compared to $23,599,000 for the year ended December 31, 2013.

Gain on the Sale of Assets.  During the year ended December 31, 2015 the Company sold certain land and building property for approximately $20,170,000 property, resulting in a pre-tax gain of approximately $1,151,000. During the year ended December 31, 2014 the Company disposed of certain property, resulting in a pre-tax gain of approximately $71,000. During the year ended December 31, 2013, the Company sold an equity investment which resulted in a pre-tax gain of $3,250,000.  Additionally, the Company sold certain land and building property for $9,634,000 resulting in a pre-tax gain of $2,221,000.

Interest Expense.  Interest expense increased $6,279,000 and $21,628,000 for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years.  The increase in interest expense for the year ended December 31, 2015 is primarily attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the the Company's LiveWatch acquisition and the subsequent amendment of its Credit Facility term loans in April 2015. The increase includes the impact of the amortization of the debt discount and deferred financing costs related to the Company's outstanding debt.

The increase in interest expense for the year ended December 31, 2014 is attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition. This increase includes the impact of the amortization of the debt discount related to the beneficial conversion feature of Ascent Capital's Convertible Notes issued in the third quarter of 2013. The increase is partially offset by the favorable repricing of Monitronics' credit facility interest rates effective March 25, 2013.

Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2015, 2014 and 2013 was $10,357,000, $9,023,000 and $5,851,000, respectively.

Income Taxes from Continuing Operations.  For the year ended December 31, 2015, we had a pre-tax loss from continuing operations of $79,731,000 and income tax expense from continuing operations of $6,505,000.  For the year ended December 31, 2014, we had a pre-tax loss from continuing operations of $34,028,000 and income tax expense from continuing operations of $3,420,000.  For the year ended December 31, 2013, we had a pre-tax loss from continuing operations of $18,330,000 and income tax expense from continuing operations of $3,270,000.  Income tax expense from continuing operations for the year ended December 31, 2015 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks and LiveWatch acquisitions. Income tax expense from continuing operations for the years ended December 31, 2014 and 2013 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition. For the year ended December 31, 2013, income tax from continuing operations is offset by the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition.

Net loss from continuing operations. For the year ended December 31, 2015, net loss from continuing operations increased to $86,236,000 from $37,448,000 for the year ended December 31, 2014. The increase in net loss from continuing operations is attributable to a $13,256,000 increase in costs incurred under the Company's Radio Conversion Program, the negative impact of expensed creation costs as a result of LiveWatch's direct-to-consumer model (which is further discussed in Adjusted EBITDA below), increased interest costs and refinancing costs of $4,468,000 related to the April 2015 amendment to Monitronics' Credit Facility and $6,389,000 of non-cash charges for other-than-temporary impairments recognized on certain marketable securities.

For the year ended December 31, 2014, net loss from continuing operations increased to $37,448,000 from $21,600,000 for the year end December 31, 2013. The increase in net loss from continuing operations is primarily attributable to increased interest costs as a result of the borrowings incurred to fund the Security Networks Acquisition.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$347,752	354,805	304,474
Amortization of subscriber accounts, dealer network and other intangible assets	(258,668)	(253,403)	(208,760)
Depreciation	(10,444)	(10,145)	(8,941)
Stock-based compensation	(7,343)	(7,164)	(8,174)
Restructuring charges	—	(952)	(1,111)
Radio Conversion Program costs	(14,369)	(1,113)	—
One-time severance expense (a)	(112)	—	—
LiveWatch acquisition related costs	(946)	—	—
LiveWatch acquisition contingent bonus charges	(3,930)	—	—
Monitronics Headquarters relocation costs	(720)	—	—
Security Networks Acquisition costs	—	—	(2,470)
Security Networks Integration costs	—	(2,182)	(1,264)
Other-than-temporary impairment losses on marketable securities	(6,389)	—	—
Refinancing expense, net of gain on extinguishment of debt	(3,723)	—	—
Interest income	2,904	3,590	3,752
Interest expense	(123,743)	(117,464)	(95,836)
Income tax expense from continuing operations	(6,505)	(3,420)	(3,270)
Net loss from continuing operations	$(86,236)	(37,448)	(21,600)

(a)         Severance expense related to transitioning executive leadership at Monitronics.

Adjusted EBITDA decreased $7,053,000, or 2.0% for the year ended December 31, 2015 as compared to the corresponding prior year.  Adjusted EBITDA is negatively impacted for the year ending December 31, 2015 due to LiveWatch's direct-to-

consumer business, which requires it to recognize certain revenue and expenses associated with the creation of subscriber accounts. This is in contrast to Monitronics' dealer business, which capitalizes payments to dealers to acquire accounts and amortizes those payments to amortization expense over the life of the accounts.  LiveWatch's expensed creation costs, net of creation revenue, included in adjusted EBITDA for the year ended December 31, 2015 was $14,276,000.

Adjusted EBITDA increased $50,331,000, or 16.5% for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Monitronics consolidated Adjusted EBITDA was $354,807,000, $362,227,000 and $305,250,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

At December 31, 2015, we had $5,577,000 of cash and cash equivalents, $55,000 of current restricted cash, and $87,052,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the years ended December 31, 2015, 2014 and 2013, our cash flow from operating activities was $207,885,000, $233,870,000 and $212,233,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2015, 2014 and 2013, the Company used cash of $266,558,000, $268,160,000 and $234,914,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2015, 2014 and 2013, the Company used cash of $12,431,000, $7,769,000 and $9,939,000, respectively, to fund its capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Factility revolver as well as cash contributions from Ascent Capital.

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

During the years ended December 31, 2015, 2014 and 2013, we purchased marketable securities for cash of $26,934,000, $4,603,000 and $21,770,000, respectively. In addition, the Company sold marketable securities for proceeds of $57,291,000 and $7,842,000 for the years ended December 31, 2015 and 2014, respectively.

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

During 2015, the Company repurchased 940,729 shares of its Series A common stock at an average purchase price of $31.88 per share for a total of approximately $29,988,000 pursuant to the Share Repurchase Authorizations. During 2014, the Company repurchased 557,309 shares of its Series A common stock at an average purchase price of $64.12 per share for a total of approximately $35,734,000 pursuant to the Share Repurchase Authorizations. There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2013. These repurchased shares were all canceled and returned to the status of authorized and unissued. As of December 31, 2015, the remaining availability under the Company's Share Repurchase Authorizations will enable the Company to purchase up to an aggregate of approximately $9,910,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

In December 2015, the Company used cash of $4,653,000 to repurchase outstanding Convertible Notes representing $6,725,000 in aggregate principal amount, which were then retired.

In considering our liquidity requirements for 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. The Company has incurred $14,369,000 and $1,113,000 in connection with the Radio Conversion Program for the years ended December 31, 2015 and 2014, respectively. Additionally, Monitronics could incur incremental costs of $17,000,000 to $21,000,000 in 2016, as it replaces or upgrades equipment used in those of our subscribers' security systems that operate over this carrier's network. As of December 31, 2015, we have approximately 41% of the 2G subscriber base remaining to convert from the 2G cellular network. We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows, as well as the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $181,750,000 as of December 31, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at December 31, 2015 includes the principal balance of $1,764,684,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of December 31, 2015 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2015 are due on April 1, 2020. The Credit Facility term loans have an outstanding principal balance of $949,659,000 as of December 31, 2015 and require principal payments of $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due April 9, 2022.  The Credit Facility revolver has an outstanding balance of $133,250,000 as of December 31, 2015 and becomes due on December 22, 2017.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2015 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$5,414	5,905	5,870	30,905	48,094
Long-term debt (a)	5,500	548,034	692,775	518,375	1,764,684
Other (b)	16,496	220	522	5,767	23,005
Total contractual obligations	$27,410	554,159	699,167	555,047	1,835,783

(a)         Amounts reflect principal amounts owed and therefore exclude net unamortized discount, premiums, and deferred debt costs, of $45,316,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,423,538,000 net of accumulated amortization, at December 31, 2015, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct external costs and certain internal costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,622,000, net of allowance for doubtful accounts of $2,762,000, as of December 31, 2015.  As of December 31, 2014, our trade receivables balance was $13,796,000, net of allowance for doubtful accounts of $2,120,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $90,216,000 and $63,214,000 as of December 31, 2015 and 2014, respectively.

Valuation of Goodwill

As of December 31, 2015, we had goodwill of $563,549,000, which represents approximately 26% of total assets.  Goodwill was recorded in connection with the Monitronics, Security Networks and LiveWatch acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other ("FASB ASC Topic 350").  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2015, we have variable interest rate debt with principal amounts of $1,082,909,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  Monitronics uses derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2015, we have seven outstanding derivatives with a net liability fair value of $13,470,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2015
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2016	—	5,500	—	5,500
2017	—	138,750	—	138,750
2018	8,610	409,284	—	417,894
2019	—	5,500	—	5,500
2020	—	5,500	681,775	687,275
2021	—	5,500	—	5,500
Thereafter	4,860	512,875	—	517,735
Total	$13,470	1,082,909	681,775	1,778,154

(a)         The derivative financial instruments reflected in this column include seven interest rate swaps.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2015 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$529,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
140,287,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,673,367	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,673,367	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements," as amended, the "Amended Swaps"). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 41.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2015, Ascent Capital’s internal control over financial reporting is effectively designed and operating effectively.

Ascent Capital acquired LiveWatch during 2015, and management excluded from its assessment of the effectiveness of Ascent Capital's internal control over financial reporting as of December 31, 2015, LiveWatch's internal control over financial reporting associated with total assets of $63,267,000 and total revenues of $14,734,000 included in the consolidated financial statements of Ascent Capital as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on next page of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Capital Group, Inc.:

We have audited Ascent Capital Group, Inc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ascent Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ascent Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Ascent Capital Group, Inc. acquired LiveWatch Security, LLC. during 2015, and management excluded from its assessment of the effectiveness of Ascent Capital Group, Inc.’s internal control over financial reporting as of December 31, 2015, LiveWatch Security, LLC’s internal control over financial reporting associated with total assets of $63,267,000 and total revenues of $14,734,000 included in the consolidated financial statements of Ascent Capital Group, Inc. (and subsidiaries) as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Ascent Capital Group, Inc. also excluded an evaluation of the internal control over financial reporting of LiveWatch Security, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements

/s/ KPMG LLP
Dallas, Texas
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the consolidated financial statements, during 2015, Ascent Capital Group, Inc. adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Capital Group, Inc.’s internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 29, 2016

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$5,577	$12,612
Restricted cash	55	18
Marketable securities, at fair value	87,052	122,593
Trade receivables, net of allowance for doubtful accounts of $2,762 in 2015 and $2,120 in 2014	13,622	13,796
Prepaid and other current assets	10,702	8,546
Assets held for sale	6,265	18,935
Total current assets	123,273	176,500
Property and equipment, net of accumulated depreciation of $32,158 in 2015 and $30,030 in 2014	32,440	36,010
Subscriber accounts, net of accumulated amortization of $975,795 in 2015 and $736,824 in 2014	1,423,538	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $73,578 in 2015 and $54,077 in 2014	26,654	44,855
Goodwill	563,549	527,502
Other assets, net	3,851	4,845
Total assets	$2,173,305	$2,163,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,660	$6,781
Accrued payroll and related liabilities	4,385	4,077
Other accrued liabilities	31,573	30,727
Deferred revenue	16,207	14,945
Holdback liability	16,386	19,046
Current portion of long-term debt	5,500	9,166
Liabilities of discontinued operations	3,500	6,401
Total current liabilities	86,211	91,143
Non-current liabilities:
Long-term debt	1,713,868	1,595,649
Long-term holdback liability	3,786	5,156
Derivative financial instruments	13,470	5,780
Deferred income tax liability, net	13,646	9,529
Other liabilities	17,555	16,397
Total liabilities	1,848,536	1,723,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,301,248 and 13,162,095 shares at December 31, 2015 and December 31, 2014, respectively	123	132
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 382,359 and 384,086 shares at December 31, 2015 and December 31, 2014, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,417,895	1,441,291
Accumulated deficit	(1,078,315)	(994,931)
Accumulated other comprehensive income (loss), net	(14,938)	(6,808)
Total stockholders’ equity	324,769	439,688
Total liabilities and stockholders’ equity	$2,173,305	$2,163,342

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts

	Year Ended December 31,
	2015	2014	2013
Net revenue	$563,356	539,449	451,033
Operating expenses:
Cost of services	110,246	93,600	74,136
Selling, general and administrative, including stock-based compensation	121,418	102,109	92,002
Radio conversion costs	14,369	1,113	—
Amortization of subscriber accounts, dealer network and other intangible assets	258,668	253,403	208,760
Depreciation	10,444	10,145	8,941
Restructuring charges	—	952	1,111
Gain on disposal of operating assets, net	(1,156)	(71)	(5,473)
	513,989	461,251	379,477
Operating income	49,367	78,198	71,556
Other income (expense), net:
Interest income	2,904	3,590	3,752
Interest expense	(123,743)	(117,464)	(95,836)
Refinancing expense, net of gain on extinguishment of debt	(3,723)	—	—
Other income (expense), net	(4,536)	1,648	2,198
	(129,098)	(112,226)	(89,886)
Loss from continuing operations before income taxes	(79,731)	(34,028)	(18,330)
Income tax expense from continuing operations	(6,505)	(3,420)	(3,270)
Net loss from continuing operations	(86,236)	(37,448)	(21,600)
Discontinued operations:
Earnings (loss) from discontinued operations	2,852	(304)	169
Income tax expense from discontinued operations	—	—	(40)
Earnings (loss) from discontinued operations, net of income tax	2,852	(304)	129
Net loss	(83,384)	(37,752)	(21,471)
Other comprehensive income (loss):
Foreign currency translation adjustments	(293)	(382)	121
Unrealized holding gains (losses) on marketable securities, net	904	(3,286)	(1,169)
Unrealized gain (loss) on derivative contracts, net	(8,741)	(4,879)	12,317
Total other comprehensive income (loss), net of tax	(8,130)	(8,547)	11,269
Comprehensive loss	$(91,514)	(46,299)	(10,202)

Basic and diluted earnings (loss) per share:
Continuing operations	$(6.66)	(2.75)	(1.55)
Discontinued operations	0.22	(0.02)	0.01
Net loss	$(6.44)	(2.77)	(1.54)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(83,384)	(37,752)	(21,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	(2,852)	304	(129)
Amortization of subscriber accounts, dealer network and other intangible assets	258,668	253,403	208,760
Depreciation	10,444	10,145	8,941
Stock-based compensation	7,343	7,164	8,174
Deferred income tax expense (benefit)	4,138	(192)	203
Gain on disposal of operating assets, net	(1,156)	(71)	(5,473)
Refinancing expense, net of gain on extinguishment	3,725	—	—
Amortization of debt discount and deferred debt costs	10,357	9,023	5,851
Other-than-temporary impairment of marketable securities	6,389	—	—
Other non-cash activity, net	13,366	7,611	7,479
Changes in assets and liabilities:
Trade receivables	(9,378)	(8,926)	(8,165)
Prepaid expenses and other assets	(3,857)	62	8,638
Subscriber accounts - deferred contract costs	(1,773)	—	—
Payables and other liabilities	(4,096)	(5,862)	(525)
Operating activities from discontinued operations, net	(49)	(1,039)	(50)
Net cash provided by operating activities	$207,885	233,870	212,233
Cash flows from investing activities:
Capital expenditures	(12,431)	(7,769)	(9,939)
Cost of subscriber accounts acquired	(266,558)	(268,160)	(234,914)
Cash paid for acquisition, net of cash acquired	(56,778)	—	(478,738)
Purchases of marketable securities	(26,934)	(4,603)	(21,770)
Proceeds from sale of marketable securities	57,291	7,842	33,415
Decrease (increase) in restricted cash	(37)	22	2,600
Proceeds from the disposal of operating assets	20,175	241	12,886
Other investing activities	—	(436)	(100)
Net cash used in investing activities	$(285,272)	(272,863)	(696,560)
Cash flows from financing activities:
Proceeds from long-term debt	778,000	169,000	639,075
Payments on long-term debt	(671,183)	(127,166)	(138,048)
Payments of financing costs	(6,477)	—	(11,136)
Stock option exercises	—	804	171
Purchases and retirement of common stock	(29,988)	(35,734)	(33,436)
Bond hedge and warrant transactions, net	—	—	(6,107)
Other financing activities	—	—	87
Net cash provided by financing activities	$70,352	6,904	450,606
Net decrease in cash and cash equivalents	$(7,035)	(32,089)	(33,721)
Cash and cash equivalents at beginning of period	12,612	44,701	78,422
Cash and cash equivalents at end of period	$5,577	12,612	44,701

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
Amounts in thousands

					Additional		Accumulated Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Income (Loss)	Equity
Balance at December 31,2012	$—	134	7	—	1,453,700	(935,708)	(9,530)	508,603
Net loss	—	—	—	—	—	(21,471)	—	(21,471)
Other comprehensive income	—	—	—	—	—	—	11,269	11,269
Stock issued as considerations for the Security Networks Acquisition	—	3	—	—	18,720	—	—	18,723
Stock awards and option exercises	—	—	—	—	171	—	—	171
Purchases and retirement of common stock	—	—	(3)	—	(33,433)	—	—	(33,436)
Value of beneficial conversion option on the issuance of 4.00% Convertible Notes, net of the equity component of debt issuance costs	—	—	—	—	29,857	—	—	29,857
Bond hedge and warrant transactions, net	—	—	—	—	(6,107)	—	—	(6,107)
Stock-based compensation	—	—	—	—	8,174	—	—	8,174
Value of shares withheld for tax liability	—	—	—	—	(1,026)	—	—	(1,026)
Balance at December 31, 2013	$—	137	4	—	1,470,056	(957,179)	1,739	514,757
Net loss	—	—	—	—	—	(37,752)	—	(37,752)
Other comprehensive loss	—	—	—	—	—	—	(8,547)	(8,547)
Stock awards and option exercises	—	—	—	—	804	—	—	804
Purchases and retirement of common stock	—	(5)	—	—	(35,729)	—	—	(35,734)
Stock-based compensation	—	—	—	—	6,894	—	—	6,894
Value of shares withheld for tax liability	—		—	—	(734)	—	—	(734)
Balance at December 31, 2014	$—	132	4	—	1,441,291	(994,931)	(6,808)	439,688
Net loss	—	—	—	—	—	(83,384)	—	(83,384)
Other comprehensive loss	—	—	—	—	—	—	(8,130)	(8,130)
Stock awards and option exercises	—	1	—	—	(1)	—	—	—
Purchases and retirement of common stock	—	(10)	—	—	(29,978)	—	—	(29,988)
Stock-based compensation	—	—	—	—	7,509	—	—	7,509
Purchase of convertible debt	—	—	—	—	(131)	—	—	(131)
Value of shares withheld for tax liability	—		—	—	(795)	—	—	(795)
Balance at December 31, 2015	$—	$123	$4	$—	$1,417,895	$(1,078,315)	$(14,938)	$324,769

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation

On July 7, 2011, Ascent Media Corporation merged with its direct wholly owned subsidiary, Ascent Capital Group, Inc., for the purpose of changing its name to Ascent Capital Group, Inc. The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. ("Monitronics") is the primary, wholly owned, operating subsidiary of the Company.  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period's presentation including the adoption of ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. See note 3 Recent Accounting Pronouncements for the changes in the presentation of those items. Additionally, the Company has reclassified certain prior period amounts related to Radio conversion costs to conform to the current period's presentation. These costs were previously reported in Cost of services on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). Radio conversion costs represent all direct costs incurred by Monitronics during the subscribers' alarm monitoring system upgrade in relation to Monitronics' Radio Conversion Program as well as indirect retention costs for impacted subscribers. The Monitronics' Radio Conversion program was implemented in 2014 in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular services beyond 2016.

(2)    Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  Monitronics performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  Monitronics has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2015 and 2014 was $2,762,000 and $2,120,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2015	$2,120	9,735	(9,093)	2,762
2014	$1,937	8,149	(7,966)	2,120
2013	$1,436	7,342	(6,841)	1,937

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  For information related to the fair value of the Company’s convertible senior notes, see note 10, Long-Term Debt, below. The Company’s other debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 12, Fair Value Measurements, for further fair value information on the Company’s debt instruments.

Investments

All investments in marketable securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices.  The Company records unrealized changes in the fair value of AFS securities in Accumulated other comprehensive loss on the consolidated balance sheets.  When these investments are sold, the gain or loss realized on the sale is recorded in Other income, net in the consolidated statements of operations.

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics, Security Networks and the LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct external costs associated with the creation of subscriber accounts and certain internal direct costs, including bonus incentives for account activations at LiveWatch, are capitalized and and amortized over fifteen years using a declining balance method beginning in the month forllowing the date of acquisition.

The costs of subscriber accounts acquired in the Monitronics, Security Networks and LiveWatch acquisitions as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $238,800,000, $233,327,000 and $195,010,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Based on subscriber accounts held at December 31, 2015, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2016	$220,860
2017	$186,295
2018	$157,168
2019	$132,735
2020	$117,419

The Company reviews the subscriber accounts at least annually for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition and the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives and the LiveWatch trade mark asset.  These intangible assets will be amortized on a straight-line basis over their estimated useful lives of 5 years.  Amortization of dealer network and other intangible assets was $19,501,000, $19,780,000 and $13,717,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

The Company reviews the dealer network and other intangible assets at least annually for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the assets may not be recoverable or the lives should be shortened.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("FASB ASC Topic 350").  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

Deferred Financing Costs

Deferred financing costs are recorded as a reduction to long-term debt when the related debt is issued or when revolving credit lines increase the borrowing capacity of the Company.  Deferred financing costs are amortized over the term of the related debt using the effective interest method.

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

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by Monitronics and its subsidiaries.  Revenue related to alarm monitoring services is recognized ratably over the life of the contract.  Revenue related to maintenance and other services is recognized as the services are rendered.  Deferred revenue includes payments for monitoring services to be provided in future periods. Additionally, equipment sales are recognized as the equipment is shipped to the customer.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes ("FASB ASC Topic 740"), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Share-Based Compensation

The Company accounts for share-based awards pursuant to FASB ASC Topic 718, Compensation — Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

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

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities, including the Company’s outstanding stock options, unvested restricted stock, convertible notes and warrant transactions using the treasury stock method.

For the years ended December 31, 2015, 2014 and 2013, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities antidilutive.  Diluted shares outstanding excluded 892,851 of stock options, unvested restricted shares and performance units for the year ended December 31, 2015 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 1,492,531 stock options and unvested restricted shares for the year ended December 31, 2014 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 1,524,539 stock options, unvested restricted shares and rights to acquire restricted shares for the year ended December 31, 2013, because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2015	2014	2013
Weighted average Series A and Series B shares	12,947,215	13,611,264	13,926,832

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

Supplemental Cash Flow Information

For the years ended December 31, 2015, 2014 and 2013, net cash paid for income taxes was $3,245,000, $2,718,000 and $2,464,000, respectively.  For the years ended December 31, 2015, 2014 and 2013, net cash paid for interest was $112,282,000, $106,535,000 and $88,252,000, respectively.

(3)    Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Under this update, the cost of issuing debt will no longer be recorded as a separate asset, unless it is incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest rate method. The ASU requires retrospective application to all prior periods presented in the financial statements and is effective for annual and interim periods beginning after December 15, 2015. The Company elected to early adopt the ASU for the financial statements ending December 31, 2015. The change reclassified $22,675,000 from other assets, net to long-term debt on the consolidated balance sheet for the period ending December 31, 2014. The adoption of the ASU did not impact results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The effective date of the standard is for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Under the update, deferred taxes would be classified as noncurrent in the statement of financial position instead of being separated into current and non-current amounts. The ASU is effective for financial statements issued after January 1, 2017 with early adoption permitted. Additionally, the Company may apply the standard either prospectively or retrospectively. The Company elected to early adopt the ASU for the financial statements ending December 31, 2015 and to apply the change retrospectively. The change reclassified $6,346,000 from the current asset for Deferred income assets, net to the non-current Deferred income tax liability, net on the consolidated balance sheet for the period ending December 31, 2014. The adoption of the ASU did not impact results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will be measured at fair value through earnings. The option for equities classified as available-for-sale to report changes in fair value in other comprehensive income is eliminated. Additionally, ASU 2016-01 requires deferred tax assets related to unrealized losses on securities be analyzed in combination with the Company's other deferred tax assets. The Company will adopt ASU 2016-01 beginning January 1, 2019 using a modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening accumulated retained deficit.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

(4)    Acquisitions

The Company accounts for business combinations utilizing the acquisition method in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value.

LiveWatch Acquisition

On February 23, 2015 ("the Closing Date"), Monitronics acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch acquisition was funded by borrowings from Monitronics' revolving credit facility, as well as cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $5,400,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Close Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $7,600,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the year ended December 31, 2015, the Company recognized $3,930,000 related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

The table below represents the fair value of the assets and liabilities assumed in the LiveWatch Acquisition (dollars in thousands):

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

Ascent Capital's results of operations for the period ended December 31, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

Security Networks Acquisition

On August 16, 2013 (the "Closing Date"), Monitronics acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock, par value $0.01 per share, with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000. The Company recognized goodwill of $177,289,000

(5)    Investments in Marketable Securities

The following table presents a summary of amounts recorded on the Consolidated Balance Sheets (amounts in thousands):

	As of December 31, 2015
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities	$4,603	—	$(1,288)	$3,315
Mutual funds (a)	83,333	824	(420)	83,737
Ending balance	$87,936	824	$(1,708)	$87,052

	As of December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities	$4,603	—	$(398)	$4,205
Mutual funds (a)	114,890	1,416	(2,746)	113,560
Corporate bonds	$4,888	—	$(60)	$4,828
Ending balance	$124,381	$1,416	$(3,204)	$122,593

(a)	Primarily consists of corporate bond funds.

(b)
When an other-than-temporary impairment occurs, the Company reduces the cost basis of the marketable security involved. For the year end December 31, 2015, the Company recognized non-cash charges for other-than-temporary impairments on its mutual funds of $6,389,000, which are attributable to a low interest rate environment and widening credit spreads.

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Year end December 31,
	2015	2014	2013
Gross realized gains	$1,256	$146	$112
Gross realized losses	$955	$524	$389
Total Proceeds	$57,291	$7,842	$33,415

(6)    Assets Held for Sale

In the first and second quarters of 2015, the Company completed sales of assets held for sale with a total net book value of $18,935,000 for gains of approximately $1,151,000. At December 31, 2015, the Company has net assets held for sale of $6,265,000 on the consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(7)    Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2015	2014
Property and equipment, net:
Land	$4,700	9,007
Buildings and leasehold improvements	7,108	12,566
Machinery and equipment	52,790	44,467
	64,598	66,040
Accumulated depreciation	(32,158)	(30,030)
	$32,440	36,010

Depreciation expense for property and equipment was $10,444,000, $10,145,000 and $8,941,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(8)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2013	$527,502
Period activity	—
Balance at December 31, 2014	527,502
LiveWatch Acquisition	36,047
Balance at December 31, 2015	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). In connection with the Company's annual goodwill impairment assessment, which is performed in the fourth quarter using October 31 balances, the Company did not record an impairment loss to goodwill.

As of December 31, 2015, the Company determined that a triggering event had occurred due to a sustained decrease in the Company's market capitalization. In response to the triggering event, the Company performed a goodwill impairment test in accordance with FASB ASC Topic 350 and determined that there was no impairment.

(9)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Interest payable	$15,390	$15,594
Income taxes payable	2,665	3,577
Legal accrual	379	872
Other	13,139	10,684
Total Other accrued liabilities	$31,573	$30,727

(10)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 7.8%	$74,507	$75,774
Monitronics 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	576,455	574,768
Monitronics term loans, matures April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% with an effective rate of 5.1%	542,420	—
Monitronics term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% with an effective rate of 5.0%	394,938	885,928
Monitronics $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% with an effective rate of 6.7%	131,048	68,345
	1,719,368	1,604,815
Less current portion of long-term debt	(5,500)	(9,166)
Long-term debt	$1,713,868	$1,595,649

Convertible Notes

In July, 2013, Ascent Capital issued $103,500,000 in aggregate principal amount of 4.00% convertible senior notes due July 15, 2020 (the "Convertible Notes") in an offering registered under the Securities Act of 1933, as amended.  The Convertible Notes are convertible, under certain circumstances, into cash, shares of Series A Common Stock or any combination thereof at Ascent Capital’s election. The Convertible Notes mature on July 15, 2020 and bear interest at a rate per annum of 4.00%.  Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. In December 2015, the Company purchased $6,725,000 in aggregate principal amount of the Convertible Notes and retired them recognizing a gain on extinguishment of debt of $745,000.

Holders of the Convertible Notes ("Noteholders") have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Series A Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Series A Common Stock of approximately $102.804 (the "Conversion Price").  Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Series A Common Stock or any combination thereof at Ascent’s election. In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are within the scope of FASB ASC Topic 470 Subtopic 20, Debt with Conversion and Other Options ("FASB ASC 470-20"), and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in FASB ASC 815 Subtopic 40, Contracts in an Entity’s Own Equity ("FASB ASC 815-40").  Accordingly, upon issuance, the Company estimated fair value of the liability component as $72,764,000, with the remaining excess amount of $30,736,000 allocated to the equity component.

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of December 31, 2015	As of December 31, 2014
Principal	$96,775	$103,500
Unamortized discount	(20,857)	(25,969)
Deferred debt costs	$(1,411)	$(1,757)
Carrying value	$74,507	$75,774

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $4,125,000 and $4,140,000 on the Convertible Notes for the years ended December 31, 2015 and 2014, respectively.  The Company amortized $3,643,000 and $3,342,000 of the Convertible Notes debt discount into interest expense for the years ended December 31, 2015 and 2014, respectively. The Company retired $1,468,000 of unamortized debt discount and $135,000 of deferred financing costs in connection with the retirement of the Convertible Notes.

Hedging Transactions Relating to the Offering of the Convertible Notes

In connection with the issuance of the Convertible Notes, Ascent Capital entered into separate privately negotiated purchased call options (the "Bond Hedge Transactions").  The Bond Hedge Transactions require the counterparties to offset Series A Common Stock deliverable or cash payments made by Ascent Capital upon conversion of the Convertible Notes in the event that the volume-weighted average price of the Series A Common Stock on each trading day of the relevant valuation period is greater than the strike price of $102.804, which corresponds to the Conversion Price of the Convertible Notes.  The Bond Hedge Transactions cover, subject to anti-dilution adjustments, approximately 1,007,000 shares of Series A Common Stock, which is equivalent to the number of shares initially issuable upon conversion of the Convertible Notes, and are expected to reduce the potential dilution with respect to the Series A Common Stock, and/or offset potential cash payments Ascent Capital is required to make in excess of the principal amount of the Convertible Notes upon conversion.

Concurrently with the Bond Hedge Transactions, Ascent Capital also entered into separate privately negotiated warrant transactions with each of the call option counterparties (the "Warrant Transactions").  The warrants are European options, and are exercisable in tranches on consecutive trading days starting after the maturity of the Convertible Notes.  The warrants cover the same initial number of shares of Series A Common Stock, subject to anti-dilution adjustments, as the Bond Hedge Transactions.  The Warrant Transactions require Ascent Capital to deliver Series A Common Stock or make cash payments to the counterparties on each expiration date with a value equal to the number of warrants exercisable on that date times the excess of the volume-weighted average price of the Series A Common Stock over the strike price of $118.62, which effectively reflects a 50% conversion premium on the Convertible Notes.  As such, the Warrant Transactions may have a dilutive effect with respect to the Common Stock to the extent the Warrant Transactions are settled with shares of Series A Common Stock. Ascent Capital may elect to settle its delivery obligation under the Warrant Transactions in cash.

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

Senior Notes

The senior notes total 585,000,000 in principal, mature on April 1, 2020 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes. As of December 31, 2015, the senior notes had deferred financing costs, net of accumulated amortization of $8,760,000.

Credit Facility

On February 17, 2015, Monitronics entered into an amendment ("Amendment No. 4") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 4 provided for, among other things, the increased commitment under the revolving credit facility in a principal amount of $315,000,000.

On April 9, 2015, Monitronics entered into Amendment No. 5 ("Amendment No. 5") to its Existing Credit Agreement. Pursuant to Amendment No. 5, Monitronics completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering at a 0.5% discount with a maturity date of April 9, 2022 (the "2022 Term Loans"). Monitronics use the net proceeds to retire approximately $492,000,000 of its existing term loans due March 2018 (the "2018 Term Loans") and repaid $49,900,000 of its revolving credit facility. Amendment No 5 (the Existing Agreement together with Amendment No. 4 and Amendment No. 5, the "Credit Facility") also incorporates certain covenant changes, including the removal of the third quarter 2015 step downs of the senior secured and total leverage ratios, both as defined in the Credit Facility.

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest on the 2018 Term Loans are due quarterly with the principal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.5%, subject to a LIBOR floor of 1.00% Principal payments of approximately $1,375,000 and interest on the term loans are due quarterly on the 2022 Term Loans. The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017. There is an annual commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2015, $181,750,000 is available for borrowing under the revolving credit facility. As of December 31, 2015, the Company has deferred debt costs, net of accumulated amortization, of $9,058,000 related to the Credit Facility.

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

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, Monitronics has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, Monitronics' current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%. See note 11, Derivatives, for further disclosures related to these derivative instruments.  .

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2015, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2016	$5,500
2017	138,750
2018	409,284
2019	5,500
2020	687,275
2021	5,500
Thereafter	512,875
Total principal payments	$1,764,684
Less:
Unamortized discounts, premium and deferred debt costs, net	45,316
Total debt on consolidated balance sheet	$1,719,368

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

At December 31, 2015, derivative financial instruments include seven interest rate swaps with a fair value $13,470,000 that constitute a liability of the Company.  At December 31, 2014, derivative financial instruments include one interest rate swap with a fair value of $1,123,000, that constitute an asset of the Company and three interest rate swaps with a fair value $5,780,000 that constitute a liability of the Company.  The Swaps are included in Other assets, net and Derivative financial instruments on the consolidated balance sheets.  As of December 31, 2015 and 2014 no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the swap derivative instruments was to reduce the risk associated with Monitronics’ term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in interest expense.  Changes in the fair value of the Swaps recognized in accumulated other comprehensive income (loss) are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,092,000.

The Swaps’ outstanding notional balance as of December 31, 2015 and terms are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$529,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
140,287,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,673,367	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,673,367	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements,which were entered into in March 2012 (the "Existing Swap Agreements," as amended, the “Amended Swaps”). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(16,041)	(12,560)	7,014
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(7,300)	(7,681)	(5,303)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$(119)	(46)	24

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Money market funds (a)	$2,242	—	—	2,242
Investments in marketable securities (b)	87,052	—	—	87,052
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	89,294	(13,470)	—	75,824
December 31, 2014
Money market funds (a)	$8,492	—	—	8,492
Investments in marketable securities (b)	117,765	4,828	—	122,593
Derivative financial instruments - assets (c)	—	1,123	—	1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	126,257	171	—	126,428

(a)	Included in cash and cash equivalents on the consolidated balance sheets.

(b)
Level 1 investments primarily consist of diversified corporate bond funds.  The Level 2 security represents one investment in a corporate bond which was sold in in the second quarter of 2015.  All investments are classified as available-for-sale securities.

(c)	Included in Other assets, net on the consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.   As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,719,368	$1,604,815
Fair value (a)	1,563,376	1,590,809

(a)	The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(13)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the "2013 Restructuring Plan"). The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014. Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period. No restructuring charges were recognized during 2015. During the years ended December 31, 2014 and December 31, 2013, the Company recognized $952,000 and $1,111,000, respectively of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the Company’s restructuring plan (amounts in thousands):

	December 31, 2014	Additions	Payments	Other	December 31, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	—	—

	December 31, 2013	Additions	Payments	Other	December 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	952	(2,388)	—	134

	December 31, 2012	Additions	Payments	Other		December 31, 2013
2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

(a)        Amount was recorded upon the acquisition of Security Networks.

(14)    Income Taxes

Components of pretax income (loss) from continuing operations by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(80,021)	(34,383)	(18,625)
Foreign	290	355	295
Loss from continuing operations before taxes	$(79,731)	(34,028)	(18,330)

The Company’s income tax benefit (expense) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	—	—
State	(2,305)	(3,527)	(2,953)
Foreign	(62)	(85)	(114)
	(2,367)	(3,612)	(3,067)
Deferred:
Federal	(3,894)	(3,292)	3,343
State	(266)	3,384	(3,596)
Foreign	22	100	50
	(4,138)	192	(203)
Total income tax expense from continuing operations	$(6,505)	(3,420)	(3,270)

Total income tax expense from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed expected tax benefit	$27,906	11,910	6,416
State and local income taxes, net of federal benefit	(1,671)	(93)	(4,257)
Change in valuation allowance affecting income tax expense	(27,890)	(11,232)	(2,345)
Income (expense) not resulting in tax impact	(803)	(694)	(1,539)
Tax amortization of indefinite-lived assets	(3,890)	(3,292)	(1,481)
Other, net	(157)	(19)	(64)
Income tax expense	$(6,505)	(3,420)	(3,270)

Components of deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2015	2014
Accounts receivable reserves	$1,874	1,301
Accrued liabilities	10,205	10,085
Net operating loss carryforwards	192,570	162,994
Derivative financial instruments	4,997	1,682
Other deferred tax assets	11,248	11,410
Valuation allowance	(90,216)	(63,214)
Total deferred tax assets	130,678	124,258
Intangible assets	(133,339)	(123,068)
Convertible notes	(7,694)	(9,388)
Property, plant and equipment	(1,371)	(100)
Other deferred tax liabilities	(1,920)	(1,231)
Total deferred tax liabilities	(144,324)	(133,787)
Net deferred tax liabilities	$(13,646)	$(9,529)

For the year ended December 31, 2015, the valuation allowance increased by $27,002,000.  The change in the valuation allowance is attributable to an increase of $27,890,000 related to federal income tax expense, an increase of $901,000 related to changes in the derivative and marketable securities fair values recorded in other comprehensive income and $1,789,000 of other adjustments to deferred taxes.

The excess tax benefits associated with the exercise of non-qualified stock options and vesting of restricted stock awards from the Company’s incentive plans, for 2015 and 2014 in the amount of $1,998,000 and $2,115,000, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss ("NOL") carryforwards. The 2015 amount is included with the federal and state NOL carryforwards disclosed below.

At December 31, 2015, the Company has $529,400,000, $84,519,000 and $97,636,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively.  The federal net operating losses expire at various times from 2024 through 2035.  The state net operating loss carryforwards will expire during the years 2016 through 2035.  Approximately $129,521,000 of the Company’s net operating losses are subject to IRC Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2018.  The Company also has $1,012,000 of state credits that will expire through year 2026.

As of December 31, 2015, the 2012 to 2015 tax years remain open to examination by the IRS and the 2011 to 2015 tax years remain open to examination by certain state tax authorities.  The Company’s foreign tax returns subsequent to 2011 are open for review by the foreign taxing authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
As of the beginning of the year	$191	247	247
Increases for tax positions of current years	2	4	—
Reductions for tax positions of prior years	—	(60)	—
As of the end of the year	$193	191	247

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2015 accrued interest and penalties related to uncertain tax positions were approximately $69,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(15)    Stock-based and Long-Term Compensation

Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan

The Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "2015 incentive plan") was adopted, effective February 25, 2015, in part, due to the diminishing number of shares of the Company’s common stock with respect to which awards could be granted under the 2008 plans (as defined below). The 2015 incentive plan is designed to provide additional compensation to certain employees, nonemployee directors and independent contractors for services rendered, to encourage their investment in our capital stock, to attract persons of exceptional ability to become officers, nonemployee directors, and employees of the Company and/or its subsidiaries. The number of individuals who receive awards under the 2015 incentive plan will vary from year to year and is not predictable. Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing (collectively, "awards"). The maximum number of shares of Ascent Capital’s common stock with respect to which awards may be granted under the 2015 incentive plan was determined based on the number of shares that remained available under the 2008 plans, resulting in an aggregate of 599,862 shares (plus any shares of our common stock subject to currently outstanding awards that become available again under the 2008 Plans) available under the 2015 incentive plan, subject to anti-dilution and other adjustment provisions of the incentive plan. The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

Ascent Capital Group, Inc. 2008 Incentive Plan and Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan

The Ascent Capital Group, Inc. 2008 Incentive Plan (the "2008 incentive plan") and the Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (together with the 2008 incentive plan, the "2008 plans") were adopted by the Board of Directors of the Company on September 15, 2008.  The 2008 plans were designed to provide additional compensation to certain employees and independent contractors for services rendered, to attract persons of exceptional ability to become officers and employees, to compensate the non-employee Board of Director members for services rendered and to encourage investment in Ascent Capital's capital stock.  Upon the adoption of the 2015 incentive plan by the Board of Directors of the Company, the Board determined to cease making any further grants under the 2008 plans. The 2008 plans permitted awards of non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing (collectively, "awards"). The 2008 plans provided that base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it was granted.

Stock Options

The Company makes awards of non-qualified stock options for Ascent Capital Series A common stock to the Company’s executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A common stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years.
The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. There were no options granted in 2015, 2014 and 2013.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A common stock:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2015	1,262,887	$41.50
Granted	—	$—
Exercised	—	$—
Forfeited	(20,268)	$54.11
Outstanding at December 31, 2015	1,242,619	$41.29
Exercisable at December 31, 2015	922,856	$33.74

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2015.  The weighted average remaining contractual life of outstanding and exercisable awards at December 31, 2015 was 3.0 years and 2.7 years, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company makes awards of restricted stock for its common stock to the Company’s executives and certain employees.  Substantially all of these awards have been for its Series A common stock.  The fair values for the restricted stock awards are the closing price of Ascent Capital Series A common stock on the applicable dates of grants.  Upon the grant of the restricted stock award, the recipient receives a stock certificate that cannot be transfered or sold until the vesting criteria have been met. A restricted stock unit stock is not issued until the vesting criteria have been met. The awards generally vest over two to five years.

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2015	229,644	$59.12
Granted	118,313	$27.41
Vested	(89,202)	$52.44
Canceled	(15,962)	$53.19
Outstanding at December 31, 2015	242,793	$45.15

There were no outstanding Series B restricted stock awards as of December 31, 2015.

The following table presents the number and WAFV of unvested restricted stock units:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2015	—	$—
Granted	137,485	$38.38
Vested	—	$—
Canceled	(22,500)	$26.30
Outstanding at December 31, 2015	114,985	$40.74

As of December 31, 2015, the total compensation cost related to unvested equity awards was approximately $14,090,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 4 years.

(16)    Stockholders’ Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2015, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A common stock are entitled to one vote for each share held, and holders of Ascent Capital Series B common stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C common stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2015, 12,301,248 shares of Series A common stock were issued and outstanding and 382,359 shares of Series B common stock were issued and outstanding.  Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.  As of December 31, 2015, no shares of Ascent Capital Series C common stock were issued or outstanding.

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

During 2015, the Company repurchased 940,729 shares of its Series A common stock at an average purchase price of $31.88 per share for a total of approximately $29,988,000 pursuant to the Share Repurchase Authorizations. During 2014, the Company repurchased 557,309 shares of its Series A common stock at an average purchase price of $64.12 per share for a total of approximately $35,734,000 pursuant to the Share Repurchase Authorizations. There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2013. These repurchased shares were all canceled and returned to the status of authorized and unissued.

On October 25, 2013, the Company purchased 351,734 shares of Ascent Capital’s Series B common stock (the “Purchased Shares”) from John C. Malone for aggregate cash consideration of approximately $33,436,000.  The Purchased Shares were canceled and returned to the status of authorized and unissued.

The following table presents the activity in Ascent Capital’s Series A and Series B common stock for the three year period ended December 31, 2015:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2012	13,389,821	737,166
Conversion from Series B to Series A shares	1,220	(1,220)
Issuance of restricted stock	42,804	—
Restricted stock canceled for forfeitures and tax withholding	(18,035)	—
Stock option exercises	3,531	—
Stock issuance as consideration for Security Networks Acquisition	253,333	—
Repurchases and retirement of Series B Shares	—	(351,734)
Balance at December 31, 2013	13,672,674	384,212
Conversion from Series B to Series A shares	126	(126)
Issuance of restricted stock	36,797	—
Restricted stock canceled for forfeitures and tax withholding	(12,442)	—
Stock option exercises	22,249	—
Repurchases and retirements of Series A shares	(557,309)
Balance at December 31, 2014	13,162,095	384,086
Conversion from Series B to Series A shares	1,727	(1,727)
Issuance of restricted stock	118,313	—
Restricted stock canceled for forfeitures and tax withholding	(40,158)	—
Repurchases and retirements of Series A shares	(940,729)	—
Balance at December 31, 2015	12,301,248	382,359

As of December 31, 2015, there were 1,242,619 shares of Ascent Capital Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

 Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains and Losses, net (b)	Unrealized Gains and Losses on Derivative Instruments, net (c)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$46	2,667	(12,243)	(9,530)
Gain (loss) through Accumulated other comprehensive loss	121	(1,446)	7,014	5,689
Reclassifications of loss (gains) into net income	—	277	5,303	5,580
Balance at December 31, 2013	167	1,498	74	1,739
Gain (loss) through Accumulated other comprehensive loss	(382)	(3,664)	(12,560)	(16,606)
Reclassifications of loss (gains) into net income	—	378	7,681	8,059
Balance at December 31, 2014	(215)	(1,788)	(4,805)	(6,808)
Gain (loss) through Accumulated other comprehensive loss	(293)	6,991	(16,041)	(9,343)
Reclassifications of loss (gains) into net income	—	(6,087)	7,300	1,213
Balance at December 31, 2015	$(508)	(884)	(13,546)	(14,938)

(a)        No income taxes were recorded on foreign currency translation amounts for 2015, 2014 and 2013 because the Company is subject to a full valuation allowance.
(b)        No income taxes were recorded on the December 31, 2015, 2014 and 2013 unrealized holding gains because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Other income, net on the consolidated statement of operations.  See note 5, Investments in Marketable Securities, for further information.
(c)         No income taxes were recorded unrealized loss on derivative instrument amounts for 2015, 2014 and 2013 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 11, Derivatives, for further information.

(17)  Employee Benefit Plans

Defined Contribution Plan

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2015, 2014 and 2013 was $132,000, $80,000 and $125,000, respectively.

(18)                          Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2016	$5,414
2017	2,974
2018	2,931
2019	2,943
2020	2,927
Thereafter	30,905
Sublease income	(1,609)
Minimum lease commitments	$46,485

Rent expense for noncancelable operating leases for real property and equipment was $4,540,000, $3,664,000 and $2,468,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Indemnifications

On September 17, 2008 ("Spin-Off Date"), Ascent Capital was spun off from DHC as effected by a distribution of Ascent Capital Series A and Series B common stock holders of DHC Series A and Series B common stock (the "Spin-Off").  In connection with the Spin-Off, Ascent Capital and DHC entered into certain agreements in order to govern certain ongoing relationships between Ascent Capital and DHC after the Spin-Off and to provide mechanisms for an orderly transition.  These agreements included a tax sharing agreement.  Pursuant to the tax sharing agreement with DHC, Ascent Capital is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date.  The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Spin-Off.  The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap.  Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Spin-Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of the Company's former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the Spin-Off, as well as certain obligations of DHC.  The Company does not expect to incur any material obligations under such indemnification provisions.

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

(19) Reportable Business Segments

Description of Segments

The Company operates through two reportable business segments according to the nature and economic characteristics of its services as well as the manner in which the information issued internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The Company's business segments are as follows:

Monitronics

The Monitronics segment is primarily engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing customer service and technical support. Monitronics outsources the sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, Monitronics is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

LiveWatch

LiveWatch is a do-it-yourself ("DIY") home security provider offering professionally monitored security services through a direct-to-consumer sales channel. LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising. When a customer initiates the process to obtain monitoring services, LiveWatch pre-configures the alarm monitoring system based on customer specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self-installs the equipment on-site and activates the monitoring service over the phone.

Other Activities

Other Activities primarily consists of Ascent Capital's corporate costs, including administrative and other activities not associated with the operation of the reportable segments.

The business segment management reporting and controlling systems are based on the same accounting policies as those described in note 2, Summary of Significant Account Accounting Policies.

As they arise, transactions between segments are recorded on a arm's length basis using relevant market prices.

For the year ended December 31, 2015 (amounts in thousands):

	Monitronics	LiveWatch	Other	Consolidated
Net revenue	$548,622	$14,734	$—	$563,356
Depreciation and amortization	$264,870	$3,864	$378	$269,112
Net loss from continuing operations before income taxes	$(47,793)	$(18,365)	$(13,573)	$(79,731)

As of December 31, 2015 (amounts in thousands):

	Monitronics	LiveWatch	Other	Consolidated
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$76,858	$2,173,305

Prior to the acquisition of LiveWatch in February 2015, Ascent Capital had one operating segment. Therefore, no segment presentation is provided for fiscal year 2014.

(20) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	Amounts in thousands, except per share amounts
2015:
Net revenue	$138,416	141,543	141,846	141,551
Operating income	$20,641	17,798	8,907	2,021
Net loss	$(9,835)	(18,409)	(24,330)	(30,810)
Basic and diluted net loss per common share	$(0.74)	(1.40)	(1.87)	(2.48)
2014:
Net revenue	$132,864	134,696	136,027	135,862
Operating income	$19,152	18,847	19,939	20,260
Net income (loss)	$(9,732)	(10,278)	(11,125)	(6,617)
Basic and diluted net income (loss) per common share	$(0.70)	(0.75)	(0.82)	(0.50)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2016:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2016 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 29, 2016.

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

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the "Commission") on June 13, 2008 (the "Form 10")).

3.2
Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 10).

3.4
Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014 (the "January 2014 8-K")).

4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3
Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the "March 2012 10-Q")).

4.4
Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the "Credit Agreement") (incorporated by reference to Exhibit 4.2 to the March 2012 10-Q).

4.5
Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the "2012 10-K")).

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

4.8
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

4.9
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

4.10
Indenture, dated as of July 17, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the "June 2013 10-Q").

4.11
Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the "S-4")).

4.12
Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

10.1
Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., the Company, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008 ("Amend. No. 8 to the Form 10")).

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

10.7
Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-34176), filed with the Commission on November 7, 2011 (the "September 2011 10-Q")).

10.8	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the September 2011 10-Q).

10.9
Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the "June 2012 10-Q")).

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

10.18
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-203043) filed with the Commission on March 26, 2015).

10.19
Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

10.20
Amendment to Employment Agreement, dated July 20, 2015, by and between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.21
Amendment to Employment Agreement, dated July 20, 2015, by and between the Company and William E. Niles (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.22
Amendment to Employment Agreement, dated August 25, 2015, by and between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.23
Employment Agreement, dated August 25, 2015, by and between the Company and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.24
Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of June 22, 2015, by and between the Company and William E. Niles (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.25
Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of March 24, 2015, by and between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.26	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the June 2013 10-Q).**

10.27	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the June 2013 10-Q).**

10.28	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the June 2013 10-Q).**

10.29	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the June 2013 10-Q).**

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 29, 2016.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

ASCENT CAPITAL GROUP, INC.

February 29, 2016	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and	February 29, 2016
William R. Fitzgerald	Chief Executive Officer

/s/ Philip J. Holthouse	Director	February 29, 2016
Philip J. Holthouse

/s/ Brian Deevy	Director	February 29, 2016
Brian Deevy

/s/ Michael J. Pohl	Director	February 29, 2016
Michael J. Pohl

/s/ Charles Y. Tanabe	Director	February 29, 2016
Charles Y. Tanabe

/s/ Carl E. Vogel	Director	February 29, 2016
Carl E. Vogel

/s/ Michael R. Meyers	Senior Vice President, Chief Financial Officer	February 29, 2016
Michael R. Meyers	(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the "Commission") on June 13, 2008 (the "Form 10")).

3.2
Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 10).

3.4
Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014 (the "January 2014 8-K")).

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

4.4
Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the "Credit Agreement") (incorporated by reference to Exhibit 4.2 to the March 2012 10-Q).

4.5
Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the "2012 10-K")).

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

4.8
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

4.9
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

4.10
Indenture, dated as of July 17, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the "June 2013 10-Q").

4.11
Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the “S-4”)).

4.12
Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

10.1
Tax Sharing Agreement, dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., the Company, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008 ("Amend. No. 8 to the Form 10")).

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

10.7
Employment Agreement, dated September 30, 2011, between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-34176), filed with the Commission on November 7, 2011 (the "September 2011 10-Q")).

10.8	Employment Agreement, dated September 30, 2011, between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.2 to the September 2011 10-Q).

10.9
Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the "2008 Plan") for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the "June 2012 10-Q")).

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

10.18
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-203043) filed with the Commission on March 26, 2015).

10.19
Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

10.20
Amendment to Employment Agreement, dated July 20, 2015, by and between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.21
Amendment to Employment Agreement, dated July 20, 2015, by and between the Company and William E. Niles (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.22
Amendment to Employment Agreement, dated August 25, 2015, by and between the Company and Michael R. Haislip (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.23
Employment Agreement, dated August 25, 2015, by and between the Company and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.24
Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of June 22, 2015, by and between the Company and William E. Niles (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.25
Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of March 24, 2015, by and between the Company and Michael R. Meyers (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015).

10.26	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the June 2013 10-Q).**

10.27	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the June 2013 10-Q).**

10.28	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the June 2013 10-Q).**

10.29	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the June 2013 10-Q).**

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated February 29, 2016.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith.

**
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Furnished herewith.