Form 10-Q
period 2016-03-31
Ascent Capital Group, Inc.
filed 2016-05-10
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of April 26, 2016 was:

Series A common stock 12,344,452 shares; and
Series B common stock 382,359 shares.

1

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,529	$5,577
Restricted cash	—	55
Marketable securities, at fair value	87,675	87,052
Trade receivables, net of allowance for doubtful accounts of $2,587 in 2016 and $2,762 in 2015	13,334	13,622
Prepaid and other current assets	12,204	10,702
Assets held for sale	6,063	6,265
Total current assets	151,805	123,273
Property and equipment, net of accumulated depreciation of $34,221 in 2016 and $32,158 in 2015	32,412	32,440
Subscriber accounts, net of accumulated amortization of $1,034,597 in 2016 and $975,795 in 2015	1,409,489	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $76,036 in 2016 and $73,578 in 2015	24,197	26,654
Goodwill	563,549	563,549
Other assets, net	3,602	3,851
Total assets	$2,185,054	$2,173,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,751	$8,660
Accrued payroll and related liabilities	4,384	4,385
Other accrued liabilities	48,872	31,573
Deferred revenue	16,267	16,207
Holdback liability	14,258	16,386
Current portion of long-term debt	5,500	5,500
Liabilities of discontinued operations	3,500	3,500
Total current liabilities	100,532	86,211
Non-current liabilities:
Long-term debt	1,737,071	1,713,868
Long-term holdback liability	3,614	3,786
Derivative financial instruments	25,364	13,470
Deferred income tax liability, net	14,684	13,646
Other liabilities	12,723	17,555
Total liabilities	1,893,988	1,848,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,345,381 and 12,301,248 shares at March 31, 2016 and December 31, 2015, respectively	123	123
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 382,359 shares both at March 31, 2016 and December 31, 2015	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,419,555	1,417,895
Accumulated deficit	(1,101,535)	(1,078,315)
Accumulated other comprehensive loss, net	(27,081)	(14,938)
Total stockholders’ equity	291,066	324,769
Total liabilities and stockholders’ equity	$2,185,054	$2,173,305

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$143,268	138,416
Operating expenses:
Cost of services	29,475	25,167
Selling, general and administrative, including stock-based compensation	32,118	27,596
Radio conversion costs	9,079	523
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Depreciation	2,063	2,398
Gain on disposal of operating assets	—	(1,050)
	134,057	117,775
Operating income	9,211	20,641
Other income (expense), net:
Interest income	457	516
Interest expense	(31,424)	(29,781)
Other income, net	358	926
	(30,609)	(28,339)
Loss from continuing operations before income taxes	(21,398)	(7,698)
Income tax expense from continuing operations	(1,822)	(1,977)
Net loss from continuing operations	(23,220)	(9,675)
Discontinued operations:
Loss from discontinued operations, net of income tax of $0	—	(160)
Net loss	(23,220)	(9,835)
Other comprehensive loss:
Foreign currency translation adjustments	(202)	(277)
Unrealized holding losses on marketable securities, net	(96)	(1,069)
Unrealized loss on derivative contracts, net	(11,845)	(4,463)
Total other comprehensive loss, net of tax	(12,143)	(5,809)
Comprehensive loss	$(35,363)	(15,644)

Basic and diluted loss per share:
Continuing operations	$(1.86)	(0.73)
Discontinued operations	—	(0.01)
Net loss	$(1.86)	(0.74)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,220)	(9,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income tax	—	160
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Depreciation	2,063	2,398
Stock-based compensation	1,695	1,626
Deferred income tax expense	1,052	1,021
Gain on disposal of operating assets	—	(1,050)
Amortization of debt discount and deferred debt costs	2,628	2,400
Bad debt expense	2,544	2,375
Other non-cash activity, net	579	(177)
Changes in assets and liabilities:
Trade receivables	(2,256)	(2,265)
Prepaid expenses and other assets	(1,378)	(607)
Subscriber accounts - deferred contract costs	(660)	—
Payables and other liabilities	11,532	6,292
Operating activities from discontinued operations, net	—	(100)
Net cash provided by operating activities	55,901	65,379
Cash flows from investing activities:
Capital expenditures	(2,276)	(2,728)
Cost of subscriber accounts acquired	(46,670)	(61,053)
Cash paid for acquisition, net of cash acquired	—	(56,343)
Purchases of marketable securities	(5,036)	—
Proceeds from sale of marketable securities	4,403	27,020
Decrease (increase) in restricted cash	55	(105)
Proceeds from the disposal of operating assets	—	18,813
Net cash used in investing activities	(49,524)	(74,396)
Cash flows from financing activities:
Proceeds from long-term debt	59,250	91,400
Payments on long-term debt	(38,675)	(33,892)
Payments of financing costs	—	(551)
Purchases and retirement of common stock	—	(9,473)
Net cash provided by financing activities	20,575	47,484
Net increase in cash and cash equivalents	26,952	38,467
Cash and cash equivalents at beginning of period	5,577	12,612
Cash and cash equivalents at end of period	$32,529	51,079
Supplemental cash flow information:
State taxes paid, net	$19	—
Interest paid	16,152	14,750

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2015	$—	123	4	—	1,417,895	(1,078,315)	(14,938)	324,769
Net loss	—	—	—	—	—	(23,220)	—	(23,220)
Other comprehensive loss	—	—	—	—	—	—	(12,143)	(12,143)
Stock-based compensation	—	—	—	—	1,816	—	—	1,816
Value of shares withheld for minimum tax liability	—	—	—	—	(156)	—	—	(156)
Balance at March 31, 2016	$—	123	4	—	1,419,555	(1,101,535)	(27,081)	291,066

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. ("Monitronics") is the primary, wholly owned, operating subsidiary of the Company.  On February 23, 2015, Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, Monitronics acquired all of the equity interest of Security Networks LLC ("Security Networks") and certain affiliated entities.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 (the "2015 Form 10-K").

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

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ("ASU 2016-02"). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and eliminates the current requirements for a company to use bright-line tests in determining lease classification. ASU 2016-02 is effective on January 1, 2019 and requires a modified retrospective transaction. The Company is currently evaluating the impact of adopting ASU 2016-02 will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows. Adoption requirements are different for each change in the reporting method and may be prospective, retrospective and/or modified retrospective. ASU 2016-09 is effective for periods beginning January 1, 2017, including interim periods with those periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 will have on its financial position, results of operations, and cash flows.

(3)    LiveWatch Acquisition

On February 23, 2015 ("the Closing Date"), Monitronics acquired LiveWatch Security, LLC ("LiveWatch") for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch acquisition was funded by borrowings from Monitronics' revolving credit facility, as well as cash contributions from Ascent Capital.

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

The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the prior periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of March 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Equity securities	$4,603	$—	$(1,026)	$3,577
Mutual funds (a)	84,052	858	(812)	84,098
Ending balance	$88,655	$858	$(1,838)	$87,675

	As of December 31, 2015
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$4,603	$—	$(1,288)	$3,315
Mutual funds (a)	83,333	824	(420)	83,737
Ending balance	$87,936	$824	$(1,708)	$87,052

(a)	Primarily consists of corporate bond funds.

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

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Gross realized gains	$86	$950
Gross realized losses	$—	$600
Total proceeds	$4,403	$27,020

(5)    Assets Held for Sale

As of March 31, 2016, the Company has $6,063,000 of land and building classified as Assets held for sale in the condensed consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Interest payable	$27,715	$15,390
Income taxes payable	3,394	2,665
Legal accrual	468	379
LiveWatch acquisition retention bonus	2,963	—
Other	14,332	13,139
Total Other accrued liabilities	$48,872	$31,573

(7)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 7.8%	$75,401	$74,507
Monitronics 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	576,897	576,455
Monitronics term loans, mature April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% (4.50%) with an effective rate of 5.1%	541,157	542,420
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (4.25%) with an effective rate of 5.0%	395,858	394,938
Monitronics $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (4.75%) with an effective rate of 5.9%	153,258	131,048
	1,742,571	1,719,368
Less current portion of long-term debt	(5,500)	(5,500)
Long-term debt	$1,737,071	$1,713,868

Convertible Notes

The convertible notes total $96,775,000 in aggregate principal amount, mature on July 15, 2020 and bear interest at 4.00% per annum (the "Convertible Notes"). Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. The Convertible Notes are convertible, under certain circumstances, into cash, shares of Ascent Capital's Series A Common Stock, par value $0.01 per share (the "Series A Common Stock"), or any combination thereof at Ascent Capital’s election.

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of March 31, 2016	As of December 31, 2015
Principal	$96,775	$96,775
Unamortized discount	(20,020)	(20,857)
Deferred debt costs	(1,354)	(1,411)
Carrying value	$75,401	$74,507

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $968,000 and $1,035,000 on the Convertible Notes for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company amortized $894,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three months ended March 31, 2016, compared to $889,000 for three months ended March 31, 2015.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes. As of March 31, 2016 , the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $8,103,000.

Credit Facility

Monitronics has senior secured term loans totaling $948,284,000 in principal with $403,784,000 maturing in March 2018 (the "2018 Term Loans") and $544,500,000 maturing in April 2022 (the "2022 Term Loans"). Monitronics also has a $315,000,000 revolving credit facility, maturing December 22, 2017, of which $155,200,000 is outstanding as of March 31, 2016 (the senior secured term loans together with the revolving credit facility, the "Credit Facility").

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest payments on the 2018 Term Loans are due quarterly with the principal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% and mature on April 9, 2022. Interest and principal payments of approximately $1,375,000 are due quarterly on the 2022 Term Loans, with the remaining principal due at maturity.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.

On March 30, 2016, Monitronics borrowed $40,800,000 on the Credit Facility revolver to fund its April 1, 2016 interest payment due under the Senior Notes of $26,691,000 and other business activities.

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

As of March 31, 2016, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $13,211,000 related to the Credit Facility.

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

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2016, the Company was in compliance with all required covenants.

As of March 31, 2016, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2016	$4,125
2017	160,700
2018	409,284
2019	5,500
2020	687,275
2021	5,500
Thereafter	512,875
Total principal payments	$1,785,259
Less:
Unamortized deferred debt costs, discounts and premium, net	42,688
Total debt on condensed consolidated balance sheet	$1,742,571

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

As of March 31, 2016, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$528,000,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
139,925,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,390,703	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,390,703	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,086,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive loss	$(13,657)	(6,268)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,812)	(1,805)
Ineffective portion of amount of loss recognized into Net loss on interest rate swaps (a)	$(58)	(84)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Money market funds (a)	$2,008	—	—	$2,008
Investments in marketable securities (b)	87,675	—	—	87,675
Derivative financial instruments - liabilities	—	(25,364)	—	(25,364)
Total	$89,683	(25,364)	—	$64,319
December 31, 2015
Money market funds (a)	$2,242	—	—	$2,242
Investments in marketable securities (b)	87,052	—	—	87,052
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	$89,294	(13,470)	—	$75,824

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)	Level 1 investments primarily consist of diversified corporate bond funds.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,742,571	$1,719,368
Fair value (a)	1,559,386	1,563,376

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)    Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A Common Stock and Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the three months ended March 31, 2016:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2015	12,301,248	382,359
Issuance of stock awards	59,000	—
Restricted stock forfeitures and tax withholding	(14,867)	—
Balance at March 31, 2016	12,345,381	382,359

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive income (loss)
As of December 31, 2015	$(508)	(884)	(13,546)	$(14,938)
Loss through Accumulated other comprehensive loss, net of income tax of $0	(202)	(10)	(13,657)	(13,869)
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(86)	1,812	1,726
As of March 31, 2016	$(710)	(980)	(25,391)	$(27,081)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 4, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

(11)    Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of shares of Ascent Capital Series A and Series B Common Stock outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of shares of Ascent Capital Series A and Series B Common Stock outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

	Three Months Ended March 31,
	2016	2015
Weighted average Series A and Series B shares — basic and diluted	12,450,892	13,266,941

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For the three months ended March 31, 2016, diluted shares outstanding excluded the effect of 464,571 potentially dilutive unvested restricted stock awards and performance stock units because their inclusion would have been anti-dilutive.  For the three months ended March 31, 2015, diluted shares outstanding excluded the effect of 739,242 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

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

(13)     Reportable Business Segments

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

As they arise, transactions between segments are recorded on a arm's length basis using relevant market prices. Prior to the acquisition of LiveWatch in February 2015, Ascent Capital had one operating segment. Therefore, the LiveWatch segment only includes amounts incurred from the purchase date. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	Monitronics	LiveWatch	Other	Consolidated
	Three Months Ended March 31, 2016
Net revenue	$138,096	$5,172	$—	$143,268
Depreciation and amortization	$62,152	$1,145	$88	$63,385
Net loss from continuing operations before income taxes	$(13,151)	$(5,269)	$(2,978)	$(21,398)

	Three Months Ended March 31, 2015
Net revenue	$136,901	$1,515	$—	$138,416
Depreciation and amortization	$64,996	$442	$101	$65,539
Net loss from continuing operations before income taxes	$(4,637)	$(1,736)	$(1,325)	$(7,698)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	Monitronics	LiveWatch	Other	Consolidated
	Balance at March 31, 2016
Subscriber accounts, net of amortization	$1,386,853	$22,636	$—	$1,409,489
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,096,891	$63,157	$25,006	$2,185,054

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$76,858	$2,173,305

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2015 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2015 Form 10-K.

Overview

Ascent Capital Group, Inc. is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc.

The Monitronics business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On February 23, 2015 (the "Closing Date"), Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, Monitronics acquired all of the equity interest of Security Networks LLC ("Security Networks") and certain affiliated entities. Monitronics monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

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

The table below presents subscriber data for the twelve months ended March 31, 2016 and 2015:

	Twelve Months Ended March 31,
	2016		2015
Beginning balance of accounts	1,090,612		1,046,785
Accounts acquired	152,078		190,525
Accounts canceled	(148,787)		(139,605)
Canceled accounts guaranteed by dealer and other adjustments (a)	(13,177)	(b)	(7,093)	(c)
Ending balance of accounts	1,080,726		1,090,612
Monthly weighted average accounts	1,089,346		1,060,206
Attrition rate - Unit	(13.7)%		(13.2)%
Attrition rate - RMR (d)	(13.4)%		(13.0)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 3,170 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
Includes a favorable adjustment of 1,101 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(d)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2016 and 2015 was 13.7% and 13.2%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period primarily related to the Pinnacle Security bulk buys. Monitronics purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended March 31, 2016 and 2015 was 12.9% and 12.6%, respectively.

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

Accounts Acquired

During the three months ended March 31, 2016 and 2015, Monitronics acquired 29,211 and 66,074 subscriber accounts, respectively. Accounts acquired for the three months ended March 31, 2016 reflect bulk buys of approximately 400 accounts. Accounts acquired for the three months ended March 31, 2015 includes approximately 1,100 of bulk buys and 31,919 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended March 31, 2016 and 2015 was $1,324,000 and $2,490,000, respectively. RMR acquired for the three months ended March 31, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA."  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), stock-based compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, to fund its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Pre-SAC Adjusted EBITDA

LiveWatch is a direct-to-consumer business, and as such recognizes certain revenue and expenses associated with subscriber acquisition (subscriber acquisition costs, or "SAC"). This is in contrast to Monitronics, which capitalizes payments to dealers to acquire accounts. "Pre-SAC Adjusted EBITDA" is a measure that eliminates the impact of acquiring accounts at the LiveWatch business that is recognized in operating income. Pre-SAC Adjusted EBITDA is defined as total Adjusted EBITDA excluding LiveWatch's SAC and the related revenue. We believe Pre-SAC Adjusted EBITDA is a meaningful measure of the Company's financial performance in servicing its customer base. Pre-SAC Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Pre-SAC Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-

GAAP financial measures differently, Pre-SAC Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended March 31,
	2016	2015
Net revenue	$143,268	138,416
Cost of services	29,475	25,167
Selling, general, and administrative	32,118	27,596
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Interest expense	(31,424)	(29,781)
Income tax expense from continuing operations	(1,822)	(1,977)
Net loss from continuing operations	(23,220)	(9,675)
Net loss	(23,220)	(9,835)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$87,020	91,667
Corporate Adjusted EBITDA	(1,974)	(947)
Total Adjusted EBITDA	$85,046	90,720
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	60.7%	66.2%
Corporate	(1.4)%	(0.7)%

Pre-SAC Adjusted EBITDA (b)
Monitronics business Pre-SAC Adjusted EBITDA	$91,894	92,803
Corporate Pre-SAC Adjusted EBITDA	(1,974)	(947)
Total Pre-SAC Adjusted EBITDA	$89,920	91,856
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)
Monitronics business	64.6%	67.3%
Corporate	(1.4)%	(0.7)%

(a)	See reconciliation of net loss from continuing operations to Adjusted EBITDA below.
(b)    See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue for Monitronics and Ascent Capital to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenue, as reported	$143,268	138,416
LiveWatch revenue related to SAC	(1,125)	(496)
Pre-SAC net revenue	142,143	137,920

Net revenue.  Net revenue increased $4,852,000, or 3.5% for the three months ended March 31, 2016, as compared to the corresponding prior year period.  The increase in net revenue is attributable to the inclusion of a full quarter's impact of LiveWatch revenue and an increase in average RMR per subscriber.  Average monthly revenue per subscriber increased from $41.43 as of March 31, 2015 to $42.17 as of March 31, 2016.

Cost of services.  Cost of services increased $4,308,000, or 17.1%, for the three months ended March 31, 2016, as compared to the corresponding prior year period.  $2,216,000 of the increase is attributable to the inclusion of a full quarter's impact of LiveWatch's cost of services. LiveWatch's cost of services includes expensed equipment costs associated with the creation of new subscribers of $2,252,000 and $643,000 for three months ended March 31, 2016 and 2015, respectively. The increase also reflects higher cellular and field service costs at Monitronics related to the increase in the number of subscribers with interactive and home automation services. Cost of services as a percent of net revenue increased from 18.2% for the three months ended March 31, 2015 to 20.6% for the three months ended March 31, 2016, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $4,522,000, or 16.4% for the three months ended March 31, 2016, as compared to the corresponding prior year period.  The increase is attributable to the inclusion of a full quarter's impact of LiveWatch's SG&A, which includes marketing and sales costs related to the creation of new subscribers of $3,747,000 and $990,000 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, LiveWatch SG&A also includes $900,000 and $519,000, respectively, in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. The increase in SG&A is also attributable to increased salaries, wages, and benefits at Monitronics, as compared to the prior year. In connection with certain cost cutting initiatives, Monitronics executed a reduction in force in March 2016. This action resulted in an additional $245,000 in SG&A expense for one-time termination benefits being recognized during the three months ended March 31, 2016. SG&A as a percent of net revenue increased from 19.9% for the three months ended March 31, 2015 to 22.4% for the three months ended March 31, 2016, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,819,000 for the three months ended March 31, 2016, respectively, as compared to the corresponding prior year period.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the first quarter of 2015, which have a lower rate of amortization in 2016 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to March 31, 2015.

Interest expense.  Interest expense increased $1,643,000 for the three months ended March 31, 2016, respectively, as compared to the corresponding prior year period. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the refinancing of Monitronics Credit Facility term loans in April of 2015.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $21,398,000 and income tax expense of $1,822,000 for the three months ended March 31, 2016.  The Company had pre-tax loss from continuing operations of $7,698,000 and income tax expense of $1,977,000 for the three months ended March 31, 2015.  Income tax expense for the three months ended March 31, 2016 and 2015 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to Monitronics' recent acquisitions.

Net loss from continuing operations. For the three months ended March 31, 2016, net loss from continuing operations increased to $23,220,000 from $9,675,000 for the three months ended March 31, 2015. The increase in net loss from continuing operations is primarily attributable to a $8,556,000 increase in costs incurred under the Company's Radio Conversion Program and a full quarter's worth of the impact of expensed creation costs as a result of LiveWatch's direct-to-consumer model (which is further discussed in Adjusted EBITDA below).

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss from continuing operations	$(23,220)	(9,675)
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Depreciation	2,063	2,398
Stock-based compensation	1,695	1,626
Radio conversion costs	9,079	523
LiveWatch acquisition related costs	—	946
LiveWatch acquisition contingent bonus charges	900	519
Reduction in force separation costs	245	—
Rebranding marketing program	173	—
Interest income	(457)	(516)
Interest expense	31,424	29,781
Income tax expense from continuing operations	1,822	1,977
Adjusted EBITDA	85,046	90,720
Gross subscriber acquisition cost expenses	5,999	1,632
Revenue associated with subscriber acquisition cost	(1,125)	(496)
Pre-SAC Adjusted EBITDA	$89,920	91,856

Adjusted EBITDA decreased $5,674,000, or 6.3%, for the three months ended March 31, 2016 as compared to the corresponding prior year period.  Adjusted EBITDA decreased for the three months ended March 31, 2016 primarily due to the full quarter impact of LiveWatch's subscriber acquisition costs. LiveWatch's expensed creation costs, net of creation revenue, included in Adjusted EBITDA for the three months ended March 31, 2016 and 2015, are $4,874,000 and $1,136,000, respectively.

Pre-SAC Adjusted EBITDA decreased $1,936,000, or 2.1%, for the three months ended March 31, 2016 as compared to the corresponding prior year period. The decrease is attributable to the gain on the disposal of operating assets of $1,050,000 recognized in the three months ended March 31, 2015, the full quarter impact of LiveWatch's cost of services and SG&A that are not related to subscriber acquisition costs and increasing field service and cellular costs at Monitronics as discussed above.

Monitronics' consolidated Adjusted EBITDA was $87,020,000 for the three months ended March 31, 2016, respectively, as compared to $91,667,000 for the three months ended March 31, 2015. Monitronics' consolidated Pre-SAC Adjusted EBITDA was $91,894,000 for the three months ended March 31, 2016, respectively, as compared to $92,803,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had $32,529,000 of cash and cash equivalents and $87,675,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the three months ended March 31, 2016 and 2015, our cash flow from operating activities was $55,901,000 and $65,379,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2016 and 2015, the Company used cash of $46,670,000 and $61,053,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2016 and 2015, the Company used cash of $2,276,000 and $2,728,000, respectively, to fund its capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On March 30, 2016, Monitronics borrowed $40,800,000 on the Credit Facility revolver to fund its April 1, 2016 interest payment due under the Senior Notes of $26,691,000 and other business activities.

The existing long-term debt of the Company at March 31, 2016 includes the principal balance of $1,785,259,000 under its Convertible Notes, Senior Notes, Credit Facility term loans, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of March 31, 2016 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2016 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $948,284,000 as of March 31, 2016 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due on April 9, 2022.  The Credit Facility revolver has an outstanding balance of $155,200,000 as of March 31, 2016 and becomes due on December 22, 2017.

In considering our liquidity requirements for the remainder of 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, Monitronics could incur incremental costs of $8,000,000 to $12,000,000 for the remainder of 2016. We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $159,800,000 as of March 31, 2016.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2016.  Debt amounts represent principal payments by maturity date as of March 31, 2016.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2016	$—	$4,125	$—	$4,125
2017	—	160,700	—	160,700
2018	—	409,284	—	409,284
2019	11,308	5,500	—	16,808
2020	—	5,500	681,775	687,275
2021	—	5,500	—	5,500
Thereafter	14,056	512,875	—	526,931
Total	$25,364	$1,103,484	$681,775	$1,810,623

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and three interest rate swaps with a maturity date of April 9, 2022.  As a result of these interest rate swaps, Monitronics' current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%.  See notes 7, 8 and 9 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares withheld in payment of withholding taxes during the three months ended March 31, 2016.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/2016 - 1/31/2016	2,796	(2)	$15.79	—
2/1/2016 - 2/29/2016	168	(2)	14.33	—
3/1/2015 - 3/31/2016	8,471	(2)	13.48	—
Total	11,435		$14.05	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of March 31, 2016, 2,002,425 shares of Series A Common Stock had been purchased, at an average price paid of $44.99 per share, pursuant to these authorizations.  As of March 31, 2016, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $9,910,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Includes 11,435 shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	May 9, 2016	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, Chief Executive Officer, and President

Date:	May 9, 2016	By:	/s/ Michael R. Meyers
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