Form 10-Q
period 2016-06-30
Ascent Capital Group, Inc.
filed 2016-08-09
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of July 27, 2016 was:

Series A common stock 11,943,895 shares; and
Series B common stock 382,359 shares.

1

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,140	$5,577
Restricted cash	—	55
Marketable securities, at fair value	81,131	87,052
Trade receivables, net of allowance for doubtful accounts of $2,530 in 2016 and $2,762 in 2015	13,884	13,622
Prepaid and other current assets	8,738	10,702
Assets held for sale	5,687	6,265
Total current assets	114,580	123,273
Property and equipment, net of accumulated depreciation of $36,335 in 2016 and $32,158 in 2015	31,998	32,440
Subscriber accounts, net of accumulated amortization of $1,094,016 in 2016 and $975,795 in 2015	1,410,669	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $78,493 in 2016 and $73,578 in 2015	21,739	26,654
Goodwill	563,549	563,549
Other assets, net	3,526	3,851
Total assets	$2,146,061	$2,173,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,168	$8,660
Accrued payroll and related liabilities	4,407	4,385
Other accrued liabilities	33,116	31,573
Deferred revenue	16,202	16,207
Holdback liability	14,212	16,386
Current portion of long-term debt	5,500	5,500
Liabilities of discontinued operations	3,500	3,500
Total current liabilities	85,105	86,211
Non-current liabilities:
Long-term debt	1,737,683	1,713,868
Long-term holdback liability	3,614	3,786
Derivative financial instruments	30,073	13,470
Deferred income tax liability, net	15,710	13,646
Other liabilities	12,567	17,555
Total liabilities	1,884,752	1,848,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,944,209 and 12,301,248 shares at June 30, 2016 and December 31, 2015, respectively	119	123
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 382,359 shares both at June 30, 2016 and December 31, 2015	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,414,096	1,417,895
Accumulated deficit	(1,123,737)	(1,078,315)
Accumulated other comprehensive loss, net	(29,173)	(14,938)
Total stockholders’ equity	261,309	324,769
Total liabilities and stockholders’ equity	$2,146,061	$2,173,305

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$143,656	141,543	$286,924	279,959
Operating expenses:
Cost of services	27,637	27,603	57,112	52,770
Selling, general and administrative, including stock-based compensation	32,133	29,685	64,251	57,281
Radio conversion costs	7,596	450	16,675	973
Amortization of subscriber accounts, dealer network and other intangible assets	61,937	63,526	123,259	126,667
Depreciation	2,114	2,585	4,177	4,983
Gain on disposal of operating assets	—	(104)	—	(1,154)
	131,417	123,745	265,474	241,520
Operating income	12,239	17,798	21,450	38,439
Other income (expense), net:
Interest income	588	746	1,045	1,262
Interest expense	(31,587)	(30,893)	(63,011)	(60,674)
Refinancing expense	—	(4,468)	—	(4,468)
Other income (expense), net	(1,677)	351	(1,319)	1,277
	(32,676)	(34,264)	(63,285)	(62,603)
Loss from continuing operations before income taxes	(20,437)	(16,466)	(41,835)	(24,164)
Income tax expense from continuing operations	(1,765)	(2,030)	(3,587)	(4,007)
Net loss from continuing operations	(22,202)	(18,496)	(45,422)	(28,171)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax of $0	—	87	—	(73)
Net loss	(22,202)	(18,409)	(45,422)	(28,244)
Other comprehensive income (loss):
Foreign currency translation adjustments	(354)	346	(556)	69
Unrealized holding gain (loss) on marketable securities, net	2,959	(884)	2,863	(1,953)
Unrealized gain (loss) on derivative contracts, net	(4,697)	1,002	(16,542)	(3,461)
Total other comprehensive income (loss), net of tax	(2,092)	464	(14,235)	(5,345)
Comprehensive loss	$(24,294)	(17,945)	$(59,657)	(33,589)

Basic and diluted income (loss) per share:
Continuing operations	$(1.80)	(1.41)	$(3.66)	(2.14)
Discontinued operations	—	0.01	—	—
Net loss	$(1.80)	(1.40)	$(3.66)	(2.14)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(45,422)	(28,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income tax	—	73
Amortization of subscriber accounts, dealer network and other intangible assets	123,259	126,667
Depreciation	4,177	4,983
Stock-based compensation	3,445	3,182
Deferred income tax expense	2,105	2,050
Gain on disposal of operating assets	—	(1,154)
Amortization of debt discount and deferred debt costs	5,315	5,055
Refinancing expense	—	4,468
Bad debt expense	5,083	4,645
Other non-cash activity, net	3,236	1,531
Changes in assets and liabilities:
Trade receivables	(5,395)	(4,440)
Prepaid expenses and other assets	2,197	(2,195)
Subscriber accounts - deferred contract costs	(1,294)	—
Payables and other liabilities	(5,567)	(6,342)
Operating activities from discontinued operations, net	—	40
Net cash provided by operating activities	91,139	110,319
Cash flows from investing activities:
Capital expenditures	(3,100)	(8,168)
Cost of subscriber accounts acquired	(106,805)	(129,544)
Cash paid for acquisition, net of cash acquired	—	(56,343)
Purchases of marketable securities	(5,036)	(24,448)
Proceeds from sale of marketable securities	11,950	31,004
Decrease (increase) in restricted cash	55	(35)
Proceeds from the disposal of operating assets	—	20,173
Net cash used in investing activities	(102,936)	(167,361)
Cash flows from financing activities:
Proceeds from long-term debt	88,200	674,050
Payments on long-term debt	(69,700)	(605,990)
Payments of financing costs	—	(6,232)
Purchases and retirement of common stock	(7,140)	(9,473)
Net cash provided by financing activities	11,360	52,355
Net decrease in cash and cash equivalents	(437)	(4,687)
Cash and cash equivalents at beginning of period	5,577	12,612
Cash and cash equivalents at end of period	$5,140	7,925
Supplemental cash flow information:
State taxes paid, net	$2,758	3,485
Interest paid	57,043	55,149

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2015	$—	123	4	—	1,417,895	(1,078,315)	(14,938)	324,769
Net loss	—	—	—	—	—	(45,422)	—	(45,422)
Other comprehensive loss	—	—	—	—	—	—	(14,235)	(14,235)
Stock-based compensation	—	—	—	—	3,566	—	—	3,566
Value of shares withheld for minimum tax liability	—	—	—	—	(229)	—	—	(229)
Purchases and retirement of common stock	—	(4)	—	—	(7,136)	—	—	(7,140)
Balance at June 30, 2016	$—	119	4	—	1,414,096	(1,123,737)	(29,173)	261,309

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 (the "2015 Form 10-K").

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

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. Additional guidance was issued in May 2016 which clarified, among other items, revenue collectability, presentation of sales tax and other similar taxes from customers and non-cash consideration. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ("ASU 2016-02"). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and eliminates the current requirements for a company to use bright-line tests in determining lease classification. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and requires a modified retrospective approach. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows. Adoption requirements are different for each change in the reporting method and may be prospective, retrospective and/or modified retrospective. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company plans to adopt the standard in its annual report for the period ending December 31, 2016. The adoption is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

(4)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of June 30, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	$—	$—	$3,767
Mutual funds (a)	75,385	2,057	(78)	77,364
Ending balance	$79,152	$2,057	$(78)	$81,131

	As of December 31, 2015
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$4,603	$—	$(1,288)	$3,315
Mutual funds (a)	83,333	824	(420)	83,737
Ending balance	$87,936	$824	$(1,708)	$87,052

(a)	Primarily consists of corporate bond funds.

(b)
When an other-than-temporary impairment occurs, the Company reduces the cost basis of the marketable security    involved. In the second quarter of 2016, the Company recognized non-cash charges for an other-than-temporary impairment of $1,068,000 on its mutual funds and $836,000 on its equity securities for a total other-than-temporary impairment loss on marketable securities of $1,904,000. During 2015, the Company recognized non-cash charges for other-than-temporary impairments on its mutual funds of $6,389,000. The mutual fund impairments are attributable to a low interest rate environment and widening credit spreads. The equity security impairment is primarily attributable to foreign exchange losses based on weakening of the trading currency of the underlying investment.

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains	$158	$74	$244	$1,024
Gross realized losses	$210	$—	$210	$600
Total proceeds	$7,547	$3,984	$11,950	$31,004

(5)    Assets Held for Sale

As of June 30, 2016, the Company has $5,687,000 of land and building classified as Assets held for sale in the condensed consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Interest payable	$15,455	$15,390
Income taxes payable	1,377	2,665
Legal accrual	688	379
LiveWatch acquisition retention bonus	3,634	—
Other	11,962	13,139
Total Other accrued liabilities	$33,116	$31,573

(7)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 7.8%	$76,328	$74,507
Monitronics 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	577,345	576,455
Monitronics term loans, mature April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% (4.50%) with an effective rate of 5.1%	539,896	542,420
Monitronics term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (4.25%) with an effective rate of 5.0%	396,792	394,938
Monitronics $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (4.75%) with an effective rate of 5.9%	152,822	131,048
	1,743,183	1,719,368
Less current portion of long-term debt	(5,500)	(5,500)
Long-term debt	$1,737,683	$1,713,868

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of June 30, 2016	As of December 31, 2015
Principal	$96,775	$96,775
Unamortized discount	(19,152)	(20,857)
Deferred debt costs	(1,295)	(1,411)
Carrying value	$76,328	$74,507

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $968,000 and $1,936,000 for the three and six months ended June 30, 2016, respectively. The Company recognized contractual interest expense of $1,035,000 and $2,070,000 on the Convertible Notes for the three and six months ended June 30, 2015, respectively. The Company amortized $927,000 and $1,821,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and six months ended June 30, 2016, compared to $973,000 and $1,922,000 for three and six months ended June 30, 2015.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Monitronics’ existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes. As of June 30, 2016 , the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $7,655,000.

Credit Facility

Monitronics has senior secured term loans totaling $946,909,000 in principal with $403,784,000 maturing in March 2018 (the "2018 Term Loans") and $543,125,000 maturing in April 2022 (the "2022 Term Loans"). Monitronics also has a $315,000,000 revolving credit facility, maturing December 22, 2017, of which $154,500,000 is outstanding as of June 30, 2016 (the senior secured term loans together with the revolving credit facility, the "Credit Facility").

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

As of June 30, 2016, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $11,899,000 related to the Credit Facility.

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

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2016, the Company was in compliance with all required covenants.

As of June 30, 2016, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2016	$2,750
2017	160,000
2018	409,284
2019	5,500
2020	687,275
2021	5,500
Thereafter	512,875
Total principal payments	$1,783,184
Less:
Unamortized deferred debt costs, discounts and premium, net	40,001
Total debt on condensed consolidated balance sheet	$1,743,183

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

As of June 30, 2016, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$526,625,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
139,562,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,108,040	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,108,040	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,067,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive loss	$(6,506)	(820)	$(20,163)	(7,088)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,809)	(1,822)	$(3,621)	(3,627)
Ineffective portion of amount of loss recognized into Net loss on interest rate swaps (a)	$(19)	83	$(77)	(1)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Money market funds (a)	$587	—	—	$587
Investments in marketable securities (b)	81,131	—	—	81,131
Derivative financial instruments - liabilities	—	(30,073)	—	(30,073)
Total	$81,718	(30,073)	—	$51,645
December 31, 2015
Money market funds (a)	$2,242	—	—	$2,242
Investments in marketable securities (b)	87,052	—	—	87,052
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	$89,294	(13,470)	—	$75,824

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)	Level 1 investments primarily consist of diversified corporate bond funds.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,743,183	$1,719,368
Fair value (a)	1,602,570	1,563,376

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)    Stockholders’ Equity

Common Stock

The following table presents the activity in Ascent Capital’s Series A Common Stock and Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the six months ended June 30, 2016:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2015	12,301,248	382,359
Issuance of stock awards	60,500	—
Restricted stock forfeitures and tax withholding	(28,360)	—
Repurchases and retirements of Series A shares	(389,179)	—
Balance at June 30, 2016	11,944,209	382,359

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive income (loss)
As of December 31, 2015	$(508)	(884)	(13,546)	$(14,938)
Gain (loss) through Accumulated other comprehensive loss, net of income tax of $0	(556)	993	(20,163)	(19,726)
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	1,870	3,621	5,491
As of June 30, 2016	$(1,064)	1,979	(30,088)	$(29,173)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 4, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average Series A and Series B shares — basic and diluted	12,364,767	13,110,540	12,407,830	13,188,309

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For the three and six months ended June 30, 2016, diluted shares outstanding excluded the effect of 435,347 potentially dilutive unvested restricted stock awards and performance stock units because their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2015, diluted shares outstanding excluded the effect of 714,991 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

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

	Monitronics	LiveWatch	Other	Consolidated
	Three Months Ended June 30, 2016
Net revenue	$138,174	$5,482	$—	$143,656
Depreciation and amortization	$62,877	$1,085	$89	$64,051
Net loss from continuing operations before income taxes	$(9,703)	$(5,063)	$(5,671)	$(20,437)

	Three Months Ended June 30, 2015
Net revenue	$137,436	$4,107	$—	$141,543
Depreciation and amortization	$64,902	$1,108	$101	$66,111
Net loss from continuing operations before income taxes	$(9,306)	$(4,670)	$(2,490)	$(16,466)

	Six Months Ended June 30, 2016
Net revenue	$276,270	$10,654	$—	$286,924
Depreciation and amortization	$125,029	$2,230	$177	$127,436
Net loss from continuing operations before income taxes	$(22,854)	$(10,332)	$(8,649)	$(41,835)

	Six Months Ended June 30, 2015
Net revenue	$274,337	$5,622	$—	$279,959
Depreciation and amortization	$129,898	$1,550	$202	$131,650
Net loss from continuing operations before income taxes	$(13,943)	$(6,406)	$(3,815)	$(24,164)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	Monitronics	LiveWatch	Other	Consolidated
	Balance at June 30, 2016
Subscriber accounts, net of amortization	$1,388,366	$22,303	$—	$1,410,669
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,069,519	$62,983	$13,559	$2,146,061

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$76,858	$2,173,305

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

The table below presents subscriber data for the twelve months ended June 30, 2016 and 2015:

	Twelve Months Ended June 30,
	2016		2015
Beginning balance of accounts	1,092,083		1,055,701
Accounts acquired	148,620		188,416
Accounts canceled	(150,703)		(142,951)
Canceled accounts guaranteed by dealer and other adjustments (a)	(15,078)	(b)	(9,083)
Ending balance of accounts	1,074,922		1,092,083
Monthly weighted average accounts	1,085,600		1,069,860
Attrition rate - Unit	13.9%		13.4%
Attrition rate - RMR (c)	12.5%		13.2%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 7,200 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2016 and 2015 was 13.9% and 13.4%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where Monitronics purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended June 30, 2016 and 2015 was 13.2% and 12.6%, respectively.

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

Accounts Acquired

During the three months ended June 30, 2016 and 2015, Monitronics acquired 37,284 and 40,742 subscriber accounts, respectively. During the six months ended June 30, 2016 and 2015, Monitronics acquired 66,495 and 106,816 subscriber accounts, respectively. Accounts acquired for the three and six months ended June 30, 2016 reflect bulk buys of approximately 6,300 and 6,700 accounts, respectively. Accounts acquired for the six months ended June 30, 2015 includes approximately 1,150 of bulk buys and 31,919 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended June 30, 2016 and 2015 was $1,734,000 and $1,884,000, respectively. RMR acquired during the six months ended June 30, 2016 and 2015 was $3,058,000 and $4,373,000, respectively. RMR acquired for the six months ended June 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$143,656	141,543	$286,924	279,959
Cost of services	27,637	27,603	57,112	52,770
Selling, general, and administrative	32,133	29,685	64,251	57,281
Amortization of subscriber accounts, dealer network and other intangible assets	61,937	63,526	123,259	126,667
Interest expense	(31,587)	(30,893)	(63,011)	(60,674)
Income tax expense from continuing operations	(1,765)	(2,030)	(3,587)	(4,007)
Net loss from continuing operations	(22,202)	(18,496)	(45,422)	(28,171)
Net loss	(22,202)	(18,409)	(45,422)	(28,244)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$88,639	89,974	$175,659	181,641
Corporate Adjusted EBITDA	(1,620)	(2,431)	(3,594)	(3,379)
Total Adjusted EBITDA	$87,019	87,543	$172,065	178,262
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	61.7%	63.6%	61.2%	64.9%
Corporate	(1.1)%	(1.7)%	(1.3)%	(1.2)%

Pre-SAC Adjusted EBITDA (b)
Monitronics business Pre-SAC Adjusted EBITDA	$93,410	93,447	$185,304	186,250
Corporate Pre-SAC Adjusted EBITDA	(1,620)	(2,431)	(3,594)	(3,379)
Total Pre-SAC Adjusted EBITDA	$91,790	91,016	$181,710	182,871
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)
Monitronics business	65.5%	66.6%	65.1%	66.9%
Corporate	(1.1)%	(1.7)%	(1.3)%	(1.2)%

(a)	See reconciliation of net loss from continuing operations to Adjusted EBITDA below.
(b)    See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue for Monitronics and Ascent Capital to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue, as reported	$143,656	141,543	$286,924	279,959
LiveWatch revenue related to SAC	(1,050)	(1,171)	(2,175)	(1,667)
Pre-SAC net revenue	$142,606	140,372	$284,749	278,292

Net revenue.  Net revenue increased $2,113,000, or 1.5% and $6,965,000 or 2.5%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, for the six months ended June 30, 2016, the inclusion of a full first quarter's impact of LiveWatch revenue, compared to corresponding prior year periods.  Average monthly revenue per subscriber increased from $41.62 as of June 30, 2015 to $42.70 as of June 30, 2016.

Cost of services.  Cost of services increased $34,000, or 0.1%, and $4,342,000, or 8.2%, for the three and six months ended June 30, 2016, respectively as compared to the corresponding prior year periods.  The increase for the six months ended June 30, 2016 is attributable to higher cellular costs with more subscribers taking on interactive and home automation services, increased lead generation fees at Monitronics and higher subscriber acquisition costs seen at LiveWatch related to a full first quarter impact in 2016 and an increase in new account production. LiveWatch's subscriber acquisition costs include expensed equipment costs associated with the creation of new subscribers of $2,081,000 and $4,333,000 for three and six months ended June 30, 2016, respectively, as compared to $1,813,000 and $2,456,000 for the three and six months ended June 30, 2015, respectively. Cost of services as a percent of net revenue decreased from 19.5% for the three months ended June 30, 2015 to 19.2% for the three months ended June 30, 2016, and increased from 18.8% for the six months ended June 30, 2015 to 19.9% for the six months ended June 30, 2016, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $2,448,000 or 8.2% and $6,970,000, or 12.2%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods.  The increase is attributable to higher subscriber acquisition costs incurred at LiveWatch, increased salaries, wages and benefits at Monitronics and, for the six months ended June 30, 2016, the impact of a full first quarter of LiveWatch SG&A costs not related to account creation. LiveWatch's subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, was $3,740,000 and $7,487,000 for the three and six months ended June 30, 2016, respectively, as compared to $2,831,000 and $3,820,000 for the three and six months ended June 30, 2015, respectively. The increase is attributable to an increase in new account production and, for the six months ended June 30, 2016, the impact of a full first quarter of costs being incurred as compared to the corresponding prior year period. SG&A as a percent of net revenue increased from 21.0% and 20.5% for the three and six months ended June 30, 2015, respectively, to 22.4% for both the three and six months ended June 30, 2016, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,589,000 and $3,408,000, or 2.5% and 2.7% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the second quarter of 2015, which have a lower rate of amortization in 2016 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to June 30, 2015.

Interest expense.  Interest expense increased $694,000 and $2,337,000 for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year period. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the refinancing of Monitronics Credit Facility term loans in April of 2015.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $20,437,000 and $41,835,000 and income tax expense of $1,765,000 and $3,587,000 for the three and six months ended June 30, 2016, respectively.  The Company had pre-tax loss from continuing operations of $16,466,000 and $24,164,000 and and income tax expense of $2,030,000 and $4,007,000 for the three and six months ended June 30, 2015, respectively.  Income tax expense for the three and six months ended June 30, 2016 and 2015 is attributable to Monitronics’ state tax expense and the deferred tax impact from amortization of deductible goodwill related to Monitronics' recent business acquisitions.

Net loss from continuing operations. The Company had net loss from continuing operations of $22,202,000 and $45,422,000 for the three and six months ended June 30, 2016, respectively, as compared to $18,496,000 and $28,171,000 for the three and six months ended June 30, 2015, respectively. The increase in net loss from continuing operations is primarily attributable to an increase in costs incurred under the Company's Radio Conversion Program of $7,146,000 and $15,702,000 for the three and six months ended June 30, 2016, respectively, as well as the impacts discussed above.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss from continuing operations	(22,202)	(18,496)	$(45,422)	(28,171)
Amortization of subscriber accounts, dealer network and other intangible assets	61,937	63,526	123,259	126,667
Depreciation	2,114	2,585	4,177	4,983
Stock-based compensation	1,750	1,557	3,445	3,182
Radio conversion costs	7,596	450	16,675	973
LiveWatch acquisition related costs	—	—	—	946
LiveWatch acquisition contingent bonus charges	1,092	1,276	1,992	1,795
Reduction in force separation costs	—	—	245	—
Rebranding marketing program	64	—	237	—
Other-than-temporary impairment losses on marketable securities	1,904	—	1,904	—
Interest income	(588)	(746)	(1,045)	(1,262)
Interest expense	31,587	30,893	63,011	60,674
Refinancing expense	—	4,468	—	4,468
Income tax expense from continuing operations	1,765	2,030	3,587	4,007
Adjusted EBITDA	87,019	87,543	172,065	178,262
Gross subscriber acquisition cost expenses	5,821	4,644	11,820	6,276
Revenue associated with subscriber acquisition cost	(1,050)	(1,171)	(2,175)	(1,667)
Pre-SAC Adjusted EBITDA	$91,790	91,016	$181,710	182,871

Adjusted EBITDA decreased $524,000, or 0.6%, and $6,197,000 or 3.5% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods.  The decrease is primarily due to increases in LiveWatch's subscriber acquisition costs, net of revenue associated with subscriber acquisition cost, from $3,473,000 and $4,609,000 for the three and six months ended June 30, 2015, respectively, to $4,771,000 and $9,645,000 for the three and six months ended June 30, 2016, respectively.

Pre-SAC Adjusted EBITDA increased $774,000, or 0.9%, for the three months ended June 30, 2016, and decreased $1,161,000, or 0.6% for the six months ended June 30, 2016, as compared to the corresponding prior year periods. The increase for the three months ended June 30, 2016, is the result of decreased Ascent corporate costs relating to the settlement of an Ascent Capital property lease in the second quarter of 2015, as well as improving cost of service margins at Monitronics. The decrease for the six months ended June 30, 2016, is primarily attributable to a gain on the disposal of operating assets of $1,154,000 recognized in the six months ended June 30, 2015.

Monitronics' consolidated Adjusted EBITDA was $88,639,000 and $175,659,000 for the three and six months ended June 30, 2016, respectively, as compared to $89,974,000 and $181,641,000 for the three and six months ended June 30, 2015, respectively. Monitronics' consolidated Pre-SAC Adjusted EBITDA was $93,410,000 and $185,304,000 for the three and six months ended June 30, 2016, respectively, as compared to $93,447,000 and $186,250,000 for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

At June 30, 2016, we had $5,140,000 of cash and cash equivalents and $81,131,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the six months ended June 30, 2016 and 2015, our cash flow from operating activities was $91,139,000 and $110,319,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted

EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2016 and 2015, the Company used cash of $106,805,000 and $129,544,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2016 and 2015, the Company used cash of $3,100,000 and $8,168,000, respectively, to fund its capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

The existing long-term debt of the Company at June 30, 2016 includes the principal balance of $1,783,184,000 under its Convertible Notes, Senior Notes, Credit Facility term loans, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of June 30, 2016 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2016 and mature on April 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $946,909,000 as of June 30, 2016 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due on April 9, 2022.  The Credit Facility revolver has an outstanding balance of $154,500,000 as of June 30, 2016 and becomes due on December 22, 2017.

During the six months ended June 30, 2016 and 2015, the Company purchased 389,179 and 229,168 shares of Series A Common Stock pursuant to the Share Repurchase Authorizations for approximately $7,140,000 and $9,473,000, respectively. These repurchased shares were all canceled and returned to the status of authorized and unissued. As of June 30, 2016 the remaining availability under the Company's Share Repurchase Authorizations will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock under the remaining availability of the Share Repurchase Authorizations.

In considering our liquidity requirements for the remainder of 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, Monitronics could incur incremental costs of $2,000,000 to $3,000,000 for the remainder of 2016. We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $160,500,000 as of June 30, 2016.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of June 30, 2016.  Debt amounts represent principal payments by maturity date as of June 30, 2016.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2016	$—	$2,750	$—	$2,750
2017	—	160,000	—	160,000
2018	—	409,284	—	409,284
2019	11,079	5,500	—	16,579
2020	—	5,500	681,775	687,275
2021	—	5,500	—	5,500
Thereafter	18,994	512,875	—	531,869
Total	$30,073	$1,101,409	$681,775	$1,813,257

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares (i) repurchased by our Company (all of which consisted of shares of our Series A Common Stock), and (ii) withheld in payment of withholding taxes, in each case, during the three months ended June 30, 2016.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2016 - 4/30/2016	—		$—	—
5/1/2016 - 5/31/2016	135,420	(2)	17.27	—
6/1/2016 - 6/30/2016	258,484	(2)	18.86	—
Total	393,904		$18.31	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of June 30, 2016, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of June 30, 2016, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Includes 4,725 shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	August 9, 2016	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, Chief Executive Officer, and President

Date:	August 9, 2016	By:	/s/ Michael R. Meyers
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