Form 10-Q
period 2016-09-30
Ascent Capital Group, Inc.
filed 2016-11-08
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 25, 2016 was:

Series A common stock 11,939,852 shares; and
Series B common stock 381,859 shares.

1

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$31,657	$5,577
Restricted cash	—	55
Marketable securities, at fair value	80,447	87,052
Trade receivables, net of allowance for doubtful accounts of $2,635 in 2016 and $2,762 in 2015	13,673	13,622
Prepaid and other current assets	10,006	10,702
Assets held for sale	10,941	6,265
Total current assets	146,724	123,273
Property and equipment, net of accumulated depreciation of $34,268 in 2016 and $32,158 in 2015	26,249	32,440
Subscriber accounts, net of accumulated amortization of $1,153,651 in 2016 and $975,795 in 2015	1,405,064	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $80,951 in 2016 and $73,578 in 2015	19,282	26,654
Goodwill	563,549	563,549
Other assets, net	3,595	3,851
Total assets	$2,164,463	$2,173,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,309	$8,660
Accrued payroll and related liabilities	6,631	4,385
Other accrued liabilities	47,213	31,573
Deferred revenue	15,554	16,207
Holdback liability	15,005	16,386
Current portion of long-term debt	11,000	5,500
Liabilities of discontinued operations	3,500	3,500
Total current liabilities	108,212	86,211
Non-current liabilities:
Long-term debt	1,758,059	1,713,868
Long-term holdback liability	2,955	3,786
Derivative financial instruments	32,511	13,470
Deferred income tax liability, net	16,749	13,646
Other liabilities	12,441	17,555
Total liabilities	1,930,927	1,848,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,939,901 and 12,301,248 shares at September 30, 2016 and December 31, 2015, respectively	119	123
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,859 shares at September 30, 2016 and 382,359 at December 31, 2015	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,415,738	1,417,895
Accumulated deficit	(1,150,770)	(1,078,315)
Accumulated other comprehensive loss, net	(31,555)	(14,938)
Total stockholders’ equity	233,536	324,769
Total liabilities and stockholders’ equity	$2,164,463	$2,173,305

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$142,765	141,846	$429,689	421,805
Operating expenses:
Cost of services	29,049	28,245	86,161	81,015
Selling, general and administrative, including stock-based compensation	32,897	31,362	97,148	88,643
Radio conversion costs	1,263	3,570	17,938	4,543
Amortization of subscriber accounts, dealer network and other intangible assets	62,156	66,958	185,415	193,625
Depreciation	2,152	2,805	6,329	7,788
Gain on disposal of operating assets	—	(1)	—	(1,155)
	127,517	132,939	392,991	374,459
Operating income	15,248	8,907	36,698	47,346
Other income (expense), net:
Interest income	548	779	1,593	2,041
Interest expense	(31,794)	(31,466)	(94,805)	(92,140)
Refinancing expense	(9,348)	—	(9,348)	(4,468)
Other income (expense), net	240	(3,555)	(1,079)	(2,278)
	(40,354)	(34,242)	(103,639)	(96,845)
Loss from continuing operations before income taxes	(25,106)	(25,335)	(66,941)	(49,499)
Income tax expense from continuing operations	(1,927)	(1,989)	(5,514)	(5,996)
Net loss from continuing operations	(27,033)	(27,324)	(72,455)	(55,495)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	—	2,994	—	2,921
Net loss	(27,033)	(24,330)	(72,455)	(52,574)
Other comprehensive income (loss):
Foreign currency translation adjustments	(224)	(220)	(780)	(151)
Unrealized holding gain (loss) on marketable securities, net	301	1,085	3,164	(868)
Unrealized loss on derivative contracts, net	(2,459)	(8,946)	(19,001)	(12,407)
Total other comprehensive loss, net of tax	(2,382)	(8,081)	(16,617)	(13,426)
Comprehensive loss	$(29,415)	(32,411)	$(89,072)	(66,000)

Basic and diluted income (loss) per share:
Continuing operations	$(2.23)	(2.10)	$(5.89)	(4.23)
Discontinued operations	—	0.23	—	0.22
Net loss	$(2.23)	(1.87)	$(5.89)	(4.01)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(72,455)	(52,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	(2,921)
Amortization of subscriber accounts, dealer network and other intangible assets	185,415	193,625
Depreciation	6,329	7,788
Stock-based compensation	5,205	5,038
Deferred income tax expense	3,158	3,076
Gain on disposal of operating assets	—	(1,155)
Amortization of debt discount and deferred debt costs	8,063	7,751
Refinancing expense	9,348	4,468
Bad debt expense	7,855	7,036
Other non-cash activity, net	3,884	6,560
Changes in assets and liabilities:
Trade receivables	(7,906)	(7,203)
Prepaid expenses and other assets	717	(4,235)
Subscriber accounts - deferred contract costs	(2,080)	(1,181)
Payables and other liabilities	10,667	7,857
Operating activities from discontinued operations, net	—	20
Net cash provided by operating activities	158,200	173,950
Cash flows from investing activities:
Capital expenditures	(5,071)	(10,042)
Cost of subscriber accounts acquired	(160,117)	(205,050)
Cash paid for acquisition, net of cash acquired	—	(56,778)
Purchases of marketable securities	(5,036)	(24,448)
Proceeds from sale of marketable securities	12,909	48,616
Decrease (increase) in restricted cash	55	(42)
Proceeds from the disposal of operating assets	—	20,174
Net cash used in investing activities	(157,260)	(227,570)
Cash flows from financing activities:
Proceeds from long-term debt	1,249,000	749,550
Payments on long-term debt	(1,200,009)	(640,465)
Payments of financing costs	(16,711)	(6,477)
Purchases and retirement of common stock	(7,140)	(27,555)
Net cash provided by financing activities	25,140	75,053
Net increase in cash and cash equivalents	26,080	21,433
Cash and cash equivalents at beginning of period	5,577	12,612
Cash and cash equivalents at end of period	$31,657	34,045
Supplemental cash flow information:
State taxes paid, net	$2,759	3,491
Interest paid	73,521	71,180

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2015	$—	123	4	—	1,417,895	(1,078,315)	(14,938)	324,769
Net loss	—	—	—	—	—	(72,455)	—	(72,455)
Other comprehensive loss	—	—	—	—	—	—	(16,617)	(16,617)
Stock-based compensation	—	—	—	—	5,326	—	—	5,326
Value of shares withheld for minimum tax liability	—	—	—	—	(347)	—	—	(347)
Purchases and retirement of common stock	—	(4)	—	—	(7,136)	—	—	(7,140)
Balance at September 30, 2016	$—	119	4	—	1,415,738	(1,150,770)	(31,555)	233,536

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. ("MONI") is the primary, wholly owned, operating subsidiary of the Company.  On February 23, 2015, MONI acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition").

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 (the "2015 Form 10-K").

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

(3)    LiveWatch Acquisition

On February 23, 2015 ("the Closing Date"), MONI acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch acquisition was funded by borrowings from MONI's revolving credit facility, as well as cash contributions from Ascent Capital.

Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to MONI for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the prior periods presented and, accordingly, pro forma financial disclosures have not been presented.

(4)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of September 30, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	$—	$(348)	$3,419
Mutual funds (a)	74,400	2,628	—	77,028
Ending balance	$78,167	$2,628	$(348)	$80,447

	As of December 31, 2015
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$4,603	$—	$(1,288)	$3,315
Mutual funds (a)	83,333	824	(420)	83,737
Ending balance	$87,936	$824	$(1,708)	$87,052

(a)	Primarily consists of corporate bond funds.

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

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains	$—	$97	$244	$1,121
Gross realized losses	$26	$171	$236	$771
Total proceeds	$959	$17,612	$12,909	$48,616

(5)    Assets Held for Sale

As of September 30, 2016, the Company has $10,941,000 of land and buildings classified as Assets held for sale in the condensed consolidated balance sheet. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Interest payable	$27,800	$15,390
Income taxes payable	2,249	2,665
Legal accrual	864	379
LiveWatch acquisition retention bonus	4,312	—
Other	11,988	13,139
Total Other accrued liabilities	$47,213	$31,573

(7)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 7.8%	$77,286	$74,507
MONI 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	577,801	576,455
MONI term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% (6.50%) with an effective rate of 7.2%	1,067,899	—
MONI $295 million revolving credit facility, matures September 30 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% (5.00%) with an effective rate of 5.3%	46,073	—
MONI term loan, matures April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% (4.50%) with an effective rate of 5.1%	—	542,420
MONI term loan, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (4.25%) with an effective rate of 5.0%	—	394,938
MONI $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (4.75%) with an effective rate of 5.9%	—	131,048
	1,769,059	1,719,368
Less current portion of long-term debt	(11,000)	(5,500)
Long-term debt	$1,758,059	$1,713,868

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of September 30, 2016	As of December 31, 2015
Principal	$96,775	$96,775
Unamortized discount	(18,254)	(20,857)
Deferred debt costs	(1,235)	(1,411)
Carrying value	$77,286	$74,507

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $967,000 and $2,903,000 for the three and nine months ended September 30, 2016, respectively, compared to $1,035,000 and $3,105,000 for the three and nine months ended September 30, 2015, respectively. The Company amortized $958,000 and $2,779,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and nine months ended September 30, 2016, compared to $934,000 and $2,735,000 for three and nine months ended September 30, 2015.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of MONI’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Senior Notes. As of September 30, 2016 , the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $7,199,000.

Credit Facility

On September 30, 2016, MONI entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

MONI used the net proceeds from the new term loan to retire $403,784,000 of its existing term loan due in March 2018 and $543,125,000 of its existing term loan due in April 2022. Additionally, the Company retired its existing $315,000,000 revolving credit facility in the amount of $138,900,000.

On September 30, 2016, MONI borrowed $48,400,000 on the new Credit Facility revolver to fund its October 1, 2016 interest payment due under the Senior Notes of $26,691,000 as well as other refinancing fees.

As a result of the refinancing, MONI accelerated amortization of certain deferred financing costs and debt discounts related to the extinguished term loans, and expensed certain other refinancing costs. The components of the refinancing expense is reflected below (amounts in thousands):

For the Three and Nine Months Ended September 30, 2016
Accelerated amortization of deferred financing costs	$4,160
Accelerated amortization of debt discount	3,416
Other refinancing costs	1,772
Total refinancing expense	$9,348

As of September 30, 2016, the Credit Facility term loan has a principal amount of $1,100,000,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $48,400,000 as of September 30, 2016 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of September 30, 2016, $246,600,000 is available for borrowing under the Credit Facility revolver.

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

The Credit Facility is secured by a pledge of all of the outstanding stock of MONI and all of its existing subsidiaries and is guaranteed by all of MONI's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Credit Facility.

As of September 30, 2016, MONI has deferred financing costs and unamortized discounts, net of accumulated amortization, of $34,428,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loans, MONI has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.15%. See note 8, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2016, the Company was in compliance with all required covenants.

As of September 30, 2016, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2016	$2,750
2017	11,000
2018	11,000
2019	11,000
2020	692,775
2021	59,400
Thereafter	1,042,250
Total principal payments	$1,830,175
Less:
Unamortized deferred debt costs, discounts and premium, net	61,116
Total debt on condensed consolidated balance sheet	$1,769,059

(8)    Derivatives

MONI utilizes interest rate swap agreements to reduce the interest rate risk inherent in MONI's variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 9, Fair Value Measurements, for additional information about the credit valuation adjustments.

As of September 30, 2016, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$525,250,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
139,200,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,825,377	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,825,377	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, MONI negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the "Amended Swaps").  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, MONI simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $6,985,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive loss	$(4,284)	(10,784)	$(24,447)	(17,872)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,825)	(1,838)	$(5,446)	(5,465)
Ineffective portion of amount of gain (loss) recognized into Net loss (a)	$16	(142)	$(61)	(143)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Money market funds (a)	$1,050	—	—	$1,050
Investments in marketable securities (b)	80,447	—	—	80,447
Derivative financial instruments - liabilities	—	(32,511)	—	(32,511)
Total	$81,497	(32,511)	—	$48,986
December 31, 2015
Money market funds (a)	$2,242	—	—	$2,242
Investments in marketable securities (b)	87,052	—	—	87,052
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	$89,294	(13,470)	—	$75,824

(a)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(b)	Level 1 investments primarily consist of diversified corporate bond funds.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,769,059	$1,719,368
Fair value (a)	1,762,653	1,563,376

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)    Stockholders’ Equity

Common Stock

The following table presents the activity in the Series A Common Stock and Assent Capital's Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the nine months ended September 30, 2016:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2015	12,301,248	382,359
Conversion from Series B to Series A Shares	500	(500)
Issuance of stock awards	62,000	—
Restricted stock forfeitures and tax withholding	(34,668)	—
Repurchases and retirements of Series A shares	(389,179)	—
Balance at September 30, 2016	11,939,901	381,859

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive loss
As of December 31, 2015	$(508)	(884)	(13,546)	$(14,938)
Gain (loss) through Accumulated other comprehensive loss, net of income tax of $0	(780)	1,268	(24,447)	(23,959)
Reclassifications of loss into Net loss, net of income tax of $0	—	1,896	5,446	7,342
Net current period other comprehensive income (loss)	(780)	3,164	(19,001)	(16,617)
As of September 30, 2016	$(1,288)	2,280	(32,547)	$(31,555)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 4, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

(11)    Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of shares of Series A Common Stock and Series B Common Stock outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of shares of Series A Common Stock and Series B Common Stock outstanding and the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average Series A and Series B shares — basic and diluted	12,101,214	12,993,183	12,304,879	13,122,552

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For the three and nine months ended September 30, 2016, diluted shares outstanding excluded the effect of 332,403 potentially dilutive unvested restricted stock awards and performance stock units because their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2015, diluted shares outstanding excluded the effect of 766,059 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

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

MONI

The MONI segment is primarily engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing customer service and technical support. MONI outsources the sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, MONI is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

LiveWatch

LiveWatch is a Do-It-Yourself home security provider offering professionally monitored security services through a direct-to-consumer sales channel. LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising. When a customer initiates the process to obtain monitoring services, LiveWatch pre-configures the alarm monitoring system based on customer specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self-installs the equipment on-site and activates the monitoring service over the phone.

Other Activities

Other Activities primarily consists of Ascent Capital's corporate costs, including administrative and other activities not associated with the operation of the reportable segments.

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. Prior to the acquisition of LiveWatch in February 2015, Ascent Capital had one operating segment. Therefore, the LiveWatch segment only includes amounts incurred from the purchase date. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Three Months Ended September 30, 2016
Net revenue	$136,910	$5,855	$—	$142,765
Depreciation and amortization	$63,117	$1,123	$68	$64,308
Net loss from continuing operations before income taxes	$(15,238)	$(5,835)	$(4,033)	$(25,106)

	Three Months Ended September 30, 2015
Net revenue	$137,461	$4,385	$—	$141,846
Depreciation and amortization	$68,535	$1,140	$88	$69,763
Net loss from continuing operations before income taxes	$(13,879)	$(5,554)	$(5,902)	$(25,335)

	Nine Months Ended September 30, 2016
Net revenue	$413,180	$16,509	$—	$429,689
Depreciation and amortization	$188,146	$3,353	$245	$191,744
Net loss from continuing operations before income taxes	$(38,092)	$(16,167)	$(12,682)	$(66,941)

	Nine Months Ended September 30, 2015
Net revenue	$411,798	$10,007	$—	$421,805
Depreciation and amortization	$198,433	$2,690	$290	$201,413
Net loss from continuing operations before income taxes	$(27,822)	$(11,960)	$(9,717)	$(49,499)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Balance at September 30, 2016
Subscriber accounts, net of amortization	$1,382,961	$22,103	$—	$1,405,064
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,093,414	$64,120	$6,929	$2,164,463

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$76,858	$2,173,305

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired assets and businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent MONI's (as defined below) largest demographic;

•	uncertainties in the development of our business strategies, including MONI's increased direct marketing efforts and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
MONI's ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•	integration of acquired assets and businesses;

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which MONI and/or its dealers is subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

•
technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures, including the phase-out of 2G networks by cellular carriers;

•	the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of MONI's network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other MONI business partners;

•	the reliability and creditworthiness of MONI's independent alarm systems dealers and subscribers;

•	changes in MONI's expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of MONI to obtain future financing to grow its business;

•	MONI's high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2015 Form 10-K.

Overview

Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc ("MONI").

The MONI business provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On February 23, 2015 (the "Closing Date"), MONI acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). MONI monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that MONI services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  MONI defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  MONI considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream, this is also not a cancellation.  MONI adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to MONI the cost paid to acquire the contract. To help ensure the dealer’s obligation to MONI, MONI typically maintains a dealer funded holdback reserve ranging from 5-10% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended September 30, 2016 and 2015:

	Twelve Months Ended September 30,
	2016		2015
Beginning balance of accounts	1,091,627		1,056,734
Accounts acquired	136,414		189,590
Accounts canceled	(150,091)		(145,181)
Canceled accounts guaranteed by dealer and other adjustments (a)	(18,316)	(b)	(9,516)
Ending balance of accounts	1,059,634		1,091,627
Monthly weighted average accounts	1,079,100		1,078,367
Attrition rate - Unit	13.9%		13.5%
Attrition rate - RMR (c)	12.2%		13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 10,488 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2016 and 2015 was 13.9% and 13.5%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where MONI purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended September 30, 2016 and 2015 was 13.3% and 12.5%, respectively.

MONI analyzes its attrition by classifying accounts into annual pools based on the year of acquisition.  MONI then tracks the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended September 30, 2016 and 2015, MONI acquired 32,570 and 44,776 subscriber accounts, respectively. During the nine months ended September 30, 2016 and 2015, MONI acquired 99,065 and 151,592 subscriber accounts, respectively. Accounts acquired for the nine months ended September 30, 2016 reflect bulk buys of approximately 6,700 accounts, respectively. Accounts acquired for the three months ended September 30, 2015 includes bulk buys of approximately 600 accounts. Accounts acquired for the nine months ended September 30, 2015 includes bulk buys of approximately 1,800 accounts and 31,919 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended September 30, 2016 and 2015 was $1,545,000 and $2,094,000, respectively. RMR acquired during the nine months ended September 30, 2016 and 2015 was $4,603,000 and $6,468,000, respectively. RMR acquired for the nine months ended September 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA."  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), stock-based compensation, and other non-cash or nonrecurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, to fund its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results, perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which MONI's covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Pre-SAC Adjusted EBITDA

LiveWatch is a direct-to-consumer business, and as such recognizes certain revenue and expenses associated with subscriber acquisition (subscriber acquisition costs, or "SAC"). This is in contrast to MONI, which capitalizes payments to dealers to acquire accounts. "Pre-SAC Adjusted EBITDA" is a measure that eliminates the impact of acquiring accounts at the LiveWatch business that is recognized in operating income. Pre-SAC Adjusted EBITDA is defined as total Adjusted EBITDA excluding LiveWatch's SAC and the related revenue. We believe Pre-SAC Adjusted EBITDA is a meaningful measure of the Company's financial performance in servicing its customer base. Pre-SAC Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Pre-SAC Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Pre-SAC Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$142,765	141,846	$429,689	421,805
Cost of services	29,049	28,245	86,161	81,015
Selling, general, and administrative	32,897	31,362	97,148	88,643
Amortization of subscriber accounts, dealer network and other intangible assets	62,156	66,958	185,415	193,625
Interest expense	(31,794)	(31,466)	(94,805)	(92,140)
Income tax expense from continuing operations	(1,927)	(1,989)	(5,514)	(5,996)
Net loss from continuing operations	(27,033)	(27,324)	(72,455)	(55,495)
Net loss	(27,033)	(24,330)	(72,455)	(52,574)

Adjusted EBITDA (a)
MONI business Adjusted EBITDA	$86,795	88,277	$262,454	269,918
Corporate Adjusted EBITDA	(1,852)	(1,961)	(5,446)	(5,340)
Total Adjusted EBITDA	$84,943	86,316	$257,008	264,578
Adjusted EBITDA as a percentage of Net revenue
MONI business	60.8%	62.2%	61.1%	64.0%
Corporate	(1.3)%	(1.4)%	(1.3)%	(1.3)%

Pre-SAC Adjusted EBITDA (b)
MONI business Pre-SAC Adjusted EBITDA	$92,318	92,584	$277,622	278,834
Corporate Pre-SAC Adjusted EBITDA	(1,852)	(1,961)	(5,446)	(5,340)
Total Pre-SAC Adjusted EBITDA	$90,466	90,623	$272,176	273,494
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)
MONI business	65.2%	65.8%	65.1%	66.6%
Corporate	(1.3)%	(1.4)%	(1.3)%	(1.3)%

(a)	See reconciliation of net loss from continuing operations to Adjusted EBITDA below.
(b)    See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue, as reported	$142,765	141,846	$429,689	421,805
LiveWatch revenue related to SAC	(1,125)	(1,172)	(3,300)	(2,839)
Pre-SAC net revenue	$141,640	140,674	$426,389	418,966

Net revenue.  Net revenue increased $919,000, or 0.6%, and $7,884,000, or 1.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, for the nine months ended September 30, 2016, the inclusion of a full first quarter's impact of LiveWatch revenue, compared to corresponding prior year periods.  Average monthly revenue per subscriber increased from $41.63 as of September 30, 2015 to $42.84 as of September 30, 2016.

Cost of services.  Cost of services increased $804,000, or 2.8%, and $5,146,000, or 6.4%, for the three and nine months ended September 30, 2016, respectively as compared to the corresponding prior year periods.  The increase for the three months ended September 30, 2016 is attributable to increased field service costs due to a higher volume of retention jobs being completed in the quarter. The increase for the nine months ended September 30, 2016 is attributable to higher cellular costs with more subscribers taking on interactive and home automation services, increased lead generation fees at MONI and higher subscriber acquisition costs seen at LiveWatch related to a full first quarter impact in 2016 and an increase in new account production. LiveWatch's subscriber acquisition costs include expensed equipment costs associated with the creation of new subscribers of $2,132,000 and $6,466,000 for three and nine months ended September 30, 2016, respectively, as compared to $2,210,000 and $4,666,000 for the three and nine months ended September 30, 2015, respectively. Cost of services as a percent of net revenue increased from 19.9% for the three months ended September 30, 2015 to 20.3% for the three months ended September 30, 2016, and increased from 19.2% for the nine months ended September 30, 2015 to 20.1% for the nine months ended September 30, 2016, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $1,535,000 or 4.9% and $8,505,000, or 9.6%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.  The increases are attributable to subscriber acquisition costs incurred at LiveWatch, increased salaries, wages and benefits and rebranding expense at MONI. LiveWatch's subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, was $4,515,000 and $12,002,000 for the three and nine months ended September 30, 2016, respectively, as compared to $3,269,000 and $7,089,000 for the three and nine months ended September 30, 2015, respectively. The increase is attributable to an increase in new account production and, for the nine months ended September 30, 2016, the impact of a full first quarter of costs being incurred as compared to the corresponding prior year period. SG&A as a percent of net revenue increased from 22.1% and 21.0% for the three and nine months ended September 30, 2015, respectively, to 23.0% and 22.6% for the three and nine months ended September 30, 2016, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $4,802,000 and $8,210,000, or 7.2% and 4.2% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the third quarter of 2015, which have a lower rate of amortization in 2016 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to September 30, 2015.

Interest expense.  Interest expense increased $328,000 and $2,665,000 for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the refinancing of MONI's Credit Facility term loans in April of 2015.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $25,106,000 and $66,941,000 and income tax expense of $1,927,000 and $5,514,000 for the three and nine months ended September 30, 2016, respectively.  The Company had pre-tax loss from continuing operations of $25,335,000 and $49,499,000 and income tax expense of $1,989,000 and $5,996,000 for the three and nine months ended September 30, 2015, respectively.  Income tax expense for the three and nine months ended September 30, 2016 and 2015 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's recent business acquisitions.

Net loss from continuing operations. The Company had net loss from continuing operations of $27,033,000 and $72,455,000 for the three and nine months ended September 30, 2016, respectively, as compared to $27,324,000 and $55,495,000 for the three and nine ended September 30, 2015, respectively. The increase in net loss from continuing operations for the nine months ended September 30, 2016 is primarily attributable to an increase in costs incurred under the Company's Radio Conversion Program of $13,395,000, as well as the impacts discussed above.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss from continuing operations	(27,033)	(27,324)	$(72,455)	(55,495)
Amortization of subscriber accounts, dealer network and other intangible assets	62,156	66,958	185,415	193,625
Depreciation	2,152	2,805	6,329	7,788
Stock-based compensation	1,760	1,856	5,205	5,038
Radio conversion costs	1,263	3,570	17,938	4,543
LiveWatch acquisition related costs	—	—	—	946
LiveWatch acquisition contingent bonus charges	1,104	1,291	3,096	3,086
MONI headquarters relocation costs	—	720	—	720
Reduction in force separation costs	—	—	245	—
Rebranding marketing program	602	—	839	—
Software implementation/integration	418	—	418	—
Other-than-temporary impairment losses on marketable securities	—	3,764	1,904	3,764
Interest income	(548)	(779)	(1,593)	(2,041)
Interest expense	31,794	31,466	94,805	92,140
Refinancing expense	9,348	—	9,348	4,468
Income tax expense from continuing operations	1,927	1,989	5,514	5,996
Adjusted EBITDA	84,943	86,316	257,008	264,578
Gross subscriber acquisition cost expenses	6,648	5,479	18,468	11,755
Revenue associated with subscriber acquisition cost	(1,125)	(1,172)	(3,300)	(2,839)
Pre-SAC Adjusted EBITDA	$90,466	90,623	$272,176	273,494

Adjusted EBITDA decreased $1,373,000, or 1.6%, and $7,570,000 or 2.9% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.  The decrease is primarily due to increases in LiveWatch's subscriber acquisition costs, net of related revenue, associated with growth in new RMR production. These costs went from $4,307,000 and $8,916,000 for the three and nine months ended September 30, 2015, respectively, to $5,523,000 and $15,168,000 for the three and nine months ended September 30, 2016, respectively.

Pre-SAC Adjusted EBITDA decreased $157,000, or 0.2%, for the three months ended September 30, 2016, and $1,318,000, or 0.5% for the nine months ended September 30, 2016, as compared to the corresponding prior year periods.

MONI's consolidated Adjusted EBITDA was $86,795,000 and $262,454,000 for the three and nine months ended September 30, 2016, respectively, as compared to $88,277,000 and $269,918,000 for the three and nine months ended September 30, 2015, respectively. MONI's consolidated Pre-SAC Adjusted EBITDA was $92,318,000 and $277,622,000 for the three and nine months ended September 30, 2016, respectively, as compared to $92,584,000 and $278,834,000 for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

At September 30, 2016, we had $31,657,000 of cash and cash equivalents and $80,447,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of MONI.  During the nine months ended September 30, 2016 and 2015, our cash flow from operating activities was $158,200,000 and $173,950,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2016 and 2015, the Company used cash of $160,117,000 and $205,050,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2016 and 2015, the Company used cash of $5,071,000 and $10,042,000, respectively, to fund its capital expenditures.

In 2015, MONI paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from MONI's expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On September 30, 2016, MONI entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

MONI used the net proceeds from the new term loan to retire $403,784,000 of its existing term loan due in March 2018 and $543,125,000 of its existing term loan due in April 2022. Additionally, the Company retired its existing $315,000,000 revolving credit facility in the amount of $138,900,000.

On September 30, 2016, MONI borrowed $48,400,000 on the new Credit Facility revolver to fund its October 1, 2016 interest payment due under the Senior Notes of $26,691,000 as well as other refinancing fees.

During the nine months ended September 30, 2016 and 2015, the Company purchased 389,179 and 854,029 shares of Ascent Capital's Series A common stock pursuant to the share repurchase authorizations for approximately $7,140,000 and $27,555,000, respectively. These repurchased shares were all canceled and returned to the status of authorized and unissued. As of September 30, 2016 the remaining availability under the Company's share repurchase authorizations will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B common stock, par value $0.01 per share ("Series B Common Stock"), under the remaining availability of the share repurchase authorizations.

The existing long-term debt of the Company at September 30, 2016 includes the principal balance of $1,830,175,000 under its Convertible Notes, Senior Notes, Credit Facility term loan, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of September 30, 2016 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2016 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $1,100,000,000 as of September 30, 2016 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022.  The Credit Facility revolver has an outstanding balance of $48,400,000 as of September 30, 2016 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, MONI, which is to grow through the acquisition of subscriber accounts. In 2014, MONI implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, MONI could incur incremental costs of up to $1,000,000 for the remainder of 2016. We considered the expected cash flow from MONI, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of MONI's Credit Facility revolver, under which MONI could borrow an additional $246,600,000 as of September 30, 2016.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the MONI's Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Due to the terms of our debt obligations, we have exposure to changes in interest rates related to these debt obligations.  MONI uses derivative financial instruments to manage the exposure related to the movement in interest rates.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2016.  Debt amounts represent principal payments by maturity date as of September 30, 2016.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2016	$—	$2,750	$—	$2,750
2017	—	11,000	—	11,000
2018	8,722	11,000	—	19,722
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	59,400	—	59,400
Thereafter	23,789	1,042,250	—	1,066,039
Total	$32,511	$1,148,400	$681,775	$1,862,686

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and three interest rate swaps with a maturity date of April 9, 2022.  As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.15%.  See notes 7, 8 and 9 to our condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended September 30, 2016.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/2016 - 7/31/2016	314	(2)	$15.14	—
8/1/2016 - 8/31/2016	539	(2)	21.26	—
9/1/2016 - 9/30/2016	4,490	(2)	22.53	—
Total	5,343		$21.97	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of September 30, 2016, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of September 30, 2016, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Amendment No. 6 to the Credit Agreement, dated September 30, 2016 (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016 (File No. 001-34176)).

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

ASCENT CAPITAL GROUP, INC.

Date:	November 8, 2016	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, Chief Executive Officer, and President

Date:	November 8, 2016	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Amendment No. 6 to the Credit Agreement, dated September 30, 2016 (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016 (File No. 001-34176)).

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