Form 10-K
period 2016-12-31
Ascent Capital Group, Inc.
filed 2017-03-08
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Series B Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company).
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2016, was approximately $130.0 million.

The number of shares outstanding of Ascent Capital Group, Inc.'s common stock as of February 15, 2017 was:
 Series A common stock 11,967,387 shares; and Series B common stock 381,859 shares.
 Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

1

ASCENT CAPITAL GROUP, INC.
2016 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

On July 7, 2011, Ascent Media Corporation merged with its direct wholly-owned subsidiary, Ascent Capital Group, Inc. ("Ascent Capital", the "Company", "we, "us" and "our"), for the purpose of changing its name to Ascent Capital Group, Inc. Ascent Capital was incorporated in the state of Delaware on May 29, 2008 as a wholly-owned subsidiary of Discovery Holding Company ("DHC"), a subsidiary of Discovery Communications, Inc. On September 17, 2008, Ascent Capital was spun off from DHC and became an independent, publicly traded company. The spin-off was intended to qualify as a tax-free transaction.

At December 31, 2016, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. ("MONI"), investments in marketable securities, real estate properties and cash and cash equivalents. On August 16, 2013, MONI acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, MONI acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-customer sales channel (the "LiveWatch Acquisition").

At December 31, 2016, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $77,825,000 and $12,319,000, respectively.

In 2016, Monitronics International, Inc. unveiled its new brand name, MONI. The new MONI brand will be marketed directly to consumers and supported by direct-to-consumer sales and customer support. The brand was designed to allow custom solutions to flow directly into the home as well as providing dealers with national marketing, sales and customer service support.

MONI provides security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada. MONI monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing interactive and home automation services.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through its exclusive nationwide network of independent dealers or through LiveWatch.

On September 30, 2016, MONI entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement" and together with Amendment No. 6, the "Credit Facility")). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver.

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

Factors relating to the Company and its consolidated subsidiaries:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent MONI's largest demographic;

•	uncertainties in the development of our business strategies, including MONI's increased direct marketing efforts and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
MONI's ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•	integration of acquired assets and businesses;

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which MONI and/or its dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

•
technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures, including the phase-out of 2G networks by cellular carriers;

•	the trend away from the use of public switched telephone network lines and the resultant increase in servicing costs associated with alternative methods of communication;

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

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2016 and 2015, MONI and LiveWatch.  For more information, see below and our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets as of December 31, 2016 consisted of our wholly-owned operating subsidiary, MONI, investments in marketable securities, real estate properties, and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

The owned real property is recorded as assets "held for sale" on the Consolidated Balance Sheets. The Company has recently signed agreements to sell both of its office space properties in California and in the United Kingdom, as explained further in Item 2 of this Annual Report. Both agreements are expected to close in first half of 2017.

MONI and Subsidiaries

Through our wholly-owned subsidiary, MONI, we are one of the largest security alarm monitoring companies in North America, with over one million customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. We offer:

•	monitoring services for alarm signals arising from burglaries, fires, medical alerts and other events through security systems at our customers' premises;

•
a comprehensive platform of home automation services, including, among other things, remote activation and control of security systems, support for video monitoring, flood sensors, automated garage door and door lock capabilities and thermostat integration, with mobile device accessibility provided through our proprietary mobile notification system (such services collectively referred to as "HomeTouch");

•	hands‑free two‑way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and HomeTouch.

MONI was incorporated in 1994 and is headquartered in Farmers Branch, Texas.

MONI Operations

Unlike many of its national competitors, MONI primarily outsources its sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, MONI is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis. We also generate additional revenue as our customers bundle our HomeTouch services with their traditional monitoring services.

MONI generates incremental revenue by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2016, MONI provided contract monitoring services for approximately 78,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

MONI's authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2016, MONI acquired alarm monitoring contracts from more than 430 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. MONI has the ability to monitor a variety of signals from nearly all types of residential security systems.

MONI generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and MONI has a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, MONI seeks to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, MONI conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•	background checks on the dealer, including lien searches to the extent applicable; and

•	a review of the dealer's licensing status and creditworthiness.

Once a dealer is approved and signed as a MONI authorized dealer, the primary steps in creating an account are as follows:

1.              Dealer sells an alarm system to a homeowner or small business.
2.              Dealer installs the alarm system, which is monitored by MONI's central monitoring center, trains the customer on its use, and receives a signed three to five year contract for monitoring services.
3.              Dealer presents the account to MONI for acquisition.
4.              MONI performs diligence on the alarm monitoring account to validate quality.
5.              MONI acquires the customer contract at a formula-based cost.

MONI believes its ability to maximize its return on invested capital is largely dependent on the quality of the accounts acquired.  MONI conducts a review of each account to be acquired through its dealer network.  This process typically includes:

•	subscriber credit score reviews;

•	telephone surveys to confirm satisfaction with the installation and security systems;

•	an individual review of each alarm monitoring contract;

•	confirmation that the customer is a homeowner; and

•	confirmation that each security system is monitored by MONI's central monitoring station prior to origination.

MONI generally acquires each new customer account at a cost based on a multiple of the account's monthly recurring revenue. MONI's dealer contracts generally provide that if a customer account acquired by MONI is terminated within the first 12 months, the dealer must replace the account or refund the cost paid by MONI. To secure the dealer’s obligation, MONI typically holds back a percentage of the cost paid for the account.

MONI believes that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last five calendar years, the average credit score of accounts acquired by MONI was 715 or higher on the FICO scale.

Approximately 94% of MONI's subscribers are residential homeowners and the remainder is small commercial accounts. MONI believes that by focusing on residential homeowners, rather than renters, it can reduce attrition, because homeowners relocate less frequently than renters.

MONI provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Farmers Branch, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  MONI's central monitoring station has also received the Central Station Alarm Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

MONI has a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at its primary monitoring and customer care center. A third party outsourcer in Mexico provides telephone support for Spanish-speaking subscribers.

MONI's telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal is delivered to the operator's computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  MONI never dispatches its own personnel to the subscriber's premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, MONI will contract with an independent third party responder if available in that area.

MONI seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. MONI's has a proprietary centralized information system that enables it to satisfy over 90% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, MONI relies on its nationwide network of independent service dealers and over 75 employee field service technicians to provide such service.  MONI closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2016, MONI dispatched approximately 330 independent service dealers around the country to handle its field service.

LiveWatch Operations

LiveWatch is a leading DIY home security provider offering professionally monitored security services through a direct-to-consumer sales channel. Similar to MONI, LiveWatch is an asset-light business and geographically unconstrained. LiveWatch customers self‑install security and home automation hardware that is shipped to them by LiveWatch. LiveWatch then professionally monitors all of these self‑installed systems. LiveWatch generates subscriber contracts through leads from direct response marketing, where MONI primarily generates subscriber contracts from a dealer network with local market presence.

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

LiveWatch has operations in central Kansas and a satellite office in Evanston, Illinois.
Intellectual Property

MONI has a registered service mark for the Monitronics name and a service mark for the Monitronics logo. MONI also holds registered service marks for "HomeTouch" and "MONI." LiveWatch has a registered service mark for the LiveWatch name and a service mark for the LiveWatch logo. We own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to the "ASAPer" system employed by LiveWatch, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Sales and Marketing

General

With the rebranding efforts beginning in 2016 and continuing through early 2017, MONI will continue to market the new brand directly to consumers through national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with its nationwide network of authorized dealers, is an effective way for MONI to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with MONI's nationally marketed brand, accompanied with its high quality service and support, MONI is able to cost-effectively provide local services and take advantage of economies of scale where appropriate.

MONI's dealer network provides for the acquisition of subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to MONI. The dealer then submits this monitoring agreement for MONI's due diligence review.

LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

Dealer Network Development

MONI remains focused on expanding its network of independent authorized dealers. To do so, MONI has established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the MONI brand name in their sales and marketing activities and on the products they sell and install. MONI authorized dealers benefit from their affiliation with MONI and its national reputation for high customer satisfaction, as well as the support they receive from MONI. MONI also provides authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers, including alarm systems labeled with the MONI logo.  MONI also makes available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to its authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, MONI employs sales representatives to promote its authorized dealer program, find account acquisition opportunities and sell MONI monitoring services. MONI targets independent alarm dealers across the U.S. that can benefit from the MONI dealer program services and can generate high quality monitoring customers for MONI. MONI uses a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing. MONI has experienced success in implementing initiatives designed to improve lead sourcing for our dealers and for direct‑to‑consumer sales. Providing internally sourced leads to dealers strengthens our dealer relationships and serves as another mechanism for driving customer base growth. MONI has been named as an exclusive partner with several nationally recognized brands.

Dealer Marketing Support

MONI offers its authorized dealers an extensive marketing support program. MONI focuses on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•sales brochures and flyers;
•yard signs;
•window decals;
•customer forms and agreements;
•sales presentation binders;
•door hangers;
•lead boxes;
•vehicle graphics;
•trade show booths; and
•clothing bearing the MONI brand name.

These materials are made available to dealers at prices that MONI's management believes would not be available to dealers on an individual basis.

MONI's sales materials promote both the MONI brand and the dealer's status as a MONI authorized dealer. Dealers often sell and install alarm systems which display the MONI logo and telephone number, which further strengthens consumer recognition of their status as MONI authorized dealers. Management believes that the dealers' use of the MONI brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers' credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing

MONI's dealers typically introduce customers to MONI in the home when describing MONI's central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that MONI is responsible for all their monitoring and customer service needs.  The customer's awareness and identification of the MONI's brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed above. All materials provided in the dealer model focus on the MONI brands and the role of MONI as the single source of support for the customer.

Negotiated Account Acquisitions

In addition to the development of MONI's dealer network, MONI periodically acquires alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. MONI's management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner. With the rebranding efforts, MONI will also begin using its own sales force and internal employee technicians to acquire subscriber alarm monitoring agreements and complete alarm system installations.

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

We continually evaluate acquisition and investment opportunities that we believe offer the opportunity for attractive returns on equity. In evaluating potential acquisition and investment candidates we consider various factors, including among other things:

•	opportunities that strategically align with our existing operations;
•financial characteristics, including recurring revenue streams and free cash flow;
•growth potential;

•	potential return on investment incorporating appropriate financial leverage, including the target's existing indebtedness and opportunities to restructure some or all of that indebtedness;
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

MONI Strategy

MONI's goal is to maximize return on invested capital, which it believes can be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration.

MONI seeks to capitalize on what it views as the current limited market penetration in security services and grow its existing customer base through the following initiatives:

•	continue to develop its leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage its acquisition of LiveWatch to competitively secure new DIY customers without significantly altering its existing asset‑light business model;

•	further develop internal lead sourcing through additional partnership opportunities to support existing direct marketing and acquisitions through its dealer program;

•	increase HomeTouch, home integration and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

Proactively Manage Customer Attrition

Customer attrition has historically been reasonably predictable and MONI regularly identifies and monitors the principal drivers thereof, including its customers' credit scores, which MONI believes are the strongest predictors of retention. MONI seeks to maximize customer retention by consistently offering high quality automated home monitoring services and increasing the average life of acquired AMAs through the following initiatives:

•	maintain the high quality of its customer base by continuing to implement its highly disciplined AMA acquisition program;

•
continue to motivate its dealers to obtain only high‑quality accounts through incentives built into purchase multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	capitalize on its lead generation initiatives to supply high quality leads with strong retention indicators to its dealers;

•	prioritize the inclusion of HomeTouch services in the AMAs its purchases, which it believes increases customer retention;

•	proactively identifying customers "at‑risk" for attrition through new technology initiatives, including statistical analysis of "big data";

•	provide high quality customer service on the telephone and in the field;

•
continue to implement initiatives to reduce core attrition, which include interactive voice recognition software, more effective initial on‑boarding of customers and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in its cost structure, MONI believes it will continue to experience high Pre-SAC Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. In addition, MONI optimizes the rate of return on investment by managing subscriber acquisition costs ("SAC"), or the costs of acquiring an account. Subscriber acquisition costs, whether capitalized or expensed, include the costs to acquire alarm monitoring contracts from MONI's dealers, LiveWatch's equipment costs and certain sales and marketing costs. MONI believes its cash flows may also benefit from its continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  For a discussion of Adjusted EBITDA and Pre-SAC EBITDA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Grow Distribution Channels

MONI plans to expand AMA acquisitions by targeting new dealers from whom it expects to generate high quality customers. MONI believes that by providing dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on‑line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers, it is able to attract and partner with dealers that will succeed in MONI's existing dealer network. Additionally, MONI expects its recent focus on internal lead sourcing and lead sourcing driven by relationships with third parties to contribute to the growth of its dealer network. MONI will also continue to explore opportunities to leverage internally sourced leads, including through LiveWatch. MONI also consistently offer what MONI views as competitive rates for account acquisition. MONI believes these strategies support an entrepreneurial culture at the dealer level and allow us to capitalize on the considerable local market knowledge, goodwill and name recognition of its dealers.

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see "ITEM 1A. RISK FACTORS."

Industry; Competition

The security alarm industry is highly competitive and fragmented. Our competitors include two other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations in the telecommunications or cable businesses. Our significant competitors for obtaining customer AMA's are:

•	The ADT Corporation ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services;

•	Vector Security, Inc.;

•	Comcast Corporation and

•	AT&T Inc.

On May 2, 2016 ADT announced the successful completion of a previously announced merger with Prime Security Services Borrow, LLC (with its subsidiaries, Protection One). Despite this merger, the security alarm industry has remained highly competitive and has not experienced any material change to market concentration. Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of our services, and our relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as MONI, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to that of MONI.  In these instances, MONI must also compete with these programs in recruiting dealers.  MONI believes it competes effectively with other dealer programs due to the quality of its dealer support services and its competitive acquisition terms.  Our significant competitors for recruiting dealers are:

•	ADT;

•	Central Security Group, Inc.;

•	Guardian Protection Services, Inc. and

•	Vector Security, Inc.

Seasonality

MONI's operations are subject to a certain level of seasonality.  Since more household moves take place during the second and third calendar quarters of each year, MONI's disconnect rate and expenses related to retaining customers are typically higher in those calendar quarters than in the first and fourth quarters.  There is also a slight seasonal effect resulting in higher new customer volume and related cash expenditures incurred in investment in new subscribers in the second and third quarters.

Regulatory Matters

MONI's operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities including federal and state customer protection laws. In certain jurisdictions, MONI is required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

Enhanced Call Verification has been implemented as standard policy by MONI.

Security alarm systems monitored by MONI utilize telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

For additional information on the regulatory frame work in which MONI operates, please see "ITEM 1A. RISK FACTORS — Factors Relating to Regulatory Matters."

Employees

At December 31, 2016, Ascent Capital, together with its subsidiaries, had over 1,370 full-time employees and over 80 part-time employees, all of which are located in the U.S.

(d)  Financial Information About Geographic Areas

MONI and its subsidiaries provide monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

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

Factors Relating to MONI

MONI faces risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire an alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber's credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, MONI's business and results of operations could be adversely affected.

MONI's customer generation strategies and the competitive market for customer accounts may affect its future profitability.

A significant element of MONI's business strategy is the generation of new customer accounts through its dealer network, excluding accounts acquired in the LiveWatch Acquisition, which accounted for a substantial portion of MONI's new customer accounts for the year ended December 31, 2016. MONI's future operating results will depend in large part on its ability to manage its generation strategies effectively. Although MONI currently generates accounts through hundreds of authorized dealers, a significant portion of its accounts originate from a smaller number of dealers. MONI experiences loss of dealers from its dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If MONI experiences a loss of dealers representing a significant portion of its account generation engine or if MONI is unable to replace or recruit dealers in accordance with its business plans, MONI's business, financial condition and results of operations could be materially and adversely affected.

MONI relies on a significant number of its subscribers remaining with it for an extended period of time.

MONI incurs significant upfront costs for each new subscriber. MONI requires a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, MONI's long-term performance is dependent on MONI's subscribers remaining with it for as long as possible. This requires MONI to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, prolonged downturns in the housing market, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions, conversion of wireless spectrums and the affordability of MONI's service. If MONI fails to keep its subscribers for a sufficiently long period of time, attrition rates would be higher than expected and MONI's financial position and results of operations could be materially and adversely affected. In addition, MONI may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to MONI's authorized dealer program.

MONI is subject to credit risk and other risks associated with its subscribers.

Substantially all of MONI's revenues are derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, MONI is dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally prohibited from canceling the alarm monitoring contract for the initial term of the alarm monitoring contract (typically between three and five years), subscribers' payment obligations are unsecured, which could impair MONI's ability to collect any unpaid amounts from its subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, MONI's business and results of operations could be materially and adversely affected.

MONI is subject to credit risk and other risks associated with its dealers.

Under the standard alarm monitoring contract acquisition agreements that MONI enters into with its dealers, if a subscriber terminates their service with MONI during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating MONI in an amount based on the original acquisition cost of the terminating alarm monitoring contract. MONI is subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although MONI withholds specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, MONI is also subject to the credit risk that the dealers may not have sufficient funds to compensate MONI or that any such dealer will otherwise breach its obligation to compensate MONI for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, MONI's financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of MONI's accounts originate from a smaller number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of MONI's accounts, MONI's financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

An inability to provide the contracted monitoring service could adversely affect MONI's business.

A disruption to the main monitoring facility, the back-up monitoring facility and/or third party monitoring facility could affect MONI's ability to provide alarm monitoring services to its subscribers. MONI's main monitoring facility holds UL listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that MONI's main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that MONI's back-up or third party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on MONI's business.

MONI relies on third parties to transmit signals to its monitoring facilities and provide other services to its subscribers.

MONI relies on various third party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect MONI's ability to provide alarm monitoring, home automation and interactive services to its subscribers. MONI also relies on third party technology companies to provide home automation and interactive services to its subscribers, including video surveillance services. These technology companies could fail to provide these services consistently, or at all, which could result in MONI's inability to meet customer demand and damage its reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facilities or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on MONI's business. See also "Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact MONI's business and require significant capital expenditures" below with respect to risks associated with changes in signal transmissions.

MONI's reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in customer service.

MONI's business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Its reputation may be harmed either through product defects, such as the failure of one or more of its subscribers' alarm systems, or shortfalls in customer service. Subscribers generally judge MONI's performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers' expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to MONI's reputation or subscriber relationships caused by the actions of its dealers, personnel or third party service providers or any other factors could have a material adverse effect on its business, financial condition and results of operations.

Privacy concerns, such as consumer identity theft and security breaches, could hurt MONI's reputation and revenues.

As part of its operations, MONI collects a large amount of private information from its subscribers, including social security numbers, credit card information, images and voice recordings. Unauthorized parties may attempt to gain access to MONI's systems or facilities by, among other things, hacking into MONI's systems or facilities or those of MONI's customers, partners or vendors. In addition, the techniques used to gain such access to MONI's information technology systems, MONI's data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. If MONI were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, MONI may experience a general decline in consumer confidence in its business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use MONI's services because of concerns over data privacy or credit card fraud, MONI's ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of its network, boost general consumer confidence in its business, or prevent credit card fraud and identity theft, MONI may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in MONI's business or additional capital expenditure requirement could have a material adverse effect on its business, financial condition and results of operations.

Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact MONI's business and require significant capital expenditures.

Substantially all of MONI's subscriber alarm systems use either cellular service or traditional land-line to communicate alarm signals from the subscribers’ locations to its monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require MONI to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. One of the nation's largest cellular carriers, AT&T, shut down its 2G cellular network in January 2017. During 2014, MONI implemented a program (the "Radio Conversion Program") to upgrade subscribers' alarm monitoring systems that communicate across the AT&T 2G network that was discontinued.  In connection with the Radio Conversion Program, MONI incurred costs of $18,422,000, $14,369,000 and $1,113,000 for the years ending December 31, 2016, 2015 and 2014, respectively. As of January 31, 2017, MONI had approximately 11,000 customers that had not been converted and therefore are no longer able to communicate with the central monitoring center. While we will continue to attempt to contact these customers many of them may not respond and may ultimately cancel their service. In the future, MONI may not be able to successfully implement new technologies or adapt existing technologies to changing market demands in the future. If MONI is unable to adapt timely to changing technologies, market conditions or customer preferences, its business, financial condition, results of operations and cash flows could be materially and adversely affected.

MONI's business is subject to technological innovation over time.

MONI's monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers' premises. MONI may be required to implement new technology both to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures. In addition, the availability of any new features developed for use in MONI's industry (whether developed by MONI or otherwise) can have a significant impact on a subscriber’s initial decision to choose MONI's or its competitor’s products and a subscriber's decision to renew with MONI or switch to one of its competitors. To the extent its competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by MONI may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to MONI in this respect. If MONI is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect its business by increasing its rate of subscriber attrition. MONI also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new alarm monitoring contracts.

The high level of competition in MONI's industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2016, MONI was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. MONI faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices to customers for monitoring services. In addition, two of our larger competitors, ADT and Protection One, Inc., combined into a single company in a transaction that closed in May 2016. MONI also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, MONI is facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over MONI, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to MONI, thus slowing its rate of growth, or requiring it to increase the price paid for subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

MONI has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

MONI has a significant amount of indebtedness.  As of December 31, 2016, MONI had principal indebtedness of $1,142,050,000 related to term loans maturing in September 2022 and a revolving credit facility maturing in September 2021, both under the Credit Facility, as well as $585,000,000 of 9.125% senior notes (the "Senior Notes") due April 2020. At December 31, 2016, MONI also had outstanding a 12.5% intercompany promissory note of $12,000,000 due to Ascent Capital in October 2020. That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•
make it more difficult for MONI to satisfy its obligations with respect to its existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing its indebtedness could result in an event of default under such agreements;

•
require MONI to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under its indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;

•	limit MONI's ability to obtain additional financing required to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•	expose MONI to market fluctuations in interest rates;

•	place MONI at a competitive disadvantage compared to some of its competitors that are less leveraged;

•	reduce or delay investments and capital expenditures; and

•	cause any refinancing of MONI's indebtedness to be at higher interest rates and require MONI to comply with more onerous covenants, which could further restrict its business operations.

The agreements governing MONI's various debt obligations, including its Credit Facility and the indenture governing the Senior Notes, impose restrictions on its business and the business of its subsidiaries and such restrictions could adversely affect MONI's ability to undertake certain corporate actions.

The agreements governing MONI's indebtedness restrict its ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of its capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates, including Ascent Capital;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	make capital expenditures in excess of certain annual limits;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of alarm monitoring contracts;

•	make certain amendments to its organizational documents;

•	make changes in the nature of its business;

•	enter into certain burdensome agreements;

•	make accounting changes;

•	use proceeds of loans to purchase or carry margin stock; and

•	prepay its senior unsecured notes.

In addition, MONI also must comply with certain financial covenants under the Credit Facility that require it to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.25 to 1.00, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires MONI to maintain a consolidated senior secured Eligible RMR leverage ratio (as defined in the Credit Facility) of no more than 31.0 to 1.00 and a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 31.5 to 1.00, each calculated quarterly on a trailing twelve-month basis. If MONI cannot comply with any of these financial covenants, or if MONI or any of its subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and MONI may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit its ability to manage its working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of MONI's indebtedness.

We may be unable to obtain future financing on terms acceptable to MONI or at all, which may hinder MONI's ability to grow its business.

MONI intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer network and its direct to consumer channel in LiveWatch, among other means. To continue its growth strategy, it intends to make additional drawdowns under the revolving credit portion of its Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in MONI's credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect MONI's ability to continue or accelerate its subscriber account acquisition activities.

MONI's acquisition strategy may not be successful.

One focus of MONI's strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that MONI will be able to consummate that strategy, and if MONI is not able to invest its capital in acquisitions that are accretive to free cash flow it could negatively impact its growth. MONI's ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

•	failure to identify attractive acquisition candidates on acceptable terms;

•	competition from other bidders;

•	inability to raise any required financing; and

•	antitrust or other regulatory restrictions, including any requirements that may be imposed by government agencies as a condition to any required regulatory approval.

If MONI engages in any acquisition, it will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If MONI undertakes any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, MONI may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and it may experience increased attrition in its subscriber base and/or a loss of dealer relationships and difficulties integrating acquired businesses, technologies and personnel into its business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause MONI to incur debt and expose it to liabilities. Further, MONI may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while it intends to implement appropriate controls and procedures as it integrates any acquired companies, MONI may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

Risks of liability from MONI's business and operations may be significant.

The nature of the services MONI provides potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by MONI, the subscribers (or their insurers) could bring claims against MONI, and MONI has been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by MONI, the dealers could bring claims against MONI. Although substantially all of MONI's alarm monitoring contracts and contract acquisition agreements contain provisions limiting its liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the alarm monitoring contracts or a contract acquisition agreement that do not contain such provisions expose MONI to risks of liability that could materially and adversely affect its business. Moreover, even when such provisions are included in an alarm monitoring contract or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on MONI's financial condition. In addition, there can be no assurance that MONI is adequately insured for these risks. Certain of its insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against MONI, the resulting liability could have a material adverse effect on its financial condition or results of operations.

Future litigation could result in adverse publicity for MONI.

In the ordinary course of business, from time to time, MONI and its subsidiaries are the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by its dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. MONI may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect MONI's reputation in the communities it services, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to MONI or at all.

A loss of experienced employees could adversely affect MONI.

The success of MONI has been largely dependent upon the active participation of its officers and employees. The loss of the services of key members of its management for any reason may have a material adverse effect on its operations and the ability to maintain and grow its business. MONI depends on the managerial skills and expertise of its management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the alarm monitoring contracts and administering and providing dealer services under the contract acquisition agreements. There is no assurance that MONI will be able to retain its current management and other experienced employees or replace them satisfactorily to the extent they leave its employ. As previously announced, Michael Meyers, Chief Financial Officer of Ascent and its wholly owned subsidiary, MONI, has announced his intention to retire from the Company by the end of 2017. Although a search is underway for Mr. Meyers' successor, no assurance can be given as to when a suitable replacement will be found. The loss of MONI's experienced employees' services and expertise could materially and adversely affect MONI's business.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact MONI's results of operations, including prolonged downturns in the economy.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that it will be able to continue acquiring quality alarm monitoring contracts or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow MONI's subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by its competitors. If there are prolonged durations of general economic downturn, MONI's results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where MONI's subscribers are more heavily concentrated may negatively impact MONI's results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where MONI's subscribers are more heavily concentrated such as, Texas, California, Arizona, and Florida which, in the aggregate, comprise approximately 39% of our subscribers. Although MONI has a geographically diverse subscriber base, adverse conditions in one or more states where its business is more heavily concentrated could have a significant adverse effect on its business, financial condition and results of operations.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, MONI may experience a reduction in new customer growth or an increase in its subscriber attrition rate.

It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from MONI's potential customer pool, which could hinder the growth of its business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase MONI's attrition rates. In either case MONI's results of operations and growth prospects could be adversely affected.

MONI may pursue business opportunities that diverge from its current business model, which may cause its business to suffer.

MONI may pursue business opportunities that diverge from its current business model, including expanding its products or service offerings, investing in new and unproven technologies, adding customer acquisition channels (including, for example, increased direct marketing efforts) and forming new alliances with companies to market its services. MONI can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, MONI's pursuit of such business opportunities could cause its cost of investment in new customers to grow at a faster rate than its recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than MONI's current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, MONI might be required to draw on its Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect MONI's business, financial condition, results of operations and cash flows.

Third party claims with respect to MONI's intellectual property, if decided against MONI, may result in competing uses of MONI's intellectual property or require the adoption of new, non-infringing intellectual property.

MONI has received and may continue to receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that MONI does not own or have rights to use all intellectual property rights used in the conduct of its business. While MONI does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against it or claim that its rights to its intellectual property are invalid or unenforceable, and MONI cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the "MONI" mark or the "LiveWatch" mark could have a material adverse effect on MONI's business if such claims were decided against MONI and MONI was precluded from using or licensing the "MONI" mark or the "LiveWatch" mark or others were allowed to use such mark. If MONI was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that MONI was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Regulatory Matters

MONI's business operates in a regulated industry.

MONI's business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, MONI's advertising and sales practices and that of its dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If MONI (through its direct marketing efforts) or MONI's dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, it could be subject to fines, penalties, private actions or enforcement actions by government regulators. MONI has been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While MONI endeavors to comply with the TCPA, no assurance can be given that MONI will not be exposed to liability as a result of its or its dealers direct marketing efforts. In addition, although MONI has taken steps to insulate itself from any such wrongful conduct by its dealers, and to require its dealers to comply with these laws and regulations, no assurance can be given that it will not be exposed to liability as result of its dealers' conduct. If MONI or any such dealers do not comply with applicable laws, MONI may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of MONI or its dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of its business and adversely affecting its financial condition and future cash flows. In addition, most states in which MONI operates have licensing laws directed specifically toward the monitored security services industry. MONI's business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require MONI to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses, including in geographic areas where its services have substantial penetration, which could adversely affect its business and financial condition. Further, if these laws and regulations were to change or MONI failed to comply with such laws and regulations as they exist today or in the future, its business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in the alarm monitoring contracts, or purporting to characterize certain charges in the alarm monitoring contracts as unlawful, could adversely affect MONI's business and operations.

The alarm monitoring contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, MONI may charge the customer an early cancellation fee as specified in the contract, which typically allows MONI to charge 80% of the amounts that would have been paid over the remaining term of the contract. Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the alarm monitoring contracts, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact MONI's business. Adverse judicial determinations regarding these matters could increase legal exposure to customers against whom such charges have been imposed, and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on MONI's business and operations.

"False Alarm" ordinances could adversely affect MONI's business and operations.

Significant concern has arisen in certain municipalities about the high incidence of false alarms. In some localities, this concern has resulted in local ordinances or policies that restrict police response to third-party monitored burglar alarms. In addition, an increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms; measures include alarm fines to MONI and/or our customers, limits on number of police responses allowed, and requiring certain alarm conditions to exist before a response is granted.  In extreme situations, authorities may not respond to an alarm unless a verified problem exists.

Enactment of these measures could adversely affect MONI's future operations and business. Alarm monitoring companies operating in areas impacted by government alarm ordinances may choose to hire third-party guard firms to respond to an alarm. If MONI needs to hire third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability to properly fund its ongoing operations, or increased costs to its customers, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to monitored burglar alarms may reduce customer satisfaction or customer demand for an alarm monitoring service.  Although MONI currently has less than 65,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of policies of this nature could adversely effect its business.

Factors Relating to Our Common Stock

 Our stock price has been volatile in the past and may decline in the future.

Our common stock has experienced significant price and volume fluctuations in the past. For example, during 2016, our Series A common stock price fluctuated from a high of $26.16 to a low of $7.77. Investors may not be able to sell their shares at or above the price at which they were purchased. The market price of our common stock may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts' recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

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

•	authorizing the issuance of "blank check" preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors through a proxy contest or exercise of voting rights;

•	limiting who may call special meetings of shareholders;

•	prohibiting shareholder action by written consent (subject to certain exceptions), thereby requiring such action to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

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

In addition, MONI's Credit Facility provides that the occurrence of specified change of control events will result in an event of default thereunder, and the Senior Notes include a covenant that requires MONI to make an offer to purchase all outstanding Senior Notes, at 101% of par, upon the occurrence of specified change of control events, each of which could cause an acquisition of our company to be prohibitively expensive for a potential bidder.

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

Our Series B common stock is not widely held, with 95% of the outstanding shares as of December 31, 2016 beneficially owned by John C. Malone, a former director of the Company, and William Fitzgerald, Ascent Capital's Chairman, President and Chief Executive Officer. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market.  The OTC Markets tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of Series A common stock, which is listed and traded on the NASDAQ Global Select Market under the symbol "ASCMA."

Factors Relating to Ascent Capital and Its Corporate History and Structure

We have a history of losses and may incur losses in the future.

MONI, our primary operating subsidiary, incurred losses in each of its last five fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

We are a holding company and derive substantially all of our revenue and cash flow from our primary operating subsidiary, MONI.

MONI is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of MONI to pay dividends to us is subject to, among other things, compliance with covenants in its Credit Facility and Senior Note indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2016, MONI had principal indebtedness of $1,727,050,000, excluding the 12.5% intercompany promissory note for $12,000,000 due to Ascent Capital.  Claims of other creditors of MONI have priority as to its assets over our claims and those of our creditors and shareholders. In addition, for the year ended December 31, 2016, Ascent Capital had approximately $96,775,000 principal outstanding under its 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes"). Although we currently have sufficient cash reserves at the Company to service our obligations under the Convertible Notes, our sources of cash remain limited as a result of our holding company structure and the restrictions on MONI's ability to distribute cash to our company.

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

As of December 31, 2016, we had goodwill of $563,549,000, which represents approximately 26% of total assets. Goodwill was recorded in connection with the MONI, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of Financial Standards Accounting Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which MONI operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 4,000 square feet of office space in Colorado. The Company owns 29,000 square feet of office space in California and 15,000 square feet of office space in the United Kingdom. The Company has recently signed agreements to sell both properties, which are both expected to close in first half of 2017.

MONI leases approximately 165,000 square feet in Farmers Branch, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  MONI also leases approximately 16,000 square feet of office space in Dallas, Texas that supports its monitoring operations and back up facility.

LiveWatch leases approximately 11,000 square feet of office space in St. Marys, Kansas to house its main operations and fulfillment center and 6,800 square feet of office space in Manhattan, Kansas to house sales office functions. Additionally, LiveWatch leases approximately 6,700 square feet of office space in Evanston, Illinois for general administrative and sales office functions.

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol ASCMA.  Our Series B common stock is eligible for quotation on the OTC Markets under the symbol ASCMB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2016 and 2015.

	Series A
	High	Low
	Amounts in U.S. Dollar
2016
First quarter	16.82	7.77
Second quarter	20.25	11.78
Third quarter	26.16	14.65
Fourth quarter	24.75	16.11
2015
First quarter	53.09	38.78
Second quarter	44.17	37.83
Third quarter	43.68	25.96
Fourth quarter	32.18	15.26

The following table sets forth the quarterly range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2016 and 2015, as reported by the OTC Markets. This information represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	Series B
	High	Low
	Amounts in U.S. Dollar
2016
First quarter	20.00	13.24
Second quarter	13.24	13.24
Third quarter	13.24	13.24
Fourth quarter	20.05	20.00
2015
First quarter	50.50	48.37
Second quarter	45.52	41.00
Third quarter	40.10	30.00
Fourth quarter	31.13	20.00

Holders

As of February 2, 2017, there were 727 record holders of our Series A common stock and 43 record holders of our Series B common stock (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our board of directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of stockholders.

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
The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A and Series B common stock for the preceding 5-year period ended December 31, 2016, as compared to the NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on December 31, 2012.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A and Series B common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
ASCMA Series A	$100.00	$122.12	$168.69	$104.36	$32.97	$32.06
ASCMB Series B	$100.00	$146.25	$205.00	$144.68	$50.00	$50.00
NASDAQ Stock Market Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning the Company’s purchase of its own equity securities during the three months ended December 31, 2016:

Period	Total number of shares purchased / surrendered (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2016 - 10/31/16	49	(2)	$23.40	—	(1)
11/1/2016 - 11/30/16	559	(2)	19.42	—	(1)
12/1/2016 - 12/31/16	—		—	—
Total	608		$19.74	—

(1)        On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A common stock, par value $0.01, from time to time. On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s board of directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A common stock. As of December 31, 2016, 2,391,604 shares of Series A common stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of December 31, 2016, the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A common stock. The Company may also purchase shares of its Series B common stock, par value $0.01 per share, under the increased program.

(2)	These shares were withheld in payment of withholding taxes by certain of our employees upon vesting of their restricted share awards in October and November 2016.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2016 and 2015, and the statements of operations data for the years ended December 31, 2016, 2015, and 2014 all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2014, 2013 and 2012 and the statements of operations data for the years ended December 31, 2013 and 2012 shown below were derived from previously issued financial statements.

	December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Summary Balance Sheet Data:
Current assets	$125,033	123,273	176,500	196,894	257,866
Property and Equipment, net of accumulated depreciation	$28,331	32,440	36,010	56,528	56,491
Subscriber accounts, net	$1,386,760	1,423,538	1,373,630	1,340,954	987,975
Total assets	$2,132,432	2,173,305	2,163,342	2,191,359	1,677,780
Current liabilities	$95,116	86,211	91,143	95,568	72,150
Long-term debt, excluding current portion	$1,754,233	1,713,868	1,595,649	1,544,792	1,074,127
Stockholders' equity	$238,645	324,769	439,688	514,757	508,603

	Years ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share amounts)
Summary Statement of Operations Data:
Net revenue	$570,372	563,356	539,449	451,033	344,953
Operating income	$55,634	49,367	78,198	71,556	49,642
Net loss from continuing operations	$(91,244)	(86,236)	(37,448)	(21,600)	(25,001)
Net loss	$(91,244)	(83,384)	(37,752)	(21,471)	(29,349)
Basic and diluted net loss per common share (a)	$(7.44)	(6.44)	(2.77)	(1.54)	(2.09)

(a)        Diluted net loss per common share is computed the same as basic net income (loss) per share for all periods presented because the Company recorded a loss from continuing operations in all periods presented, which would make potentially dilutive securities antidilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2016, our assets consisted primarily of our wholly-owned operating subsidiary, MONI.

Overview

MONI and Subsidiaries

On December 17, 2010, we acquired 100% of the outstanding capital stock of MONI, through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into MONI, with MONI as the surviving corporation in the merger (the "MONI Acquisition").  On August 16, 2013, MONI acquired all of the equity interests of Security Networks and certain affiliated entities in the Security Networks Acquisition. On February 23, 2015, MONI acquired LiveWatch, a DIY home security provider.

MONI provides security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada. MONI monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing interactive and home automation services.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through its exclusive nationwide network of independent dealers or through LiveWatch.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that MONI services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor's service.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  MONI defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  MONI considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  MONI adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to MONI the cost paid to acquire the contract. To help ensure the dealer’s obligation to MONI, MONI typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,
	2016		2015
Beginning balance of accounts	1,089,535		1,058,962
Accounts acquired	125,292		188,941
Accounts canceled	(148,878)		(147,923)
Canceled accounts guaranteed by dealer and other adjustments (a)	(19,158)	(b)	(10,445)
Ending balance of accounts	1,046,791		1,089,535
Monthly weighted average accounts	1,069,901		1,086,071
Attrition rate - Unit	13.9%		13.6%
Attrition rate- RMR (c)	12.2%		13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 12,177 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended December 31, 2016 and 2015 was 13.9% and 13.6%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as our more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where MONI purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) as of December 31, 2016 and 2015 is 13.4% and 12.7%, respectively. RMR attrition for the twelve months ended December 31, 2016 declined to 12.2% from 13.4% for the year ended 2015 reflecting price increases to existing customers and higher RMR for new customers.

MONI analyzes its attrition by classifying accounts into annual pools based on the year of acquisition.  MONI then tracks the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, MONI's attrition rate is very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to MONI. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of subscribers that moved, no longer had need for the service or switched to a competitor.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended December 31, 2016 and 2015, MONI acquired 26,227 and 37,349 subscriber accounts, respectively.

During the twelve months ended December 31, 2016 and 2015, MONI acquired 125,292 and 157,022 subscriber accounts, respectively, excluding the 31,919 accounts acquired from the LiveWatch Acquisition in February 2015.  Acquired contracts for the years ended December 31, 2016 and 2015 also include approximately 8,600 and 2,000 accounts, respectively, purchased in various bulk buys throughout the periods.

RMR acquired during the three and twelve months ended December 31, 2016 was approximately $1,231,000 and $5,835,000, respectively. RMR acquired during the three and twelve months ended December 31, 2015 was approximately $1,720,000 and $7,279,000, respectively, excluding $909,000 of RMR acquired from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA."  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.   Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which MONI's covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

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

	Year Ended December 31,
	2016	2015	2014
Net revenue (a)	$570,372	563,356	539,449
Cost of services	115,236	110,246	93,600
Selling, general, and administrative, including stock-based compensation	125,892	121,418	102,109
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Interest expense	(132,269)	(123,743)	(117,464)
Income tax expense from continuing operations	(7,251)	(6,505)	(3,420)
Net loss from continuing operations	(91,244)	(86,236)	(37,448)
Net loss	(91,244)	(83,384)	(37,752)
Adjusted EBITDA (b)
MONI business Adjusted EBITDA	$344,848	354,807	362,227
Corporate Adjusted EBITDA	(5,590)	(7,055)	(7,422)
Total Adjusted EBITDA	$339,258	347,752	354,805
Adjusted EBITDA as a percentage of Revenue
MONI business	60.5%	63.0%	67.1%
Corporate	(1.0)%	(1.3)%	(1.4)%
Pre-SAC Adjusted EBITDA (c)
MONI business Pre-SAC Adjusted EBITDA	$366,481	369,083	362,227
Corporate Pre-SAC Adjusted EBITDA	(5,590)	(7,055)	(7,422)
Total Pre-SAC Adjusted EBITDA	$360,891	362,028	354,805
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (d)
MONI business	64.8%	66.0%	67.1%
Corporate	(1.0)%	(1.3)%	(1.4)%

(a)         Net revenue for the year ended December 31, 2015 reflects the negative impact of $359,000 of fair value adjustments that reduced deferred revenue acquired in the LiveWatch Acquisition.
(b)         See reconciliation to net loss from continuing operations below.

(c)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(d)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Year ended December 31,
	2016	2015	2014
Net revenue, as reported	$570,372	563,356	539,449
LiveWatch revenue related to SAC	(4,493)	(4,022)	—
Pre-SAC net revenue	$565,879	559,334	539,449

Net Revenue.  Revenue increased $7,016,000, or 1.2%, for the year ended December 31, 2016 as compared to the corresponding prior year.  The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, the inclusion of a full first quarter's impact of LiveWatch revenue.  Average RMR per subscriber increased from $41.92 as of December 31, 2015 to $43.10 as of December 31, 2016 and was the result of price increases enacted throughout the year as well as an increase in average RMR per new subscriber acquired.  These increases were partially offset by a decrease in the monthly weighted average number of accounts from 2015 to 2016.

Revenue increased $23,907,000, or 4.4%, for the year ended December 31, 2015 as compared to the corresponding prior year. The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber. The growth in subscriber accounts reflects the acquisition of over 157,000 accounts through the MONI and LiveWatch subscriber channels, as well as 31,919 accounts from the LiveWatch Acquisition in February 2015. In addition, average monthly revenue per subscriber increased from $41.64 as of December 31, 2014 to $41.92 as of December 31, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, MONI's average monthly revenue per subscriber increased from $41.64 to $42.33 for the period ending December 31, 2015. Net revenue for the year ended December 31, 2015 also reflects the negative impact of a $359,000 fair value adjustment that reduced deferred revenue acquired in the LiveWatch Acquisition.

Cost of Services.  Cost of services increased $4,990,000 or 4.5%, for the year ended December 31, 2016 as compared to the corresponding prior year.  The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in subscriber acquisition costs incurred at LiveWatch, related to increased account production and the inclusion of a full first quarter of production. Furthermore, cost of services increased due to more subscribers being monitored across the cellular network, including home automation accounts. LiveWatch's subscriber acquisition costs include expensed equipment costs associated with new subscribers of $8,928,000 for the year ended December 31, 2016, compared to $7,058,000 for the year ended December 31, 2015. Cost of services as a percent of net revenue increased from 19.6% for the year ended December 31, 2015 to 20.2% for the year ended December 31, 2016.

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

Selling, General and Administrative, including stock-based compensation.  Selling, general and administrative expense, including stock-based compensation ("SG&A") increased $4,474,000, or 3.7%, for the year ended December 31, 2016 as compared to the corresponding prior year.  The increases are primarily attributable to subscriber acquisition costs incurred at LiveWatch from increased account production and the inclusion of a full first quarter of production, as well as increased salaries, wages and benefits costs and $2,991,000 of rebranding expense at MONI. LiveWatch's subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, was $17,198,000 and $11,240,000 for the years ended December 31, 2016 and 2015. These increases were partially offset by a fourth quarter gain on the revaluation of a dealer liability related to the Security Networks Acquisition of $7,160,000. SG&A as a percent of net revenue increased from 21.6% for the year ended December 31, 2015 to 22.1% for the year ended December 31, 2016.

SG&A increased $19,309,000, or 18.9%, for the year ended December 31, 2015 as compared to the corresponding prior year. The primary driver of the increase in SG&A is attributable to $11,240,000 of LiveWatch marketing and sales expense related to the creation of new subscribers. LiveWatch SG&A also includes $3,930,000 of contingent bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with th LiveWatch Acquisition. Other increases in SG&A are one-time costs incurred by MONI of $946,000 related to professional services rendered in connection with the LiveWatch Acquisition and $720,000 costs incurred to relocate MONI's headquarters in July 2015. These increases are partially offset by decreases in MONI's staffing and operating costs incurred at its headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the year ended December 31, 2014 also includes $2,182,000 of incremental costs incurred in connection with Security Networks integration. SG&A as a percent of net revenue increased from 18.9% for the year ended December 31, 2014 to 21.6% for the year ended December 31, 2015.

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $11,915,000 for the year ended December 31, 2016 and increased and $5,265,000 for the year ended December 31, 2015, respectively, as compared to the corresponding prior years.  The decrease in 2016 is attributable to the timing of amortization of subscriber accounts acquired prior to December 31, 2015 which have a lower rate of amortization in 2016 and are not offset by amortization on 2016 subscriber accounts due to decreased purchases occurring in 2016. The increase in 2015 is attributable to the timing and amortization impact of account purchases in 2015 as compared to account purchases in 2014.

Interest Expense.  Interest expense increased $8,526,000 and $6,279,000 for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years.  The increase in interest expense is attributable to increases in the Company's consolidated debt balance related to the amendment of its Credit Facility term loans in February and April 2015 and

September 2016. Additionally, Amendment No. 6 to the Existing Credit Agreement increased the applicable margin interest rates, which contributed to increased interest expense in the fourth quarter of 2016. The increase includes the impact of the amortization of the debt discount and deferred financing costs related to the Company's outstanding debt. Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2016, 2015 and 2014 was $10,670,000, $10,357,000 and $9,023,000, respectively.

Income Taxes from Continuing Operations.  For the year ended December 31, 2016, we had a pre-tax loss from continuing operations of $83,993,000 and income tax expense from continuing operations of $7,251,000.  For the year ended December 31, 2015, we had a pre-tax loss from continuing operations of $79,731,000 and income tax expense from continuing operations of $6,505,000.  For the year ended December 31, 2014, we had a pre-tax loss from continuing operations of $34,028,000 and income tax expense from continuing operations of $3,420,000.  Income tax expense from continuing operations for the year ended December 31, 2016 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks and LiveWatch acquisitions. Income tax expense from continuing operations for the years ended December 31, 2015 and 2014 is primarily attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition.

Net loss from continuing operations. For the year ended December 31, 2016, net loss from continuing operations increased to $91,244,000 from $86,236,000 for the year ended December 31, 2015. The increase in net loss from continuing operations is attributable to increase in costs incurred under the Company's Radio Conversion Program, increased equipment, sales and marketing costs incurred by LiveWatch related to the acquisition of new subscribers and increases in debt refinance expenses related to the size and cost of the Credit Facility refinancing as compared to the 2015 refinancings.

For the year ended December 31, 2015, net loss from continuing operations increased to $86,236,000 from $37,448,000 for the year end December 31, 2014. The increase in net loss from continuing operations is attributable to a $13,256,000 increase in costs incurred under the Company's Radio Conversion Program, the negative impact of subscriber acquisition costs as a result of LiveWatch's direct-to-consumer model, increased interest costs and refinancing costs of $4,468,000 related to the April 2015 amendment to MONI's Credit Facility and $6,389,000 of non-cash charges for other-than-temporary impairments recognized on certain marketable securities.

Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss from continuing operations	$(91,244)	(86,236)	(37,448)
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Depreciation	8,435	10,444	10,145
Stock-based compensation	6,984	7,343	7,164
Restructuring charges	—	—	952
Radio Conversion Program costs	18,422	14,369	1,113
Severance expense (a)	730	112	—
LiveWatch acquisition related costs	—	946	—
LiveWatch acquisition contingent bonus charges	3,944	3,930	—
MONI Headquarters relocation costs	—	720	—
Security Networks Integration costs	—	—	2,182
Rebranding marketing program	2,991	—	—
Software implementation/integration	511	—	—
Cost reduction initiative	250	—	—
Other-than-temporary impairment losses on marketable securities	1,904	6,389	—
Refinancing expense, net of gain on extinguishment of debt in 2015	9,500	3,723	—
Gain on revaluation of Security Networks Acquisition dealer liabilities	(7,160)	—	—
Interest income	(2,282)	(2,904)	(3,590)
Interest expense	132,269	123,743	117,464
Income tax expense from continuing operations	7,251	6,505	3,420
Adjusted EBITDA	339,258	347,752	354,805
Gross subscriber acquisition costs	26,126	18,298	—
Revenue associated with subscriber acquisition costs	(4,493)	(4,022)	—
Pre-SAC Adjusted EBITDA	$360,891	362,028	354,805

(a)         Severance expense related to a reduction in headcount event and transitioning executive leadership at MONI.

Adjusted EBITDA decreased $8,494,000, or 2.4% for the year ended December 31, 2016 and $7,053,000, or 2.0%, for the year ended December 31, 2015, as compared to the corresponding prior year.  The decreases are primarily driven by LiveWatch's subscriber acquisition costs that LiveWatch incurs to create its customers through its direct-to-consumer business model. As LiveWatch creates more subscribers, Adjusted EBITDA will be negatively impacted. LiveWatch's subscriber acquisition costs were $21,633,000 and $14,276,000 for the years ended December 31, 2016 and 2015, respectively.

Pre-SAC Adjusted EBITDA decreased $1,137,000, or 0.3%, for the year ended December 31, 2016 and increased $7,223,000, or 2.0%, for the year ended December 31, 2015 as compared to the corresponding prior year.

MONI's consolidated Adjusted EBITDA was $344,848,000, $354,807,000 and $362,227,000 for the years ended December 31, 2016, 2015 and 2014, respectively. MONI's consolidated Pre-SAC Adjusted EBITDA was $366,481,000, $369,083,000 and $362,227,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

At December 31, 2016, we had $12,319,000 of cash and cash equivalents and $77,825,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of MONI.  During the years ended December 31, 2016, 2015 and 2014, our cash flow from operating activities was $188,903,000, $208,680,000 and $234,604,000, respectively.  The primary driver of our cash flow from operating activities is represented in Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2016, 2015 and 2014, the Company used cash of $201,381,000, $266,558,000 and $268,160,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2016, 2015 and 2014, the Company used cash of $9,180,000, $12,431,000 and $7,769,000, respectively, to fund its capital expenditures.

In 2015, MONI paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon February 23, 2015, the closing date, to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from MONI's Existing Credit Agreement revolver as well as cash contributions from Ascent Capital.

During the years ended December 31, 2016, 2015 and 2014, we purchased marketable securities for cash of $5,036,000, $26,934,000 and $4,603,000, respectively. In addition, the Company sold marketable securities for proceeds of $15,184,000, $57,291,000 and $7,842,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

During 2016, the Company repurchased 389,179 shares of its Series A common stock at an average purchase price of $18.35 per share for a total of approximately $7,140,000 pursuant to the Share Repurchase Authorizations. During 2015, the Company repurchased 940,729 shares of its Series A common stock at an average purchase price of $31.88 per share for a total of approximately $29,988,000 pursuant to the Share Repurchase Authorizations. During 2014, the Company repurchased 557,309 shares of its Series A common stock at an average purchase price of $64.12 per share for a total of approximately $35,734,000 pursuant to the Share Repurchase Authorizations. These repurchased shares were all canceled and returned to the status of authorized and unissued. As of December 31, 2016, the remaining availability under the Company's Share Repurchase Authorizations will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B common stock, par value $0.01 per share, under the increased program.

In considering our liquidity requirements for 2017, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, MONI, which is to grow through the acquisition of subscriber accounts.  We considered the expected cash flow from MONI, as this business is the driver of our operating cash flows, as well as the borrowing capacity of MONI's Credit Facility revolver, under which MONI could borrow an additional $250,200,000 as of December 31, 2016.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the MONI's Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt of the Company at December 31, 2016 includes the principal balance of $1,823,825,000 under its Convertible Notes, Senior Notes, Credit Facility, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of December 31, 2016 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2016 are due on April 1, 2020. The Credit Facility term loans have an outstanding principal balance of $1,097,250,000 as of December 31, 2016 and require principal payments of $2,750,000 per quarter with the remaining amount becoming due September 30, 2022.  The Credit Facility revolver has an outstanding balance of $44,800,000 as of December 31, 2016 and becomes due on September 30, 2021.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2016 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$3,817	6,777	5,732	27,286	43,612
Long-term debt (a)	11,000	22,000	748,575	1,042,250	1,823,825
Other (b)	14,026	220	502	4,516	19,264
Total contractual obligations	$28,843	28,997	754,809	1,074,052	1,886,701

(a)         Amounts reflect principal amounts owed and therefore exclude net unamortized discount, premiums, and deferred debt costs, of $58,592,000.  Amounts also exclude interest payments which are based on variable interest rates.

(b)
Primarily represents MONI holdback liability whereby it withholds payment of a designated percentage of acquisition cost when it acquires subscriber accounts from dealers. The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,386,760,000 net of accumulated amortization, at December 31, 2016, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

The costs of subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

The Company reviews the subscriber accounts for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets' homogeneous characteristics, and because the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,869,000, net of allowance for doubtful accounts of $3,043,000, as of December 31, 2016.  As of December 31, 2015, our trade receivables balance was $13,622,000, net of allowance for doubtful accounts of $2,762,000.

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $126,164,000 and $92,214,000 as of December 31, 2016 and 2015, respectively.

Valuation of Goodwill

As of December 31, 2016, we had goodwill of $563,549,000, which represents approximately 26% of total assets.  Goodwill was recorded in connection with the MONI, Security Networks and LiveWatch acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2016, we have variable interest rate debt with principal amounts of $1,142,050,000 in the aggregate.  As a result, we have exposure to changes in interest rates related to these debt obligations.  MONI uses derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2016, we have eight outstanding derivatives with a net liability fair value of $8,427,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2016
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2017	—	11,000	—	11,000
2018	5,855	11,000	—	16,855
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	55,800	—	55,800
Thereafter	2,572	1,042,250	—	1,044,822
Total	$8,427	1,142,050	681,775	1,832,252

(a)         The derivative financial instruments reflected in this column include eight interest rate swaps.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2016 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$523,875,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,837,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,542,713	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,542,713	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)	On March 25, 2013 and September 30, 2016, MONI negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," and as amended, the "Amended Swaps"). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended Swaps, MONI simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 43.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We implemented a change in internal control over financial reporting during the quarter ended December 31, 2016 related to the review of a contingent liability. This change was implemented to remediate a material weakness in the Company's risk assessment process, which led to an ineffectively designed management review control over the re-measurement of the contingent liability. This material weakness which arose in prior periods and was identified in the quarter ended December 31, 2016 resulted in a measurement error that, while not material to our consolidated financial statements, could have accumulated to a material misstatement. The Company has remediated the material weakness by enhancing its risk assessment process and the design of the management review control over the periodic re-measurement of the contingent liability. This material weakness did not have a pervasive effect on internal control over financial reporting, as it was limited to the measurement of this liability and its impact on our consolidated balance sheet and statement of operations and comprehensive income (loss).

There have been no other changes in the Company’s internal control over financial reporting identified during the three months ended December 31, 2016 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Ascent Capital's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2016, Ascent Capital's internal control over financial reporting is designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP. Their report appears on the next page of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Capital Group, Inc.:

We have audited Ascent Capital Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ascent Capital Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ascent Capital Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ascent Capital Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016, and our report dated March 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 8, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ascent Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Capital Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Ascent Capital Group, Inc. has changed its method of accounting for several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows, in the three-year period ended December 31, 2016, due to the adoption of Financial Accounting Standard Board Accounting Standards Update 2016-19, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Capital Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 8, 2017

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$12,319	$5,577
Restricted cash	—	55
Marketable securities, at fair value	77,825	87,052
Trade receivables, net of allowance for doubtful accounts of $3,043 in 2016 and $2,762 in 2015	13,869	13,622
Prepaid and other current assets	10,347	10,702
Assets held for sale	10,673	6,265
Total current assets	125,033	123,273
Property and equipment, net of accumulated depreciation of $29,071 in 2016 and $32,158 in 2015	28,331	32,440
Subscriber accounts, net of accumulated amortization of $1,212,468 in 2016 and $975,795 in 2015	1,386,760	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $32,976 in 2016 and $73,578 in 2015	16,824	26,654
Goodwill	563,549	563,549
Other assets, net	11,935	3,851
Total assets	$2,132,432	$2,173,305
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,516	$8,660
Accrued payroll and related liabilities	5,067	4,385
Other accrued liabilities	34,970	31,573
Deferred revenue	15,147	16,207
Holdback liability	13,916	16,386
Current portion of long-term debt	11,000	5,500
Liabilities of discontinued operations	3,500	3,500
Total current liabilities	95,116	86,211
Non-current liabilities:
Long-term debt	1,754,233	1,713,868
Long-term holdback liability	2,645	3,786
Derivative financial instruments	16,948	13,470
Deferred income tax liability, net	17,769	13,646
Other liabilities	7,076	17,555
Total liabilities	1,893,787	1,848,536
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,969,152 and 12,301,248 shares at December 31, 2016 and December 31, 2015, respectively	120	123
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,859 and 382,359 shares at December 31, 2016 and December 31, 2015, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,417,505	1,417,895
Accumulated deficit	(1,169,559)	(1,078,315)
Accumulated other comprehensive loss, net	(9,425)	(14,938)
Total stockholders' equity	238,645	324,769
Total liabilities and stockholders' equity	$2,132,432	$2,173,305

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts

	Year Ended December 31,
	2016	2015	2014
Net revenue	$570,372	563,356	539,449
Operating expenses:
Cost of services	115,236	110,246	93,600
Selling, general and administrative, including stock-based compensation	125,892	121,418	102,109
Radio conversion costs	18,422	14,369	1,113
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Depreciation	8,435	10,444	10,145
Restructuring charges	—	—	952
Gain on disposal of operating assets, net	—	(1,156)	(71)
	514,738	513,989	461,251
Operating income	55,634	49,367	78,198
Other income (expense):
Interest income	2,282	2,904	3,590
Interest expense	(132,269)	(123,743)	(117,464)
Refinancing expense, net of gain on extinguishment of debt in 2015	(9,500)	(3,723)	—
Other income (expense), net	(140)	(4,536)	1,648
	(139,627)	(129,098)	(112,226)
Loss from continuing operations before income taxes	(83,993)	(79,731)	(34,028)
Income tax expense from continuing operations	(7,251)	(6,505)	(3,420)
Net loss from continuing operations	(91,244)	(86,236)	(37,448)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax of $0	—	2,852	(304)
Net loss	(91,244)	(83,384)	(37,752)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,032)	(293)	(382)
Unrealized holding gains (losses) on marketable securities, net	1,956	904	(3,286)
Unrealized gain (loss) on derivative contracts, net	4,589	(8,741)	(4,879)
Total other comprehensive income (loss), net of tax	5,513	(8,130)	(8,547)
Comprehensive loss	$(85,731)	(91,514)	(46,299)

Basic and diluted earnings (loss) per share:
Continuing operations	$(7.44)	(6.66)	(2.75)
Discontinued operations	—	0.22	(0.02)
Net loss	$(7.44)	(6.44)	(2.77)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(91,244)	(83,384)	(37,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income tax	—	(2,852)	304
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Depreciation	8,435	10,444	10,145
Stock-based compensation	6,984	7,343	7,164
Deferred income tax expense (benefit)	4,201	4,138	(192)
Gain on disposal of operating assets, net	—	(1,156)	(71)
Refinancing expense, net of gain on extinguishment	9,500	3,725	—
Amortization of debt discount and deferred debt costs	10,670	10,357	9,023
Other-than-temporary impairment of marketable securities	1,904	6,389	—
Bad debt expense	10,785	9,735	8,149
Other non-cash activity, net	(5,114)	4,426	196
Changes in assets and liabilities:
Trade receivables	(11,032)	(9,378)	(8,926)
Prepaid expenses and other assets	325	(3,857)	62
Subscriber accounts - deferred contract costs	(2,947)	(1,773)	—
Payables and other liabilities	(317)	(4,096)	(5,862)
Operating activities from discontinued operations, net	—	(49)	(1,039)
Net cash provided by operating activities	$188,903	208,680	234,604
Cash flows from investing activities:
Capital expenditures	(9,180)	(12,431)	(7,769)
Cost of subscriber accounts acquired	(201,381)	(266,558)	(268,160)
Cash paid for acquisition, net of cash acquired	—	(56,778)	—
Purchases of marketable securities	(5,036)	(26,934)	(4,603)
Proceeds from sale of marketable securities	15,184	57,291	7,842
Decrease (increase) in restricted cash	55	(37)	22
Proceeds from the disposal of operating assets	—	20,175	241
Other investing activities	—	—	(436)
Net cash used in investing activities	$(200,358)	(285,272)	(272,863)
Cash flows from financing activities:
Proceeds from long-term debt	1,280,700	778,000	169,000
Payments on long-term debt	(1,238,059)	(671,183)	(127,166)
Payments of financing costs	(16,946)	(6,477)	—
Stock option exercises	—	—	804
Value of shares withheld for share-based compensation	(358)	(795)	(734)
Purchases and retirement of common stock	(7,140)	(29,988)	(35,734)
Net cash provided by financing activities	$18,197	69,557	6,170
Net increase (decrease) in cash and cash equivalents	$6,742	(7,035)	(32,089)
Cash and cash equivalents at beginning of period	5,577	12,612	44,701
Cash and cash equivalents at end of period	$12,319	5,577	12,612

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Amounts in thousands

					Additional		Accumulated Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Series A	Series B	Series C	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2013	$—	137	4	—	1,470,056	(957,179)	1,739	514,757
Net loss	—	—	—	—	—	(37,752)	—	(37,752)
Other comprehensive loss	—	—	—	—	—	—	(8,547)	(8,547)
Stock awards and option exercises	—	—	—	—	804	—	—	804
Purchases and retirement of common stock	—	(5)	—	—	(35,729)	—	—	(35,734)
Stock-based compensation	—	—	—	—	6,894	—	—	6,894
Value of shares withheld for tax liability	—		—	—	(734)	—	—	(734)
Balance at December 31, 2014	$—	132	4	—	1,441,291	(994,931)	(6,808)	439,688
Net loss	—	—	—	—	—	(83,384)	—	(83,384)
Other comprehensive loss	—	—	—	—	—	—	(8,130)	(8,130)
Stock awards and option exercises	—	1	—	—	(1)	—	—	—
Purchases and retirement of common stock	—	(10)	—	—	(29,978)	—	—	(29,988)
Stock-based compensation	—	—	—	—	7,509	—	—	7,509
Purchase of convertible debt	—	—	—	—	(131)	—	—	(131)
Value of shares withheld for tax liability	—		—	—	(795)	—	—	(795)
Balance at December 31, 2015	$—	123	4	—	1,417,895	(1,078,315)	(14,938)	324,769
Net loss	—	—	—	—	—	(91,244)	—	(91,244)
Other comprehensive income	—	—	—	—	—	—	5,513	5,513
Purchases and retirement of common stock	—	(4)	—	—	(7,136)	—	—	(7,140)
Stock-based compensation	—	1	—	—	7,104	—	—	7,105
Value of shares withheld for tax liability	—	—	—	—	(358)	—	—	(358)
Balance at December 31, 2016	$—	$120	$4	$—	$1,417,505	$(1,169,559)	$(9,425)	$238,645

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation

On July 7, 2011, Ascent Media Corporation merged with its direct wholly owned subsidiary, Ascent Capital Group, Inc., for the purpose of changing its name to Ascent Capital Group, Inc. The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. ("MONI") is the primary, wholly owned, operating subsidiary of the Company.  On August 16, 2013, MONI acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, MONI acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). MONI provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  MONI monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers' premises.

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented.

The Company has reclassed certain prior periods amounts to conform to the current period's presentation including the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation--Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. See note 2 Summary of Significant Accounting Policies for the changes in the presentation of those items.

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

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  MONI performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  MONI has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2016 and 2015 was $3,043,000 and $2,762,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2016	$2,762	10,785	(10,504)	3,043
2015	$2,120	9,735	(9,093)	2,762
2014	$1,937	8,149	(7,966)	2,120

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  MONI performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the subscriber accounts that are acquired.  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising MONI's customer base.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature. The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 12, Fair Value Measurements, for further fair value information on the Company's debt instruments.

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the MONI, Security Networks and the LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

The costs of subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $236,673,000, $238,800,000 and $233,327,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Based on subscriber accounts held at December 31, 2016, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2017	$215,369
2018	$181,708
2019	$153,417
2020	$134,817
2021	$120,391

The Company reviews the subscriber accounts for impairment or a change in amortization method at each reporting period. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The LiveWatch trade mark asset is amortized over 10 years. Amortization of dealer network and other intangible assets was $9,830,000, $19,501,000 and $19,780,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization method at each reporting period.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of FASB ASU Topic 350, Intangibles — Goodwill and Other ("FASB ASC Topic 350").  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by MONI and its subsidiaries.  Revenue related to alarm monitoring services is recognized ratably over the life of the contract.  Revenue related to maintenance and other services is recognized as the services are rendered.  Deferred revenue includes payments for monitoring services to be provided in future periods. Additionally, equipment sales are recognized as the equipment is shipped to the customer.

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

FASB ASC Topic 740 specifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Share-Based Compensation

The Company adopted ASU 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows. The adoption of ASU 2016-09 resulted in the tax effected amount of excess tax benefits of $1,998,000 as of December 31, 2015 (associated with the exercise of non-qualified stock options and vesting of restricted stock awards from the Company's incentive plans), that did not reduce current income taxes payable in the year deducted, being recognized as net operating loss deferred income taxes, fully offset by an increase in the valuation allowance as of December 31, 2015. The adoption of ASU 2016-09 also resulted in an increase in Net cash provided by operating activities of $795,000 and $734,000 and a decrease in Net Cash provided by financing activities $795,000 and $734,000 for the for the years ended December 31, 2015 and 2014, respectively. These amounts represent reclassifications of the value of shares withheld on vesting of certain stock awards by the Company to settle payroll tax liabilities from an operating cash flow to a financing cash flow.

The Company accounts for share-based awards pursuant to FASB ASC Topic 718, Compensation — Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Forfeitures of awards are recognized as they occur.

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

Basic and Diluted Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of Series A and Series B common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of Series A and Series B common shares outstanding and the effect of dilutive securities, including the Company’s outstanding stock options, unvested restricted stock and warrant transactions using the treasury stock method and convertible securities using the if-converted method.

For the years ended December 31, 2016, 2015 and 2014, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities antidilutive.  Diluted shares outstanding excluded 480,356 of stock options, unvested restricted shares and performance units for the year ended December 31, 2016 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 892,851 stock options and unvested restricted shares for the year ended December 31, 2015 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 1,492,531 stock options and unvested restricted shares for the year ended December 31, 2014, because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2016	2015	2014
Weighted average Series A and Series B shares	12,256,895	12,947,215	13,611,264

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, convertible debt arrangements, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

Supplemental Cash Flow Information

For the years ended December 31, 2016, 2015 and 2014, net cash paid for income taxes was $2,645,000, $3,245,000 and $2,718,000, respectively.  For the years ended December 31, 2016, 2015 and 2014, net cash paid for interest was $120,873,000, $112,282,000 and $106,535,000, respectively. For the years ended December 31, 2016, 2015 and 2014, accrued capital expenditures were $558,000, $1,214,000 and $548,000, respectively.

(3)    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is in the process of assessing revenue recognition policies across each type of its contracts and evaluating the impact of the adoption ASU 2014-09 on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. The option for equity securities classified as available-for-sale to report changes in fair value in other comprehensive income is eliminated. Additionally, ASU 2016-01 requires using the modified retrospective application to all outstanding instruments and becomes effective January 1, 2019. Upon adoption, the Company would be required to reclassify any holding gains or losses on marketable securities in other accumulated comprehensive income on the consolidated balance sheet to beginning of period retained earnings Any future holding gains or losses on these securities would be recognized in income at each reporting period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles--Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. ASU 2017-04 becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-04 will have on its financial position, results of operations and cash flows.

(4)    Acquisitions

The Company accounts for business combinations utilizing the acquisition method in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value.

LiveWatch Acquisition

On February 23, 2015 (the "Closing Date"), MONI acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price included approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. The LiveWatch acquisition was funded by borrowings from MONI's revolving credit facility, as well as cash contributions from Ascent Capital. Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and all of the goodwill is estimated to be deductible for tax purposes.

In connection with the LiveWatch Acquisition, MONI entered into employment agreements with certain key members of the LiveWatch management team which currently provides for retention bonuses of $5,400,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Close Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are currently estimated to yield an aggregate payout of approximately $6,200,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts.

The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the prior period presented and, accordingly, proforma financial disclosures have not been presented.

(5)    Investments in Marketable Securities

The following table presents a summary of amounts recorded on the Consolidated Balance Sheets (amounts in thousands):

	As of December 31, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities	$3,767	—	$(396)	$3,371
Mutual funds (a)	$72,986	1,483	(15)	74,454
Ending balance	$76,753	1,483	$(411)	$77,825

	As of December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities	$4,603	—	$(1,288)	$3,315
Mutual funds (a)	$83,333	824	(420)	83,737
Ending balance	$87,936	$824	$(1,708)	$87,052

(a)	Primarily consists of corporate bond funds.

(b)
When an other-than-temporary impairment occurs, the Company reduces the cost basis of the marketable security involved. For the year ended December 31, 2016, the Company recognized non-cash charges for an other-than-temporary impairment of $1,068,000 on its mutual funds and $836,000 on its equity securities for a total other-than-temporary impairment on marketable securities of $1,904,000. For the year end December 31, 2015, the Company recognized non-cash charges for other-than-temporary impairments on its mutual funds of $6,389,000. The other-than-temporary impairments are included in Other income (expense), net on the consolidated statements of operations and comprehensive income.

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Year end December 31,
	2016	2015	2014
Gross realized gains	$1,105	$1,256	$146
Gross realized losses	$236	$955	$524
Total Proceeds	$15,184	$57,291	$7,842

(6)    Assets Held for Sale

As of December 31, 2016 and 2015, the Company classified certain land and building assets in net assets held for sale of $10,673,000 and $6,265,000, respectively. The Company currently expects to complete the sale of these real estate properties during the next twelve months.

(7)    Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2016	2015
Property and equipment, net:
Land	$—	4,700
Buildings and leasehold improvements	1,410	7,108
Machinery and equipment	55,992	52,790
	57,402	64,598
Accumulated depreciation	(29,071)	(32,158)
	$28,331	32,440

Depreciation expense for property and equipment was $8,435,000, $10,444,000 and $10,145,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(8)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2014	$527,502
LiveWatch Acquisition	36,047
Balance at December 31, 2015	563,549
Period activity	—
Balance at December 31, 2016	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). In connection with the Company's annual goodwill impairment assessment, which is performed in the fourth quarter using October 31 balances, the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets, thus no impairment was indicated.

(9)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Interest payable	$15,675	$15,390
Income taxes payable	2,989	2,665
Legal accrual	476	379
LiveWatch acquisition retention bonus	4,990	—
Other	10,840	13,139
Total Other accrued liabilities	$34,970	$31,573

(10)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 7.8%	$78,279	$74,507
MONI 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	578,254	576,455
MONI term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 7.2%	1,066,130	—
MONI $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00% subject to a LIBOR floor of 1.00%, with an effective rate of 5.3%	42,570	—
MONI term loans, matures April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.1%	—	542,420
MONI term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.0%	—	394,938
MONI $315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, with an effective rate of 6.7%	—	131,048
	1,765,233	1,719,368
Less current portion of long-term debt	(11,000)	(5,500)
Long-term debt	$1,754,233	$1,713,868

Convertible Notes

The convertible senior notes due July 15, 2020 (the "Convertible Notes") total $96,775,000 in aggregate principal amount, and bear interest at 4.00% per annum.  The Convertible Notes are convertible, under certain circumstances, into cash, shares of Series A common stock or any combination thereof at Ascent Capital’s election. Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. In December 2015, the Company purchased $6,725,000 in aggregate principal amount of the Convertible Notes and retired them, recognizing a gain on extinguishment of debt of $745,000.

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

The Convertible Notes are within the scope of FASB ASC Topic 470 Subtopic 20, Debt with Conversion and Other Options ("FASB ASC 470-20"), and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in FASB ASC 815 Subtopic 40, Contracts in an Entity's Own Equity ("FASB ASC 815-40").  Accordingly, upon issuance, the Company estimated fair value of the liability component as $72,764,000, with the remaining excess amount of $30,736,000 allocated to the equity component.

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of December 31, 2016	As of December 31, 2015
Principal	$96,775	$96,775
Unamortized discount	(17,324)	(20,857)
Deferred debt costs	(1,172)	(1,411)
Carrying value	$78,279	$74,507

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $3,871,000, $4,125,000 and $4,140,000 on the Convertible Notes for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company amortized $3,533,000, $3,643,000 and $3,342,000 of the Convertible Notes debt discount into interest expense for the years ended December 31, 2016, 2015 and 2014, respectively. In 2015, the Company retired $1,468,000 of unamortized debt discount and $135,000 of deferred financing costs in connection with the retirement of the Convertible Notes.

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

The Bond Hedge Transactions and Warrant Transactions are separate transactions entered into by Ascent Capital, are not part of the terms of the Convertible Notes and will not affect the Noteholders' rights under the Convertible Notes.  The Noteholders will not have any rights with respect to the Bond Hedge Transactions or the Warrant Transactions.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020, and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of MONI's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Senior Notes. As of December 31, 2016, the senior notes had deferred financing costs, net of accumulated amortization of $6,746,000.

Credit Facility

On September 30, 2016, MONI entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement," and together with Amendment No. 6, the "Credit Facility"). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver.

MONI used the net proceeds from the new term loan to retire $403,784,000 of its existing term loan due in March 2018 and$543,125,000 of its existing term loan due in April 2022. Additionally, the Company retired its existing $315,000,000 revolving credit facility in the amount of $138,900,000.

As a result of the refinancing, MONI accelerated amortization of certain deferred financing costs and debt discounts related to the extinguished term loans, and expensed certain other refinancing costs. The components of the refinancing expense is reflected below (amounts in thousands):

Twelve Months Ended December 31, 2016
Accelerated amortization of deferred financing costs	$4,160
Accelerated amortization of debt discount	3,416
Other refinancing costs	1,924
Total refinancing expense	$9,500

As of December 31, 2016, the Credit Facility term loan has a principal amount of $1,097,250,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $44,800,000 as of December 31, 2016 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2016, $250,200,000 is available for borrowing under the Credit Facility revolver.

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

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, MONI has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the "Swaps"). The Swaps have been designated as effective hedges of the Company's variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.15%. See note 11, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2016, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company's debt obligations are as follows (amounts in thousands):

2017	$11,000
2018	11,000
2019	11,000
2020	692,775
2021	55,800
Thereafter	1,042,250
Total principal payments	$1,823,825
Less:
Unamortized discounts, premium and deferred debt costs, net	58,592
Total debt on consolidated balance sheet	$1,765,233

(11)    Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in MONI's variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.  See note 12, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2016, derivative financial instruments included one interest rate swap with a fair value of $8,521,000 that constituted an asset of the Company and seven interest rate swaps with an aggregate fair value of $16,948,000 that constituted a liability to the Company.  At December 31, 2015, there were seven interest rate swaps with an aggregate fair value of $13,470,000 that constitute a liability to the Company.  The Swaps are included in Other assets, net and Derivative financial instruments on the consolidated balance sheets.  As of December 31, 2016 and 2015 no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the swap derivative instruments was to reduce the risk associated with MONI's term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company's term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in interest expense.  Changes in the fair value of the Swaps recognized in accumulated other comprehensive income (loss) are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $5,521,000.

The Swaps' outstanding notional balance as of December 31, 2016 and terms are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$523,875,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,837,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,542,713	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,542,713	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, MONI negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," and as amended, the "Amended Swaps"). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended Swaps, MONI simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(2,673)	(16,041)	(12,560)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(7,262)	(7,300)	(7,681)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$423	(119)	(46)

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

(12)    Fair Value Measurements

According to the FASB ASC Topic 820, Fair Value Measurements, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 - Quoted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Investments in marketable securities (a)	$77,825	—	—	77,825
Derivative financial instruments - assets (b)	—	8,521	—	8,521
Derivative financial instruments - liabilities	—	(16,948)	—	(16,948)
Total	77,825	(8,427)	—	69,398
December 31, 2015
Investments in marketable securities (a)	87,052	—	—	87,052
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	87,052	(13,470)	—	73,582

(a)	Level 1 investments primarily consist of diversified corporate bond funds.

(b)	Included in Other assets, net on the consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.   As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2016 , 2015 and 2014.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,765,233	$1,719,368
Fair value (a)	1,770,694	1,563,376

(a)	The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(13)    Income Taxes

Components of pretax income (loss) from continuing operations by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(84,202)	(80,021)	(34,383)
Foreign	209	290	355
Loss from continuing operations before taxes	$(83,993)	(79,731)	(34,028)

The Company's income tax benefit (expense) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	—	—
State	(3,008)	(2,305)	(3,527)
Foreign	(42)	(62)	(85)
	(3,050)	(2,367)	(3,612)
Deferred:
Federal	(4,000)	(3,894)	(3,292)
State	(206)	(266)	3,384
Foreign	5	22	100
	(4,201)	(4,138)	192
Total income tax expense from continuing operations	$(7,251)	(6,505)	(3,420)

Total income tax expense from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Computed expected tax benefit	$29,398	27,906	11,910
State and local income taxes, net of federal benefit	(2,091)	(1,671)	(93)
Change in valuation allowance affecting income tax expense	(30,859)	(27,890)	(11,232)
Income (expense) not resulting in tax impact	381	(803)	(694)
Tax amortization of indefinite-lived assets	(4,000)	(3,890)	(3,292)
Other, net	(80)	(157)	(19)
Income tax expense	$(7,251)	(6,505)	(3,420)

Components of deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2016	2015
Accounts receivable reserves	$1,165	1,874
Accrued liabilities	10,696	10,205
Net operating loss carryforwards	236,062	194,568
Derivative financial instruments	3,296	4,997
Other deferred tax assets	10,044	11,248
Valuation allowance	(126,164)	(92,214)
Total deferred tax assets	135,099	130,678
Intangible assets	(141,664)	(133,339)
Convertible notes	(6,376)	(7,694)
Property, plant and equipment	(2,934)	(1,371)
Other deferred tax liabilities	(1,894)	(1,920)
Total deferred tax liabilities	(152,868)	(144,324)
Net deferred tax liabilities	$(17,769)	$(13,646)

For the year ended December 31, 2016, the valuation allowance increased by $33,950,000.  The change in the valuation allowance is attributable to an increase of $30,859,000 related to federal income tax expense, a decrease of $1,463,000 related to changes in the derivative and marketable securities fair values recorded in other comprehensive income and an increase of $4,554,000 of other adjustments to deferred taxes.

At December 31, 2016, the Company has $641,013,000, $99,826,000 and $114,401,000 in net operating loss carryforwards for federal, California and other state tax purposes, respectively.  The federal net operating losses expire at various times from 2024 through 2036.  The state net operating loss carryforwards will expire through 2036.  Approximately $129,521,000 of the Company’s net operating losses are subject to Internal Revenue Code Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2018.  The Company also has $983,000 of state credits that will expire through year 2026.

As of December 31, 2016, the 2013 to 2016 tax years remain open to examination by the IRS and the 2012 to 2016 tax years remain open to examination by certain state tax authorities.  The Company’s foreign tax returns subsequent to 2012 are open for review by the foreign taxing authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
As of the beginning of the year	$2,907	191	247
Increases for tax positions of current years	1,049	1,104	4
Increases (reductions) for tax positions of prior years	—	1,612	(60)
As of the end of the year	$3,956	2,907	191

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2016, accrued interest and penalties related to uncertain tax positions were approximately $74,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(14)    Stock-based and Long-Term Compensation

Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan

The Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "2015 incentive plan") was adopted, effective February 25, 2015, in part, due to the diminishing number of shares of the Company’s common stock with respect to which awards could be granted under the 2008 plans (as defined below). The 2015 incentive plan is designed to provide additional compensation to certain employees, nonemployee directors and independent contractors for services rendered, to encourage their investment in our capital stock, to attract persons of exceptional ability to become officers, nonemployee directors, and employees of the Company and/or its subsidiaries. The number of individuals who receive awards under the 2015 incentive plan will vary from year to year and is not predictable. Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing (collectively, "awards"). The maximum number of shares of Ascent Capital’s common stock with respect to which awards may be granted under the 2015 incentive plan was determined based on the number of shares that remained available under the 2008 plans, resulting in an aggregate of 599,862 shares (plus any shares of our common stock subject to currently outstanding awards that become available again under the 2008 Plans) available under the 2015 incentive plan, subject to anti-dilution and other adjustment provisions of the 2015 incentive plan. The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

Ascent Capital Group, Inc. 2008 Incentive Plan and Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan

The Ascent Capital Group, Inc. 2008 Incentive Plan (the "2008 incentive plan") and the Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan (together with the 2008 incentive plan, the "2008 plans") were adopted by the board of directors of the Company on September 15, 2008.  The 2008 plans were designed to provide additional compensation to certain employees and independent contractors for services rendered, to attract persons of exceptional ability to become officers and employees, to compensate the non-employee board of director members for services rendered and to encourage investment in Ascent Capital's capital stock.  Upon the adoption of the 2015 incentive plan by the Board of Directors of the Company, the board of directors determined to cease making any further grants under the 2008 plans. The 2008 plans permitted awards of non-qualified stock options, stock appreciation rights, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing. The 2008 plans provided that base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it was granted.

Stock Options

The Company makes awards of non-qualified stock options for Ascent Capital Series A common stock to the Company's executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A common stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years.
The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. There were no options granted in 2016, 2015 and 2014.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A common stock:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2016	1,242,619	$41.29
Granted	—	$—
Exercised	—	$—
Forfeited	(36,437)	$49.66
Expired	(24,650)	$50.45
Outstanding at December 31, 2016	1,181,532	$40.84
Exercisable at December 31, 2016	988,805	$36.87

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2016.  The weighted average remaining contractual life of outstanding and exercisable awards at December 31, 2016 was 2.0 years and 1.8 years, respectively.

As of December 31, 2016, the total compensation cost related to unvested stock option awards was approximately $1,678,000.  Such amount will be recognized in the consolidated statements of operations over the next twelve months.

Restricted Stock Awards and Restricted Stock Units

The Company makes awards of restricted stock for its common stock to the Company’s executives and certain employees.  Substantially all of these awards have been for its Series A common stock.  The fair values for the restricted stock awards and restricted stock units are the closing price of Ascent Capital Series A common stock on the applicable dates of grants.

Upon the grant of a restricted stock award, the recipient receives a stock certificate for the number of restricted shares granted. The stock cannot be transfered or sold until the vesting criteria have been met. Upon the grant of a restricted stock unit award, the recipient receives the right to receive a number of shares at vesting and, as such, shares of stock are not issued until the vesting criteria have been met. The awards generally vest over two to five years.

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2016	242,793	$45.15
Granted	74,734	$15.02
Vested	(69,999)	$41.69
Canceled	(13,165)	$43.78
Outstanding at December 31, 2016	234,363	$36.65

There were no outstanding Series B restricted stock awards as of December 31, 2016.

The following table presents the number and WAFV of unvested restricted stock units:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2016	114,985	$40.74
Granted	148,133	$15.17
Vested	(17,125)	$41.03
Canceled	—	$—
Outstanding at December 31, 2016	245,993	$25.93

As of December 31, 2016, the total compensation cost related to unvested restricted stock and stock unit awards was approximately $8,079,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 3.2 years.

(15)    Stockholders' Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2016, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A common stock are entitled to one vote for each share held, and holders of Ascent Capital Series B common stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C common stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2016, 11,969,152 shares of Series A common stock were issued and outstanding and 381,859 shares of Series B common stock were issued and outstanding.  Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.  As of December 31, 2016, no shares of Ascent Capital Series C common stock were issued or outstanding.

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

During 2016, the Company purchased 389,179 shares of its Series A common stock at an average purchase price of $18.35 per share for a total of approximately $7,140,000 pursuant to the Share Repurchase Authorizations.

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

These repurchased shares were all canceled and returned to the status of authorized and unissued.

The following table presents the activity in Ascent Capital’s Series A and Series B common stock for the three year period ended December 31, 2016:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2013	13,672,674	384,212
Conversion from Series B to Series A shares	126	(126)
Issuance of restricted stock	36,797	—
Restricted stock canceled for forfeitures and tax withholding	(12,442)	—
Stock option exercises	22,249	—
Repurchases and retirements of Series A shares	(557,309)
Balance at December 31, 2014	13,162,095	384,086
Conversion from Series B to Series A shares	1,727	(1,727)
Issuance of restricted stock	118,313	—
Restricted stock canceled for forfeitures and tax withholding	(40,158)	—
Repurchases and retirements of Series A shares	(940,729)	—
Balance at December 31, 2015	12,301,248	382,359
Conversion from Series B to Series A shares	500	(500)
Issuance of stock awards	91,859	—
Restricted stock canceled for forfeitures and tax withholding	(35,276)	—
Repurchases and retirements of Series A shares	(389,179)	—
Balance at December 31, 2016	11,969,152	381,859

As of December 31, 2016, there were 1,427,525 shares of Ascent Capital Series A common stock reserved for issuance under exercise privileges of outstanding stock options and unvested restricted stock and performance unit awards.

 Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains and Losses, net (b)	Unrealized Gains and Losses on Derivative Instruments, net (c)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	167	1,498	74	1,739
Gain (loss) through Accumulated other comprehensive loss	(382)	(3,664)	(12,560)	(16,606)
Reclassifications of loss (gains) into net income	—	378	7,681	8,059
Balance at December 31, 2014	(215)	(1,788)	(4,805)	(6,808)
Gain (loss) through Accumulated other comprehensive loss	(293)	6,991	(16,041)	(9,343)
Reclassifications of loss (gains) into net income	—	(6,087)	7,300	1,213
Balance at December 31, 2015	(508)	(884)	(13,546)	(14,938)
Gain (loss) through Accumulated other comprehensive loss	(1,032)	2,991	(2,673)	(714)
Reclassifications of loss (gains) into net income	—	(1,035)	7,262	6,227
Balance at December 31, 2016	$(1,540)	1,072	(8,957)	(9,425)

(a)        No income taxes were recorded on foreign currency translation amounts for 2016, 2015 and 2014 because the Company is subject to a full valuation allowance.
(b)        No income taxes were recorded on the December 31, 2016, 2015 and 2014 unrealized holding gains because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Other income, net on the consolidated statement of operations.  See note 5, Investments in Marketable Securities, for further information.
(c)         No income taxes were recorded unrealized loss on derivative instrument amounts for 2016, 2015 and 2014 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 11, Derivatives, for further information.

(16)  Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2016, 2015 and 2014 was $111,000, $132,000 and $80,000, respectively.

(17)                          Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2017	$3,817
2018	3,793
2019	2,984
2020	2,875
2021	2,857
Thereafter	27,286
Minimum lease commitments	$43,612

Rent expense for noncancelable operating leases for real property and equipment was $3,862,000, $4,540,000 and $3,664,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Indemnifications

On September 17, 2008 (the "Spin-Off Date"), Ascent Capital was spun off from DHC as effected by a distribution of Ascent Capital Series A and Series B common stock holders of DHC Series A and Series B common stock (the "Spin-Off").  In connection with the Spin-Off, Ascent Capital and DHC entered into certain agreements in order to govern certain ongoing relationships between Ascent Capital and DHC after the Spin-Off and to provide mechanisms for an orderly transition.  These agreements included a tax sharing agreement.  Pursuant to the tax sharing agreement with DHC, Ascent Capital is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date.  The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Spin-Off.  The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap.  Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Spin-Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of the Company's former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the Spin-Off, as well as certain obligations of DHC.  The Company does not expect to incur any material obligations under such indemnification provisions.

Legal

The Company is involved in litigation and similar claims incidental to the conduct of its business, including from time to time, contractual disputes, claims related to alleged security system failures and claims related to alleged violations of the U.S. Telephone Consumer Protection Act. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management's estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.  The Company accrues and expenses legal fees related to loss contingency matters as incurred.

(18) Reportable Business Segments

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

The business segment management reporting and controlling systems are based on the same accounting policies as those described in note 2, Summary of Significant Accounting Policies.

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. Prior to the acquisition of LiveWatch in February 2015, Ascent Capital had one operating segment. Therefore, no segment presentation is provided for fiscal year 2014. The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Twelve Months Ended December 31, 2016
Net revenue	$547,458	$22,914	$—	$570,372
Depreciation and amortization	$250,393	$4,520	$275	$255,188
Net loss from continuing operations before income taxes	$(46,728)	$(22,431)	$(14,834)	$(83,993)

	Twelve Months Ended December 31, 2015
Net revenue	$548,622	$14,734	$—	$563,356
Depreciation and amortization	$264,870	$3,864	$378	$269,112
Net loss from continuing operations before income taxes	$(47,793)	$(18,365)	$(13,573)	$(79,731)

The following table sets forth selected data from the accompanying consolidated balance sheets for the periods indicated(amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$5,678	$2,132,432

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$76,858	$2,173,305

(19) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	Amounts in thousands, except per share amounts
2016:
Net revenue	$143,268	143,656	142,765	140,683
Operating income	$9,211	12,239	15,248	18,936
Net loss	$(23,220)	(22,202)	(27,033)	(18,789)
Basic and diluted net loss per common share	$(1.86)	(1.80)	(2.23)	(1.55)
2015:
Net revenue	$138,416	141,543	141,846	141,551
Operating income	$20,641	17,798	8,907	2,021
Net loss	$(9,835)	(18,409)	(24,330)	(30,810)
Basic and diluted net loss per common share	$(0.74)	(1.40)	(1.87)	(2.48)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2017:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2017 Annual Meeting of stockholders with the Securities and Exchange Commission on or before May 1, 2017.

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

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the "Commission") on June 13, 2008 (the "Form 10")).

3.2
Certificate of Ownership and Merger dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011).

3.3	Form of Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10).

3.4
Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014).

4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3
Indenture, dated March 23, 2012, between Monitronics International, Inc. ("Monitronics"), as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the "Q1 2012 10-Q")).

4.4
Credit Agreement, dated March 23, 2012, among Monitronics as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 to the Q1 2012 10-Q).

4.5
Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the "2012 10-K")).

4.6
Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-34176), filed with the Commission on May 10, 2013).

4.7
Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

4.8
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015) (the "Q1 2015 10-Q").

4.9
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics, the guarantors party thereto, Bank of America, N.A., individually and as administrative agent, and certain lenders party thereto (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on April 15, 2015).

4.10
Amendment No. 6 to the Credit Agreement, dated September 30, 2016, by and among Monitronics, the guarantors party thereto, Bank of America, N.A., individually and as administrative agent, and certain lenders party thereto (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 3, 2016).

4.11
Indenture, dated as of July 17, 2013, between Ascent, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the "Q2 2013 10-Q").

4.12
Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics International Inc. (File No. 333-191805), filed with the Commission on October 18, 2013 (the "S-4")).

4.13
Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

10.1
Tax Sharing Agreement dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Registrant's Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008 ("Amend. No. 8 to the Form 10")).

10.2
Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.3
Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 (File 000-53280), filed with the Commission on July 23, 2008).

10.4	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amend. No. 8 to the Form 10).

10.5	Amended and Restated Employment Agreement, dated January 25, 2013, between the Registrant and William R. Fitzgerald (incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6
Amended and Restated Employment Agreement, dated May 31, 2011, between the Registrant and William E. Niles (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-34176), filed with the Commission on August 8, 2011).

10.7
Employment Agreement, dated September 30, 2011, between the Registrant and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-34176), filed with the Commission on November 7, 2011 (the "Q3 2011 10-Q")).

10.8
Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the "Q2 2012 10-Q")).

10.9	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the Q2 2012 10-Q).

10.10
Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital Group, Inc. and Monitronics International, Inc. (incorporated by reference to Exhibit 10.3 to the Q2 2012 10-Q).

10.11	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent and Monitronics (incorporated by reference to Exhibit 10.4 to the Q2 2012 10-Q).

10.12	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the Q2 2012 10-Q).

10.13	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the Q2 2012 10-Q).

10.14	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.15	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.16
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-203043), filed with the Commission on March 26, 2015).

10.17	Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q1 2015 10-Q).

10.18
Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital Group, Inc. and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015) (the "Q3 2015 10-Q").

10.19	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.2 to the Q3 2015 10-Q).

10.2	Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to the Q3 2015 10-Q).

10.21
Performance-Based Restricted Stock Unit Award Agreement under the Ascent Capital 2015 Omnibus Incentive Plan, effective as of June 22, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.5 to the Q3 2015 10-Q).

10.22
Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of March 24, 2015, by and between Ascent Capital and Michael R. Meyers (incorporated by reference to Exhibit 10.6 to the Q3 2015 10-Q).

10.23	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the Q2 2013 10-Q).**

10.24	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the Q2 2013 10-Q).**

10.25	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the Q2 2013 10-Q).**

10.26	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the Q2 2013 10-Q).**

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated March 8, 2017.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith.

**
Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

March 8, 2017	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and	March 8, 2017
William R. Fitzgerald	Chief Executive Officer

/s/ Philip J. Holthouse	Director	March 8, 2017
Philip J. Holthouse

/s/ Michael J. Pohl	Director	March 8, 2017
Michael J. Pohl

/s/ Charles Y. Tanabe	Director	March 8, 2017
Charles Y. Tanabe

/s/ Carl E. Vogel	Director	March 8, 2017
Carl E. Vogel

/s/ Jeffery R. Gardner	Director and Executive Vice President	March 8, 2017
Jeffery R. Gardner

/s/ Michael R. Meyers	Senior Vice President, Chief Financial Officer	March 8, 2017
Michael R. Meyers	(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the "Commission") on June 13, 2008 (the "Form 10")).

3.2
Certificate of Ownership and Merger dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011).

3.3	Form of Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10).

3.4
Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014).

4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3
Indenture, dated March 23, 2012, between Monitronics International, Inc. ("Monitronics"), as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the "Q1 2012 10-Q")).

4.4
Credit Agreement, dated March 23, 2012, among Monitronics as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 to the Q1 2012 10-Q).

4.5
Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the "2012 10-K")).

4.6
Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-34176), filed with the Commission on May 10, 2013).

4.7
Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

4.8
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015) (the "Q1 2015 10-Q").

4.9
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics, the guarantors party thereto, Bank of America, N.A., individually and as administrative agent, and certain lenders party thereto (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on April 15, 2015).

4.10
Amendment No. 6 to the Credit Agreement, dated September 30, 2016, by and among Monitronics, the guarantors party thereto, Bank of America, N.A., individually and as administrative agent, and certain lenders party thereto (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 3, 2016).

4.11
Indenture, dated as of July 17, 2013, between Ascent, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the "Q2 2013 10-Q").

4.12
Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics International Inc. (File No. 333-191805), filed with the Commission on October 18, 2013 (the "S-4")).

4.13
Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

10.1
Tax Sharing Agreement dated as of September 17, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and CSS Studios, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Registrant's Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008 ("Amend. No. 8 to the Form 10")).

10.2
Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.3
Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 (File 000-53280), filed with the Commission on July 23, 2008).

10.4	Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amend. No. 8 to the Form 10).

10.5	Amended and Restated Employment Agreement, dated January 25, 2013, between the Registrant and William R. Fitzgerald (incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6
Amended and Restated Employment Agreement, dated May 31, 2011, between the Registrant and William E. Niles (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-34176), filed with the Commission on August 8, 2011).

10.7
Employment Agreement, dated September 30, 2011, between the Registrant and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-34176), filed with the Commission on November 7, 2011 (the "Q3 2011 10-Q")).

10.8
Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the "Q2 2012 10-Q")).

10.9	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the Q2 2012 10-Q).

10.10
Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital Group, Inc. and Monitronics International, Inc. (incorporated by reference to Exhibit 10.3 to the Q2 2012 10-Q).

10.11	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent and Monitronics (incorporated by reference to Exhibit 10.4 to the Q2 2012 10-Q).

10.12	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the Q2 2012 10-Q).

10.13	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the Q2 2012 10-Q).

10.14	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.15	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.16
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-203043), filed with the Commission on March 26, 2015).

10.17	Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q1 2015 10-Q).

10.18
Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital Group, Inc. and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015) (the "Q3 2015 10-Q").

10.19	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.2 to the Q3 2015 10-Q).

10.2	Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to the Q3 2015 10-Q).

10.21
Performance-Based Restricted Stock Unit Award Agreement under the Ascent Capital 2015 Omnibus Incentive Plan, effective as of June 22, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.5 to the Q3 2015 10-Q).

10.22
Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, effective as of March 24, 2015, by and between Ascent Capital and Michael R. Meyers (incorporated by reference to Exhibit 10.6 to the Q3 2015 10-Q).

10.23	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.1 to the Q2 2013 10-Q).**

10.24	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent (incorporated by reference to Exhibit 10.2 to the Q2 2013 10-Q).**

10.25	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.3 to the Q2 2013 10-Q).**

10.26	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent (incorporated by reference to Exhibit 10.4 to the Q2 2013 10-Q).**

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated March 8, 2017.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith.

**
Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Furnished herewith.