Form 10-Q
period 2017-03-31
Ascent Capital Group, Inc.
filed 2017-05-10
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of April 25, 2017 was:

Series A common stock 11,972,104 shares; and
Series B common stock 381,528 shares.

Item 1.  Financial Statements.
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$42,257	$12,319
Marketable securities, at fair value	80,012	77,825
Trade receivables, net of allowance for doubtful accounts of $2,805 in 2017 and $3,043 in 2016	12,971	13,869
Prepaid and other current assets	8,769	10,347
Assets held for sale	5,285	10,673
Total current assets	149,294	125,033
Property and equipment, net of accumulated depreciation of $31,198 in 2017 and $29,071 in 2016	27,406	28,331
Subscriber accounts, net of accumulated amortization of $1,269,494 in 2017 and $1,212,468 in 2016	1,377,938	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $35,433 in 2017 and $32,976 in 2016	14,367	16,824
Goodwill	563,549	563,549
Other assets	11,360	11,935
Total assets	$2,143,914	$2,132,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,631	$11,516
Accrued payroll and related liabilities	4,938	5,067
Other accrued liabilities	46,545	34,970
Deferred revenue	16,168	15,147
Holdback liability	13,768	13,916
Current portion of long-term debt	11,000	11,000
Liabilities of discontinued operations	—	3,500
Total current liabilities	102,050	95,116
Non-current liabilities:
Long-term debt	1,779,056	1,754,233
Long-term holdback liability	2,352	2,645
Derivative financial instruments	11,828	16,948
Deferred income tax liability, net	18,826	17,769
Other liabilities	7,044	7,076
Total liabilities	1,921,156	1,893,787
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,972,153 and 11,969,152 shares at March 31, 2017 and December 31, 2016, respectively	120	120
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 and 381,859 shares at March 31, 2017 and December 31, 2016, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,418,813	1,417,505
Accumulated deficit	(1,188,412)	(1,169,559)
Accumulated other comprehensive loss, net	(7,767)	(9,425)
Total stockholders’ equity	222,758	238,645
Total liabilities and stockholders’ equity	$2,143,914	$2,132,432

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$141,200	143,268
Operating expenses:
Cost of services	29,969	29,475
Selling, general and administrative, including stock-based compensation	36,245	32,118
Radio conversion costs	232	9,079
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Depreciation	2,127	2,063
Gain on disposal of operating assets	(6,638)	—
	121,482	134,057
Operating income	19,718	9,211
Other income (expense), net:
Interest income	395	457
Interest expense	(37,486)	(31,424)
Other income, net	242	358
	(36,849)	(30,609)
Loss from continuing operations before income taxes	(17,131)	(21,398)
Income tax expense from continuing operations	(1,814)	(1,822)
Net loss from continuing operations	(18,945)	(23,220)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	92	—
Net loss	(18,853)	(23,220)
Other comprehensive income (loss):
Foreign currency translation adjustments	58	(202)
Unrealized holding gain (loss) on marketable securities, net	551	(96)
Unrealized gain (loss) on derivative contracts, net	1,049	(11,845)
Total other comprehensive income (loss), net of tax	1,658	(12,143)
Comprehensive loss	$(17,195)	(35,363)

Basic and diluted income (loss) per share:
Continuing operations	$(1.56)	(1.86)
Discontinued operations	0.01	—
Net loss	$(1.55)	(1.86)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,853)	(23,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(92)	—
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Depreciation	2,127	2,063
Stock-based compensation	1,576	1,695
Deferred income tax expense	1,052	1,052
Gain on disposal of operating assets	(6,638)	—
Amortization of debt discount and deferred debt costs	2,673	2,628
Bad debt expense	2,557	2,544
Other non-cash activity, net	1,872	735
Changes in assets and liabilities:
Trade receivables	(1,659)	(2,256)
Prepaid expenses and other assets	1,506	(1,378)
Subscriber accounts - deferred contract costs	(754)	(660)
Payables and other liabilities	4,491	11,532
Operating activities from discontinued operations, net	(3,408)	—
Net cash provided by operating activities	45,997	56,057
Cash flows from investing activities:
Capital expenditures	(1,693)	(2,276)
Cost of subscriber accounts acquired	(46,708)	(46,670)
Purchases of marketable securities	(2,627)	(5,036)
Proceeds from sale of marketable securities	997	4,403
Decrease in restricted cash	—	55
Proceeds from the disposal of operating assets	12,090	—
Net cash used in investing activities	(37,941)	(49,524)
Cash flows from financing activities:
Proceeds from long-term debt	64,750	59,250
Payments on long-term debt	(42,600)	(38,675)
Value of shares withheld for share-based compensation	(268)	(156)
Net cash provided by financing activities	21,882	20,419
Net increase in cash and cash equivalents	29,938	26,952
Cash and cash equivalents at beginning of period	12,319	5,577
Cash and cash equivalents at end of period	$42,257	32,529
Supplemental cash flow information:
State taxes paid, net	$3	19
Interest paid	22,643	16,152
Accrued capital expenditures	780	973

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2016	$—	120	4	—	1,417,505	(1,169,559)	(9,425)	238,645
Net loss	—	—	—	—	—	(18,853)	—	(18,853)
Other comprehensive income	—	—	—	—	—	—	1,658	1,658
Stock-based compensation	—	—	—	—	1,576	—	—	1,576
Value of shares withheld for minimum tax liability	—	—	—	—	(268)	—	—	(268)
Balance at March 31, 2017	$—	120	4	—	1,418,813	(1,188,412)	(7,767)	222,758

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. ("MONI") is the primary, wholly owned, operating subsidiary of the Company.  MONI, and its wholly owned subsidiary LiveWatch Security, LLC ("LiveWatch"), monitor signals arising from burglaries, fires, medical alerts and other events through security systems installed at subscribers' premises, as well as providing for interactive and home automation services.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 8, 2017 (the "2016 Form 10-K").

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

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period.

The Company currently plans to adopt ASU 2014-09 using the full retrospective approach. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on the significance of the impact of the new standard on the Company's financial results.

The Company is in the initial stages of evaluating the impact of ASU 2014-09 on the accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. While the Company is in the process of assessing revenue recognition policies across each type of its contracts, the Company does not know or cannot reasonably estimate the impact of the adoption ASU 2014-09 on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, ASU 2016-02 requires a finance lease to be recognized as both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. ASU 2017-04 becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-04 will have on its financial position, results of operations and cash flows.

(3)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of March 31, 2017
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	$—	$(241)	$3,526
Mutual funds (a)	74,622	1,864	—	76,486
Ending balance	$78,389	$1,864	$(241)	$80,012

	As of December 31, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	$—	$(396)	$3,371
Mutual funds (a)	72,986	1,483	(15)	74,454
Ending balance	$76,753	$1,483	$(411)	$77,825

(a)	Primarily consists of corporate bond funds.

(b)
When an other-than-temporary impairment occurs, the Company reduces the cost basis of the marketable security involved. In the second quarter of 2016, the Company recognized non-cash charges for an other-than-temporary impairment of $1,068,000 on its mutual funds and $836,000 on its equity securities for a total other-than-temporary impairment loss on marketable securities of $1,904,000. The mutual fund impairments were attributable to a low interest rate environment and widening credit spreads. The equity security impairment was primarily attributable to foreign exchange losses based on weakening of the trading currency of the underlying investment.

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Gross realized gains	$6	$86
Gross realized losses	$—	$—
Total proceeds	$997	$4,403

(4)    Assets Held for Sale

In the first quarter of 2017, the Company completed the sale of certain assets held for sale with a net book value of $5,452,000 for a gain of approximately $6,638,000. As of March 31, 2017, the Company has $5,285,000 of land and a building classified as Assets held for sale in the condensed consolidated balance sheet. See note 13, Subsequent Events, for further disclosure related to the sale of this real estate property.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Interest payable	$27,766	$15,675
Income taxes payable	3,754	2,989
Legal accrual	443	476
LiveWatch acquisition retention bonus	—	4,990
Derivative financial instruments	3,660	—
Other	10,922	10,840
Total Other accrued liabilities	$46,545	$34,970

(6)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 7.8%	$79,306	$78,279
MONI 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	578,718	578,254
MONI term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.2%	1,064,465	1,066,130
MONI $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 5.3%	67,567	42,570
	1,790,056	1,765,233
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,779,056	$1,754,233

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of March 31, 2017	As of December 31, 2016
Principal	$96,775	$96,775
Unamortized discount	(16,361)	(17,324)
Deferred debt costs	(1,108)	(1,172)
Carrying value	$79,306	$78,279

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $968,000 for both the three months ended March 31, 2017 and March 31, 2016. The Company amortized $1,027,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three months ended March 31, 2017, compared to $894,000 for three months ended March 31, 2016.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of MONI’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Senior Notes. As of March 31, 2017 , the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $6,282,000.

Credit Facility

On September 30, 2016, MONI entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

On March 30, 2017, MONI borrowed $41,800,000 on its Credit Facility revolver primarily to fund its April 1, 2017 interest payment due under the Senior Notes of $26,691,000 and other business activities.

As of March 31, 2017, the Credit Facility term loan has a principal amount of $1,094,500,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $69,700,000 as of March 31, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of March 31, 2017, $225,300,000 is available for borrowing under the Credit Facility revolver.

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

As of March 31, 2017, MONI has deferred financing costs and unamortized discounts, net of accumulated amortization, of $32,168,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loans, MONI has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.18%. See note 7, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2017, the Company was in compliance with all required covenants.

As of March 31, 2017, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2017	$8,250
2018	11,000
2019	11,000
2020	692,775
2021	80,700
2022	1,042,250
Thereafter	—
Total principal payments	$1,845,975
Less:
Unamortized deferred debt costs, discounts and premium, net	55,919
Total debt on condensed consolidated balance sheet	$1,790,056

(7)    Derivatives

Interest Rate Risk

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

As of March 31, 2017, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$522,500,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,475,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,260,050	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,260,050	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $4,304,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Effective portion of loss recognized in Accumulated other comprehensive loss	$(733)	(13,657)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,782)	(1,812)
Ineffective portion of amount of gain (loss) recognized into Net loss (a)	$18	(58)

(a)         Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Foreign Exchange Risk

In the first quarter of 2017, Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the expected sale of a property in the United Kingdom subsequent to March 31, 2017. The contract matures on June 30, 2017 and is undesignated. The notional amount of the foreign exchange contract was £13,500,000 at March 31, 2017. The change in fair value on this instrument is recorded in Selling, general and administrative, including stock-based compensation operating expense on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2017, Ascent Capital recognized approximately $554,000 in expense on this contract.

(8)    Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Investments in marketable securities (a)	80,012	—	—	80,012
Interest rate swap agreement - assets (b)	—	8,124	—	8,124
Interest rate swap agreements - liabilities (b)	—	(15,488)	—	(15,488)
Foreign Currency forward exchange contract (c)	$—	(554)		$(554)
Total	$80,012	(7,918)	—	$72,094
December 31, 2016
Investments in marketable securities (a)	77,825	—	—	77,825
Interest rate swap agreement - assets (b)	—	8,521	—	8,521
Interest rate swap agreements - liabilities (b)	—	(16,948)	—	(16,948)
Total	$77,825	(8,427)	—	$69,398

(a)	Level 1 investments primarily consist of diversified corporate bond funds.

(b)
Interest rate swap agreement asset values are included in Other assets and interest rate swap agreement liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets depending on the maturity date of the swap.

(c)	The value of the foreign currency forward exchange contract is included in current Other accrued liabilities on the consolidated balance sheet.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,790,056	$1,765,233
Fair value (a)	1,816,023	1,770,694

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)    Stockholders’ Equity

Common Stock

The following table presents the activity in the Series A Common Stock and Ascent Capital's Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the three months ended March 31, 2017:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2016	11,969,152	381,859
Conversion from Series B to Series A Shares	331	(331)
Issuance of stock awards	21,216	—
Restricted stock forfeitures and tax withholding	(18,546)	—
Balance at March 31, 2017	11,972,153	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive loss
As of December 31, 2016	$(1,540)	1,072	(8,957)	$(9,425)
Gain (loss) through Accumulated other comprehensive loss, net of income tax of $0	58	557	(733)	(118)
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(6)	1,782	1,776
Net current period other comprehensive income (loss)	58	551	1,049	1,658
As of March 31, 2017	$(1,482)	1,623	(7,908)	$(7,767)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 3, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

(10)    Basic and Diluted Earnings (Loss) Per Common Share—Series A and Series B

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of shares of Series A Common Stock and Series B Common Stock outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted average number of shares of Series A Common Stock and Series B Common Stock outstanding and the effect of dilutive securities such as outstanding stock options, unvested restricted stock and restricted stock units.

	Three Months Ended March 31,
	2017	2016
Weighted average Series A and Series B shares — basic and diluted	12,134,061	12,450,892

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For the three months ended March 31, 2017, diluted shares outstanding excluded the effect of 384,606 potentially dilutive unvested restricted stock awards and performance stock units because their inclusion would have been anti-dilutive.  For the three months ended March 31, 2016, diluted shares outstanding excluded the effect of 464,571 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

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

(12)    Reportable Business Segments

Description of Segments

The Company operates through two reportable business segments according to the nature and economic characteristics of its services as well as the manner in which the information issued internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The Company's business segments are as follows:

MONI

The MONI segment is engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing customer service and technical support. MONI primarily outsources the sales, installation and most of its field service functions to its dealers.

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

Other Activities

Other Activities primarily consists of Ascent Capital's corporate costs, including administrative and other activities not associated with the operation of the reportable segments, and eliminations.

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Three Months Ended March 31, 2017
Net revenue	$134,408	$6,792	$—	$141,200
Depreciation and amortization	$60,508	$1,159	$7	$61,674
Net loss from continuing operations before income taxes	$(13,299)	$(5,930)	$2,098	$(17,131)

	Three Months Ended March 31, 2016
Net revenue	$138,096	$5,172	$—	$143,268
Depreciation and amortization	$62,152	$1,145	$88	$63,385
Net loss from continuing operations before income taxes	$(13,151)	$(5,269)	$(2,978)	$(21,398)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Balance at March 31, 2017
Subscriber accounts, net of amortization	$1,356,211	$21,727	$—	$1,377,938
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,084,719	$63,321	$(4,126)	$2,143,914

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$5,678	$2,132,432

(13)    Subsequent Events

In May 2017, the Company completed the sale of real estate property at a sales price of approximately $20,700,000, resulting in a pre-tax gain on disposition. The real estate property had a net book value of $5,285,000 and was included in Assets held for sale on the Company’s condensed consolidated balance sheet as of March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired assets and businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent MONI's largest demographic;

•	uncertainties in the development of our business strategies, including MONI's increased direct marketing efforts and market acceptance of new products and services;

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2016 Form 10-K.

Overview

Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc ("MONI"). MONI, and its wholly owned subsidiary LiveWatch Security, LLC ("LiveWatch"), monitor signals arising from burglaries, fires, medical alerts and other events through security systems installed at subscribers' premises, as well as providing for interactive and home automation services.

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

The table below presents subscriber data for the twelve months ended March 31, 2017 and 2016:

	Twelve Months Ended March 31,
	2017	2016
Beginning balance of accounts	1,080,726	1,090,612
Accounts acquired	125,457	152,078
Accounts canceled	(150,568)	(148,787)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(18,821)	(13,177)
Ending balance of accounts	1,036,794	1,080,726
Monthly weighted average accounts	1,059,526	1,089,346
Attrition rate - Unit	14.2%	13.7%
Attrition rate - RMR (c)	12.3%	12.8%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 11,518 and 3,170 accounts included in our Radio Conversion Program that primarily canceled in excess of their expected attrition for the twelve months ending March 31, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2017 and 2016 was 14.2% and 13.7%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as MONI's more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where MONI purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended March 31, 2017 and 2016 was 13.8% and 12.9%, respectively.

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

Accounts Acquired

During the three months ended March 31, 2017 and 2016, MONI acquired 29,376 and 29,211 subscriber accounts, respectively. Accounts acquired for the three months ended March 31, 2017 and 2016 reflect bulk buys of approximately 3,000 and 400 accounts, respectively.

RMR acquired during the three months ended March 31, 2017 and 2016 was $1,437,000 and $1,324,000, respectively.

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

Pre-SAC Adjusted EBITDA

In addition to MONI's dealer sales channel, MONI and LiveWatch also generate leads and acquire accounts through their direct-to-consumer sales channels.  As such, certain expenditures and related revenue associated with subscriber acquisition (subscriber acquisition costs, or "SAC") are recognized as incurred. This is in contrast to the dealer sales channel, which capitalizes payments to dealers to acquire accounts. "Pre-SAC Adjusted EBITDA" is a measure that eliminates the impact of generating leads and acquiring accounts through the direct-to-consumer sales channels that is recognized in operating income. Pre-SAC Adjusted EBITDA is defined as total Adjusted EBITDA excluding SAC related to internally generated subscriber leads and accounts through the direct-to-consumer sales channels, as well as any related revenue. We believe Pre-SAC Adjusted EBITDA is a meaningful measure of the Company's financial performance in servicing its customer base. Pre-SAC Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Pre-SAC Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Pre-SAC Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended March 31,
	2017	2016
Net revenue	$141,200	143,268
Cost of services	29,969	29,475
Selling, general, and administrative	36,245	32,118
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Interest expense	(37,486)	(31,424)
Income tax expense from continuing operations	(1,814)	(1,822)
Net loss from continuing operations	(18,945)	(23,220)
Net loss	(18,853)	(23,220)

Adjusted EBITDA (a)
MONI business Adjusted EBITDA	$82,222	87,020
Corporate Adjusted EBITDA	(2,222)	(1,974)
Total Adjusted EBITDA	$80,000	85,046
Adjusted EBITDA as a percentage of Net revenue
MONI business	58.2%	60.7%
Corporate	(1.6)%	(1.4)%

Pre-SAC Adjusted EBITDA (b)
MONI business Pre-SAC Adjusted EBITDA	$89,863	92,091
Corporate Pre-SAC Adjusted EBITDA	(2,222)	(1,974)
Total Pre-SAC Adjusted EBITDA	$87,641	90,117
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)
MONI business	64.3%	64.9%
Corporate	(1.6)%	(1.4)%

(a)	See reconciliation of net loss from continuing operations to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenue, as reported	$141,200	143,268
Revenue associated with subscriber acquisition cost	(1,392)	(1,295)
Pre-SAC net revenue	$139,808	141,973

Net revenue.  Net revenue decreased $2,068,000, or 1.4%, for the three months ended March 31, 2017, as compared to the corresponding prior year period.  The decrease in net revenue is attributable to the lower average number of subscribers in the first quarter of 2017. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $42.17 as of March 31, 2016 to $43.63 as of March 31, 2017.

Cost of services.  Cost of services increased $494,000, or 1.7%, for the three months ended March 31, 2017, as compared to the corresponding prior year period.  The increase for the three months ended March 31, 2017 is primarily due to increased expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of MONI's direct installation sales channel. Subscriber acquisition costs include expensed MONI and LiveWatch equipment costs and MONI labor costs associated with the creation of new subscribers of $2,664,000 for three months ended March 31, 2017, as compared to $2,252,000 for the three months ended March 31, 2016. Cost of services as a percent of net revenue increased from 20.6% for the three months ended March 31, 2016 to 21.2% for the three months ended March 31, 2017.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $4,127,000 or 12.8% for the three months ended March 31, 2017, as compared to the corresponding prior year period.  The increase is attributable to an increase in subscriber acquisition costs (marketing and sales costs related to the creation of new subscribers), MONI rebranding expense and a $713,000 impairment of certain internally developed capitalized software that was no longer viable. Subscriber acquisition costs increased to $6,369,000 for the three months ended March 31, 2017, as compared to $4,114,000 for the three months ended March 31, 2016, primarily as a result of increased direct-to-consumer sales activities at MONI. SG&A as a percent of net revenue increased from 22.4% for the three months ended March 31, 2016 to 25.7% for the three months ended March 31, 2017.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,775,000, or 2.9%, for the three months ended March 31, 2017, as compared to the corresponding prior year period.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the first quarter of 2016, which have a lower rate of amortization in 2017 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to March 31, 2016.

Interest expense.  Interest expense increased $6,062,000, or 19.3%, for the three months ended March 31, 2017, as compared to the corresponding prior year period. The increase in interest expense is attributable to increases in the Company’s consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $17,131,000 and income tax expense of $1,814,000 for the three months ended March 31, 2017.  The Company had pre-tax loss from continuing operations of $21,398,000 and income tax expense of $1,822,000 for the three months ended March 31, 2016.  Income tax expense for the three months ended March 31, 2017 and 2016 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's recent business acquisitions.

Net loss from continuing operations. The Company had net loss from continuing operations of $18,945,000 for the three months ended March 31, 2017, as compared to a net loss from continuing operations of $23,220,000 for the three months ended March 31, 2016. The change in net loss is primarily attributable to the reduction in Radio conversion costs in 2017, as MONI has substantially completed its radio conversion program in 2016, and a $6,638,000 gain on disposal of assets held for sale recognized during the three months ended March 31, 2017. These gains were offset by decreases in net revenues and increases in operating expenses as discussed above.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss from continuing operations	(18,945)	(23,220)
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Depreciation	2,127	2,063
Stock-based compensation	1,576	1,695
Radio conversion costs	232	9,079
Rebranding marketing program	847	173
LiveWatch acquisition contingent bonus charges	968	900
Integration / implementation of company initiatives	641	—
Severance expense (a)	27	245
Impairment of capitalized software	713	—
Gain on disposal of operating assets	(6,638)	—
Interest income	(395)	(457)
Interest expense	37,486	31,424
Income tax expense from continuing operations	1,814	1,822
Adjusted EBITDA	80,000	85,046
Gross subscriber acquisition costs (b)	9,033	6,366
Revenue associated with subscriber acquisition costs (b)	(1,392)	(1,295)
Pre-SAC Adjusted EBITDA	$87,641	90,117

(a)	Severance expense related to a 2016 reduction in headcount event and transitioning executive leadership at MONI.

(b)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the three months ended March 31, 2016 has been restated to include $367,000 of costs and $170,000 of revenue, respectively, related to MONI's direct-to-consumer sales channel activities for the period.

Adjusted EBITDA decreased $5,046,000, or 5.9%, for the three months ended March 31, 2017, as compared to the corresponding prior year period.  The decrease is the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, went from $5,071,000 for the three months ended March 31, 2016 to $7,641,000 for the three months ended March 31, 2017.

Pre-SAC Adjusted EBITDA decreased $2,476,000, or 2.7%, for the three months ended March 31, 2017, which is primarily attributable to lower Pre-SAC revenues.

MONI's consolidated Adjusted EBITDA was $82,222,000 for the three months ended March 31, 2017, as compared to $87,020,000 for the three months ended March 31, 2016. MONI's consolidated Pre-SAC Adjusted EBITDA was $89,863,000 for the three months ended March 31, 2017, as compared to $92,091,000 for the three months ended March 31, 2016, respectively.

Liquidity and Capital Resources

At March 31, 2017, we had $42,257,000 of cash and cash equivalents and $80,012,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of MONI.  During the three months ended March 31, 2017 and 2016, our cash flow from operating activities was $45,997,000 and $56,057,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted

EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2017 and 2016, the Company used cash of $46,708,000 and $46,670,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2017 and 2016, the Company used cash of $1,693,000 and $2,276,000, respectively, to fund its capital expenditures.

On March 30, 2017, MONI borrowed $41,800,000 on its Credit Facility revolver primarily to fund its April 1, 2017 interest payment due under the Senior Notes of $26,691,000 and other business activities.

The existing long-term debt of the Company at March 31, 2017 includes the principal balance of $1,845,975,000 under its Convertible Notes, Senior Notes, Credit Facility term loan, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of March 31, 2017 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2017 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $1,094,500,000 as of March 31, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022.  The Credit Facility revolver has an outstanding balance of $69,700,000 as of March 31, 2017 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2017, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, MONI, which is to grow through the acquisition of subscriber accounts. We considered the expected cash flow from MONI, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of MONI's Credit Facility revolver, under which MONI could borrow an additional $225,300,000 as of March 31, 2017.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the MONI's Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2017.  Debt amounts represent principal payments by maturity date as of March 31, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total

	(Amounts in thousands)
Remainder of 2017	$—	$8,250	$—	$8,250
2018	3,660	11,000	—	14,660
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	80,700	—	80,700
2022	3,704	1,042,250	—	1,045,954
Thereafter	—	—	—	—
Total	$7,364	$1,164,200	$681,775	$1,853,339

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2018 and four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.18%.  See notes 6, 7 and 8 to our condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended March 31, 2017.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2017 - 1/31/2017	6,423	(2)	$16.98	—
2/1/2017 - 2/28/2017	1,075	(2)	16.38	—
3/1/2017 - 3/31/2017	10,074	(2)	14.05	—
Total	17,572		$15.26	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of March 31, 2017, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of March 31, 2017, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

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

ASCENT CAPITAL GROUP, INC.

Date:	May 10, 2017	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, Chief Executive Officer, and President

Date:	May 10, 2017	By:	/s/ Michael R. Meyers
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