Form 10-Q
period 2017-06-30
Ascent Capital Group, Inc.
filed 2017-08-09
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of July 26, 2017 was:

Series A common stock 11,973,630 shares; and
Series B common stock 381,528 shares.

Item 1.  Financial Statements (unaudited).
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,559	$12,319
Marketable securities, at fair value	80,484	77,825
Trade receivables, net of allowance for doubtful accounts of $2,625 in 2017 and $3,043 in 2016	12,831	13,869
Prepaid and other current assets	10,890	10,347
Assets held for sale	—	10,673
Total current assets	135,764	125,033
Property and equipment, net of accumulated depreciation of $33,330 in 2017 and $29,071 in 2016	29,046	28,331
Subscriber accounts, net of accumulated amortization of $1,326,947 in 2017 and $1,212,468 in 2016	1,359,721	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $37,891 in 2017 and $32,976 in 2016	11,909	16,824
Goodwill	563,549	563,549
Other assets	7,253	11,935
Total assets	$2,107,242	$2,132,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,182	$11,516
Accrued payroll and related liabilities	4,741	5,067
Other accrued liabilities	60,707	34,970
Deferred revenue	15,306	15,147
Holdback liability	11,204	13,916
Current portion of long-term debt	11,000	11,000
Liabilities of discontinued operations	—	3,500
Total current liabilities	113,140	95,116
Non-current liabilities:
Long-term debt	1,772,848	1,754,233
Long-term holdback liability	2,251	2,645
Derivative financial instruments	15,624	16,948
Deferred income tax liability, net	19,894	17,769
Other liabilities	7,221	7,076
Total liabilities	1,930,978	1,893,787
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,973,728 and 11,969,152 shares at June 30, 2017 and December 31, 2016, respectively	120	120
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 and 381,859 shares at June 30, 2017 and December 31, 2016, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,420,502	1,417,505
Accumulated deficit	(1,231,938)	(1,169,559)
Accumulated other comprehensive loss, net	(12,424)	(9,425)
Total stockholders’ equity	176,264	238,645
Total liabilities and stockholders’ equity	$2,107,242	$2,132,432

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$140,498	143,656	$281,698	286,924
Operating expenses:
Cost of services	29,617	27,637	59,586	57,112
Selling, general and administrative, including stock-based compensation	64,771	32,133	101,016	64,251
Radio conversion costs	77	7,596	309	16,675
Amortization of subscriber accounts, dealer network and other intangible assets	59,965	61,937	119,512	123,259
Depreciation	2,132	2,114	4,259	4,177
Gain on disposal of operating assets	(14,579)	—	(21,217)	—
	141,983	131,417	263,465	265,474
Operating income (loss)	(1,485)	12,239	18,233	21,450
Other income (expense), net:
Interest income	563	588	958	1,045
Interest expense	(38,165)	(31,587)	(75,651)	(63,011)
Other income, net	222	(1,677)	464	(1,319)
	(37,380)	(32,676)	(74,229)	(63,285)
Loss from continuing operations before income taxes	(38,865)	(20,437)	(55,996)	(41,835)
Income tax expense from continuing operations	(4,661)	(1,765)	(6,475)	(3,587)
Net loss from continuing operations	(43,526)	(22,202)	(62,471)	(45,422)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	—	—	92	—
Net loss	(43,526)	(22,202)	(62,379)	(45,422)
Other comprehensive income (loss):
Foreign currency translation adjustments	584	(354)	642	(556)
Unrealized holding gain on marketable securities, net	536	2,959	1,087	2,863
Unrealized loss on derivative contracts, net	(5,777)	(4,697)	(4,728)	(16,542)
Total other comprehensive loss, net of tax	(4,657)	(2,092)	(2,999)	(14,235)
Comprehensive loss	$(48,183)	(24,294)	$(65,378)	$(59,657)

Basic and diluted income (loss) per share:
Continuing operations	$(3.58)	(1.80)	$(5.14)	(3.66)
Discontinued operations	—	—	0.01	—
Net loss	$(3.58)	(1.80)	$(5.13)	(3.66)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(62,379)	(45,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(92)	—
Amortization of subscriber accounts, dealer network and other intangible assets	119,512	123,259
Depreciation	4,259	4,177
Stock-based compensation	3,575	3,445
Deferred income tax expense	2,104	2,105
Gain on disposal of operating assets	(21,217)	—
Legal settlement reserve	28,000	—
Amortization of debt discount and deferred debt costs	5,415	5,315
Bad debt expense	4,987	5,083
Other non-cash activity, net	3,542	3,465
Changes in assets and liabilities:
Trade receivables	(3,949)	(5,395)
Prepaid expenses and other assets	(1,192)	2,197
Subscriber accounts - deferred contract costs	(1,547)	(1,294)
Payables and other liabilities	(8,143)	(5,567)
Operating activities from discontinued operations, net	(3,408)	—
Net cash provided by operating activities	69,467	91,368
Cash flows from investing activities:
Capital expenditures	(5,752)	(3,100)
Cost of subscriber accounts acquired	(88,287)	(106,805)
Purchases of marketable securities	(2,626)	(5,036)
Proceeds from sale of marketable securities	1,057	11,950
Decrease in restricted cash	—	55
Proceeds from the disposal of operating assets	32,612	—
Net cash used in investing activities	(62,996)	(102,936)
Cash flows from financing activities:
Proceeds from long-term debt	95,550	88,200
Payments on long-term debt	(82,350)	(69,700)
Value of shares withheld for share-based compensation	(431)	(229)
Purchases and retirement of common stock	—	(7,140)
Net cash provided by financing activities	12,769	11,131
Net increase (decrease) in cash and cash equivalents	19,240	(437)
Cash and cash equivalents at beginning of period	12,319	5,577
Cash and cash equivalents at end of period	$31,559	5,140
Supplemental cash flow information:
State taxes paid, net	$3,105	2,758
Interest paid	70,226	57,043
Accrued capital expenditures	493	585

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2016	$—	120	4	—	1,417,505	(1,169,559)	(9,425)	238,645
Net loss	—	—	—	—	—	(62,379)	—	(62,379)
Other comprehensive income	—	—	—	—	—	—	(2,999)	(2,999)
Stock-based compensation	—	—	—	—	3,428	—	—	3,428
Value of shares withheld for minimum tax liability	—	—	—	—	(431)	—	—	(431)
Balance at June 30, 2017	$—	120	4	—	1,420,502	(1,231,938)	(12,424)	176,264

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 8, 2017 (the "2016 Form 10-K").

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

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period.

The Company currently plans to adopt ASU 2014-09 using the full retrospective approach. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on the significance of the impact of the new standard on the Company's financial results.

The Company is continuing its evaluation of the impact of ASU 2014-09 on the accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of a third party service provider to assist in the evaluation. While the Company is in the process of assessing revenue recognition and cost deferral policies across each type of its contracts, the Company does not know or cannot reasonably estimate the impact of the adoption ASU 2014-09 on its financial position, results of operations and cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. ASU 2017-04 becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating when to adopt the standard.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 requires modification accounting in Topic 718 to be applied to a change to the terms or conditions of a share-based payment award unless the fair value, vesting conditions and classification of the modified award are the same immediately before and after the modification of the award. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and requires a prospective approach. Early adoption is permitted. The Company plans to adopt the standard when it becomes effective. The adoption is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

(3)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of June 30, 2017
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,704	$—	$(131)	$3,573
Mutual funds (a)	74,621	2,290	—	76,911
Ending balance	$78,325	$2,290	$(131)	$80,484

	As of December 31, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	$—	$(396)	$3,371
Mutual funds (a)	72,986	1,483	(15)	74,454
Ending balance	$76,753	$1,483	$(411)	$77,825

(a)	Primarily consists of corporate bond funds.

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

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains	$—	158	$6	244
Gross realized losses	$3	210	$3	210
Total proceeds	$60	7,547	$1,057	11,950

(4)    Assets Held for Sale

In the first and second quarters of 2017, the Company completed the sale of assets held for sale with a net book value of $11,395,000 for a gain of approximately $21,217,000.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2017		December 31, 2016
Interest payable	$15,410		$15,675
Income taxes payable	4,338		2,989
Legal accrual, including settlement reserve	28,484	(a)	476
LiveWatch acquisition retention bonus	—		4,990
Derivative financial instruments	2,634		—
Other	9,841		10,840
Total Other accrued liabilities	$60,707		$34,970

(a)        Amount includes $28,000,000 related to a legal settlement reserve. See note 11, Commitments, Contingencies and Other Liabilities, for further information.

(6)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 8.3%	$80,371	$78,279
MONI 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	579,188	578,254
MONI term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.0%	1,062,822	1,066,130
MONI $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 6.4%	61,467	42,570
	1,783,848	1,765,233
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,772,848	$1,754,233

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of June 30, 2017	As of December 31, 2016
Principal	$96,775	$96,775
Unamortized discount	(15,364)	(17,324)
Deferred debt costs	(1,040)	(1,172)
Carrying value	$80,371	$78,279

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $968,000 and $1,936,000 for both the three and six months ended June 30, 2017 and 2016. The Company amortized $1,065,000 and $2,092,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and six months ended June 30, 2017, compared to $927,000 and $1,821,000 for three and six months ended June 30, 2016.

Hedging Transactions Relating to the Offering of the Convertible Notes

In connection with the issuance of the Convertible Notes, Ascent Capital entered into separate privately negotiated purchased call options (the "Bond Hedge Transactions").  The Bond Hedge Transactions require the counterparties to offset Series A Common Stock deliverable or cash payments made by Ascent Capital upon conversion of the Convertible Notes in the event that the volume-weighted average price of Series A Common Stock on each trading day of the relevant valuation period is greater than the strike price of $102.804, which corresponds to the Conversion Price of the Convertible Notes.  The Bond Hedge Transactions cover, subject to anti-dilution adjustments, approximately 1,007,000 shares of Series A Common Stock, which is equivalent to the number of shares initially issuable upon conversion of the Convertible Notes, and are expected to reduce the potential dilution with respect to the Series A Common Stock, and/or offset potential cash payments Ascent Capital is required to make in excess of the principal amount of the Convertible Notes upon conversion.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of MONI’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Senior Notes. As of June 30, 2017, the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $5,812,000.

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

As of June 30, 2017, the Credit Facility term loan has a principal amount of $1,091,750,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $63,500,000 as of June 30, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of June 30, 2017, $231,500,000 is available for borrowing under the Credit Facility revolver.

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

As of June 30, 2017, MONI has deferred financing costs and unamortized discounts, net of accumulated amortization, of $30,961,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, MONI has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.18%. See note 7, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2017, the Company was in compliance with all required covenants under these financing arrangements.

As of June 30, 2017, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2017	$5,500
2018	11,000
2019	11,000
2020	692,775
2021	74,500
2022	1,042,250
Thereafter	—
Total principal payments	$1,837,025
Less:
Unamortized deferred debt costs, discounts and premium, net	53,177
Total debt on condensed consolidated balance sheet	$1,783,848

(7)    Derivatives

Interest Rate Risk

MONI utilizes interest rate swap agreements to reduce the interest rate risk inherent in MONI's variable rate Credit Facility term loan. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. See note 8, Fair Value Measurements, for additional information about the credit valuation adjustments.

As of June 30, 2017, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$521,125,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,112,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,977,387	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,977,387	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $5,216,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective portion of loss recognized in Accumulated other comprehensive loss	$(7,243)	(6,506)	$(7,976)	(20,163)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,466)	(1,809)	$(3,248)	(3,621)
Ineffective portion of amount of loss recognized into Net loss (a)	$(110)	(19)	$(92)	(77)

(a)        Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Foreign Exchange Risk

Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the sale of a property in the United Kingdom. This foreign currency forward exchange contract matured on June 30, 2017. The notional amount of the foreign exchange contract was £13,500,000. For the three and six months ended June 30, 2017, Ascent Capital recognized a loss on this instrument of approximately $596,000 and $1,150,000, respectively. The loss on this instrument is recognized in Selling, general and administrative, including stock-based compensation expense on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Investments in marketable securities (a)	80,484	—	—	80,484
Interest rate swap agreement - assets (b)	—	5,006	—	5,006
Interest rate swap agreements - liabilities (b)	—	(18,258)	—	(18,258)
Total	$80,484	(13,252)	—	$67,232
December 31, 2016
Investments in marketable securities (a)	77,825	—	—	77,825
Interest rate swap agreement - assets (b)	—	8,521	—	8,521
Interest rate swap agreements - liabilities (b)	—	(16,948)	—	(16,948)
Total	$77,825	(8,427)	—	$69,398

(a)	Level 1 investments primarily consist of diversified corporate bond funds.

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,783,848	$1,765,233
Fair value (a)	1,795,785	1,770,694

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)    Stockholders’ Equity

Common Stock

The following table presents the activity in the Series A Common Stock and Ascent Capital's Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the six months ended June 30, 2017:

	Series A Common Stock	Series B Common Stock
Outstanding balance at December 31, 2016	11,969,152	381,859
Conversion from Series B to Series A Shares	331	(331)
Issuance of stock awards	33,806	—
Restricted stock forfeitures and tax withholding	(29,561)	—
Outstanding balance at June 30, 2017	11,973,728	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive loss
As of December 31, 2016	$(1,540)	1,072	(8,957)	$(9,425)
Gain (loss) through Accumulated other comprehensive loss, net of income tax of $0	642	1,090	(7,976)	(6,244)
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(3)	3,248	3,245
Net current period other comprehensive income (loss)	642	1,087	(4,728)	(2,999)
As of June 30, 2017	$(898)	2,159	(13,685)	$(12,424)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 3, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average Series A and Series B shares — basic and diluted	12,168,582	12,364,767	12,151,417	12,407,830

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For the three and six months ended June 30, 2017, diluted shares outstanding excluded the effect of 344,037 potentially dilutive unvested restricted stock awards and performance stock units because their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2016, diluted shares outstanding excluded the effect of 435,347 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

(11)    Commitments, Contingencies and Other Liabilities

MONI was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. During the three months ended June 30, 2017, MONI and the plaintiffs agreed to settle this litigation, and MONI has set up a legal reserve for $28,000,000. MONI is actively seeking to recover $28,000,000 under its insurance policies in connection with the settlement. The settlement remains subject to court approval and the court’s entry of a final order dismissing the actions.

In addition to the above, the Company is also involved in litigation and similar claims incidental to the conduct of its business, including from time to time, contractual disputes, claims related to alleged security system failures and claims related to alleged violations of the U.S. Telephone Consumer Protection Act. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management's estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters. In management's opinion, none of the pending actions are likely to have a material adverse impact on the Company's financial position or results of operations. The Company accrues and expenses legal fees related to loss contingency matters as incurred.

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Three Months Ended June 30, 2017
Net revenue	$133,536	$6,962	$—	$140,498
Depreciation and amortization	$60,975	$1,115	$7	$62,097
Net income (loss) from continuing operations before income taxes	$(43,480)	$(4,845)	$9,460	$(38,865)

	Three Months Ended June 30, 2016
Net revenue	$138,174	$5,482	$—	$143,656
Depreciation and amortization	$62,877	$1,085	$89	$64,051
Net loss from continuing operations before income taxes	$(9,703)	$(5,063)	$(5,671)	$(20,437)

	Six Months Ended June 30, 2017
Net revenue	$267,944	$13,754	$—	$281,698
Depreciation and amortization	$121,483	$2,274	$14	$123,771
Net income (loss) from continuing operations before income taxes	$(56,779)	$(10,775)	$11,558	$(55,996)

	Six Months Ended June 30, 2016
Net revenue	$276,270	$10,654	$—	$286,924
Depreciation and amortization	$125,029	$2,230	$177	$127,436
Net loss from continuing operations before income taxes	$(22,854)	$(10,332)	$(8,649)	$(41,835)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Balance at June 30, 2017
Subscriber accounts, net of amortization	$1,338,117	$21,604	$—	$1,359,721
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,038,719	$63,719	$4,804	$2,107,242

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$5,678	$2,132,432

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

The table below presents subscriber data for the twelve months ended June 30, 2017 and 2016:

	Twelve Months Ended June 30,
	2017	2016
Beginning balance of accounts	1,074,922	1,092,083
Accounts acquired	114,955	148,620
Accounts canceled	(154,969)	(150,703)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(13,985)	(15,078)
Ending balance of accounts	1,020,923	1,074,922
Monthly weighted average accounts	1,047,754	1,085,600
Attrition rate - Unit	14.8%	13.9%
Attrition rate - RMR (c)	13.4%	12.5%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 6,653 and 7,200 accounts included in our Radio Conversion Program that primarily canceled in excess of their expected attrition for the twelve months ending June 30, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2017 and 2016 was 14.8% and 13.9%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as MONI's more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where MONI purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended June 30, 2017 and 2016 was 14.1% and 13.2%, respectively.

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

Accounts Acquired

During the three months ended June 30, 2017 and 2016, MONI acquired 26,782 and 37,284 subscriber accounts, respectively. During the six months ended June 30, 2017 and 2016, MONI acquired 56,158 and 66,495 subscriber accounts, respectively. Accounts acquired for the three and six months ended June 30, 2017 reflect bulk buys of approximately 450 and 3,450 accounts, respectively. Accounts acquired for the three and six months ended June 30, 2016 reflect bulk buys of approximately 6,300 and 6,700 accounts.

RMR acquired during the three months ended June 30, 2017 and 2016 was $1,304,000 and $1,734,000, respectively. RMR acquired during the six months ended June 30, 2017 and 2016 was $2,740,000 and $3,058,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based and long-term incentive compensation, and other non-cash or non-recurring charges. Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which MONI's covenants are calculated under the agreements governing their debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$140,498	143,656	$281,698	286,924
Cost of services	29,617	27,637	59,586	57,112
Selling, general, and administrative	64,771	32,133	101,016	64,251
Amortization of subscriber accounts, dealer network and other intangible assets	59,965	61,937	119,512	123,259
Interest expense	(38,165)	(31,587)	(75,651)	(63,011)
Income tax expense from continuing operations	(4,661)	(1,765)	(6,475)	(3,587)
Net loss from continuing operations	(43,526)	(22,202)	(62,471)	(45,422)
Net loss	(43,526)	(22,202)	(62,379)	(45,422)

Adjusted EBITDA (a)
MONI business Adjusted EBITDA	$80,654	88,639	$162,876	175,659
Corporate Adjusted EBITDA	(2,918)	(1,620)	(5,140)	(3,594)
Total Adjusted EBITDA	$77,736	87,019	$157,736	172,065
Adjusted EBITDA as a percentage of Net revenue
MONI business	57.4%	61.7%	57.8%	61.2%
Corporate	(2.1)%	(1.1)%	(1.8)%	(1.3)%

Pre-SAC Adjusted EBITDA (b)
MONI business Pre-SAC Adjusted EBITDA	$88,853	94,177	$178,716	186,268
Corporate Pre-SAC Adjusted EBITDA	(2,918)	(1,620)	(5,140)	(3,594)
Total Pre-SAC Adjusted EBITDA	$85,935	92,557	$173,576	182,674
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)
MONI business	63.8%	66.1%	64.0%	65.5%
Corporate	(2.1)%	(1.1)%	(1.8)%	(1.3)%

(a)	See reconciliation of net loss from continuing operations to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue, as reported	$140,498	143,656	$281,698	286,924
Revenue associated with subscriber acquisition cost	(1,251)	(1,257)	(2,643)	(2,552)
Pre-SAC net revenue	$139,247	142,399	$279,055	284,372

Net revenue.  Net revenue decreased $3,158,000, or 2.2%, and $5,226,000, or 1.8%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2017. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $42.70 as of June 30, 2016 to $43.84 as of June 30, 2017.

Cost of services.  Cost of services increased $1,980,000, or 7.2%, and $2,474,000, or 4.3%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of MONI's direct installation sales channel. Subscriber acquisition costs include expensed MONI and LiveWatch equipment costs and MONI labor costs associated with the creation of new subscribers of $2,803,000 and $5,467,000 for the three and six months ended June 30, 2017, respectively, as compared to $2,081,000 and $4,333,000 for the three and six months ended June 30, 2016, respectively. Cost of services as a percent of net revenue increased from 19.2% and 19.9% for the three and six months ended June 30, 2016, respectively, to 21.1% for both the three and six months ended June 30, 2017, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $32,638,000, or 101.6%, and $36,765,000, or 57.2%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods.  The increase for both the three and six months is primarily attributable to a $28,000,000 legal settlement reserve recognized in the second quarter of 2017 in relation to class action litigation of alleged violation of telemarketing laws. Also contributing to the change are increased subscriber acquisition costs (marketing and sales costs related to the creation of new subscribers) and consulting fees related to future cost reduction initiatives at MONI. Subscriber acquisition costs increased to $6,647,000 and $13,016,000 for the three and six months ended June 30, 2017, respectively, as compared to $4,714,000 and $8,828,000 for the three and six months ended June 30, 2016, respectively, primarily as a result of increased direct-to-consumer sales activities at MONI. Additionally, in the first quarter of 2017, Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the sale of a property in the United Kingdom. Included in SG&A is a realized loss of $596,000 and $1,150,000 for the three and six months ended June 30, 2017, respectively, on the maturity and settlement of this contract. SG&A as a percent of net revenue increased from 22.4% for both the three and six months ended June 30, 2016 to 46.1% and 35.9% for the three and six months ended June 30, 2017, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,972,000 and $3,747,000, or 3.2% and 3.0%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the second quarter of 2016, which have a lower rate of amortization in 2017 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to June 30, 2016.

Interest expense.  Interest expense increased $6,578,000 and $12,640,000, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $38,865,000 and $55,996,000 and income tax expense of $4,661,000 and $6,475,000 for the three and six months ended June 30, 2017, respectively.  The Company had pre-tax loss from continuing operations of $20,437,000 and $41,835,000 and income tax expense of $1,765,000 and $3,587,000 for the three and six months ended June 30, 2016, respectively. Income tax expense for the three and six months ended June 30, 2017 is attributable to United Kingdom estimated corporation tax primarily related to the gain on sale of property in the second quarter of 2017, MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's recent business acquisitions.  Income tax expense for the three and six months ended June 30, 2016 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's recent business acquisitions.

Net loss from continuing operations. The Company had net loss from continuing operations of $43,526,000 and $62,471,000 for the three and six months ended June 30, 2017, respectively, as compared to $22,202,000 and $45,422,000 for the three and six months ended June 30, 2016, respectively. The increase in net loss is primarily driven by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017, as well as increases in other operating costs and decreases in revenue as discussed above. These changes were offset by a reduction in Radio conversion costs, as MONI has substantially completed its radio conversion program in 2016, and $14,579,000 and $21,217,000 of gains on disposal of assets held for sale recognized during the three and six months ended June 30, 2017, respectively.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss from continuing operations	(43,526)	(22,202)	(62,471)	(45,422)
Amortization of subscriber accounts, dealer network and other intangible assets	59,965	61,937	119,512	123,259
Depreciation	2,132	2,114	4,259	4,177
Stock-based compensation	1,999	1,750	3,575	3,445
Radio conversion costs	77	7,596	309	16,675
Rebranding marketing program	33	64	880	237
LiveWatch acquisition contingent bonus charges	387	1,092	1,355	1,992
Integration / implementation of company initiatives	1,389	—	2,030	—
Severance expense (a)	—	—	27	245
Impairment of capitalized software	—	—	713	—
Gain on revaluation of acquisition dealer liabilities	(404)	—	(404)	—
Gain on disposal of operating assets	(14,579)	—	(21,217)	—
Legal settlement reserve	28,000	—	28,000	—
Other-than-temporary impairment losses on marketable securities	—	1,904	—	1,904
Interest income	(563)	(588)	(958)	(1,045)
Interest expense	38,165	31,587	75,651	63,011
Income tax expense from continuing operations	4,661	1,765	6,475	3,587
Adjusted EBITDA	77,736	87,019	157,736	172,065
Gross subscriber acquisition costs (b)	9,450	6,795	18,483	13,161
Revenue associated with subscriber acquisition costs (b)	(1,251)	(1,257)	(2,643)	(2,552)
Pre-SAC Adjusted EBITDA	$85,935	92,557	173,576	182,674

(a)	Severance expense related to a 2016 reduction in headcount event and transitioning executive leadership at MONI.

(b)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the three and six months ended June 30, 2016 has been restated to include $974,000 and $1,341,000 of costs, respectively, and $207,000 and $377,000 of revenue, respectively, related to MONI's direct-to-consumer sales channel activities for the period.

Adjusted EBITDA decreased $9,283,000, or 10.7%, and $14,329,000, or 8.3%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, increased from $5,538,000 and $10,609,000 for the three and six months ended June 30, 2016, respectively, to $8,199,000 and $15,840,000 for the three and six months ended June 30, 2017, respectively.

Pre-SAC Adjusted EBITDA decreased $6,622,000, or 7.2%, and $9,098,000, or 5.0%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods which is primarily attributable to lower Pre-SAC revenues and increased field service retention costs as discussed above.

MONI's consolidated Adjusted EBITDA was $80,654,000 and $162,876,000 for the three and six months ended June 30, 2017, respectively, as compared to $88,639,000 and $175,659,000 for the three and six months ended June 30, 2016, respectively. MONI's consolidated Pre-SAC Adjusted EBITDA was $88,853,000 and $178,716,000 for the three and six months ended June 30, 2017, respectively, as compared to $94,177,000 and $186,268,000 for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

At June 30, 2017, we had $31,559,000 of cash and cash equivalents and $80,484,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of MONI.  During the six months ended June 30, 2017 and 2016, our cash flow from operating activities was $69,467,000 and $91,368,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2017 and 2016, the Company used cash of $88,287,000 and $106,805,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2017 and 2016, the Company used cash of $5,752,000 and $3,100,000, respectively, to fund its capital expenditures.

The existing long-term debt of the Company at June 30, 2017 includes the principal balance of $1,837,025,000 under its Convertible Notes, Senior Notes, Credit Facility term loan, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of June 30, 2017 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2017 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $1,091,750,000 as of June 30, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $63,500,000 as of June 30, 2017 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2017, we evaluated our known future commitments and obligations. We will require the availability of funds to finance the strategy of our primary operating subsidiary, MONI, which is to grow through the acquisition of subscriber accounts. We considered the expected cash flow from MONI, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of MONI's Credit Facility revolver, under which MONI could borrow an additional $231,500,000 as of June 30, 2017. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the MONI's Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of June 30, 2017.  Debt amounts represent principal payments by maturity date as of June 30, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2017	$—	$5,500	$—	$5,500
2018	2,634	11,000	—	13,634
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	74,500	—	74,500
2022	10,618	1,042,250	—	1,052,868
Thereafter	—	—	—	—
Total	$13,252	$1,155,250	$681,775	$1,850,277

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended June 30, 2017.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2017 - 4/30/2017	49	(2)	$13.99	—
5/1/2017 - 5/31/2017	2,505	(2)	13.45	—
6/1/2017 - 6/30/2017	8,461	(2)	15.18	—
Total	11,015		$14.78	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of June 30, 2017, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of June 30, 2017, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Amended and Restated Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-34176) as filed April 10, 2017).

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

ASCENT CAPITAL GROUP, INC.

Date:	August 9, 2017	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, Chief Executive Officer, and President

Date:	August 9, 2017	By:	/s/ Michael R. Meyers
Michael R. Meyers
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Amended and Restated Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-34176) as filed April 10, 2017).

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