Form 10-Q
period 2017-09-30
Ascent Capital Group, Inc.
filed 2017-11-02
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 19, 2017 was:

Series A common stock 11,945,471 shares; and
Series B common stock 381,528 shares.

1

Item 1.  Financial Statements (unaudited).
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$34,920	$12,319
Marketable securities, at fair value	100,498	77,825
Trade receivables, net of allowance for doubtful accounts of $3,381 in 2017 and $3,043 in 2016	13,206	13,869
Prepaid and other current assets	11,759	10,347
Assets held for sale	—	10,673
Total current assets	160,383	125,033
Property and equipment, net of accumulated depreciation of $35,506 in 2017 and $29,071 in 2016	30,993	28,331
Subscriber accounts, net of accumulated amortization of $1,383,804 in 2017 and $1,212,468 in 2016	1,333,627	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $40,348 in 2017 and $32,976 in 2016	9,452	16,824
Goodwill	563,549	563,549
Other assets	6,875	11,935
Total assets	$2,104,879	$2,132,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,521	$11,516
Accrued payroll and related liabilities	6,345	5,067
Other accrued liabilities	66,873	34,970
Deferred revenue	14,191	15,147
Holdback liability	10,706	13,916
Current portion of long-term debt	11,000	11,000
Liabilities of discontinued operations	—	3,500
Total current liabilities	119,636	95,116
Non-current liabilities:
Long-term debt	1,789,810	1,754,233
Long-term holdback liability	1,982	2,645
Derivative financial instruments	16,122	16,948
Deferred income tax liability, net	20,959	17,769
Other liabilities	6,671	7,076
Total liabilities	1,955,180	1,893,787
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,947,767 and 11,969,152 shares at September 30, 2017 and December 31, 2016, respectively	119	120
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 and 381,859 shares at September 30, 2017 and December 31, 2016, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,422,608	1,417,505
Accumulated deficit	(1,261,098)	(1,169,559)
Accumulated other comprehensive loss, net	(11,934)	(9,425)
Total stockholders’ equity	149,699	238,645
Total liabilities and stockholders’ equity	$2,104,879	$2,132,432

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$138,211	142,765	$419,909	429,689
Operating expenses:
Cost of services	30,213	29,049	89,799	86,161
Selling, general and administrative, including stock-based compensation	35,793	32,897	136,809	97,148
Radio conversion costs	74	1,263	383	17,938
Amortization of subscriber accounts, dealer network and other intangible assets	59,384	62,156	178,896	185,415
Depreciation	2,176	2,152	6,435	6,329
Gain on disposal of operating assets	—	—	(21,217)	—
	127,640	127,517	391,105	392,991
Operating income	10,571	15,248	28,804	36,698
Other income (expense), net:
Interest income	617	548	1,575	1,593
Interest expense	(38,360)	(31,794)	(114,011)	(94,805)
Refinancing expense	—	(9,348)	—	(9,348)
Other income (expense), net	(222)	240	242	(1,079)
	(37,965)	(40,354)	(112,194)	(103,639)
Loss from continuing operations before income taxes	(27,394)	(25,106)	(83,390)	(66,941)
Income tax expense from continuing operations	(1,766)	(1,927)	(8,241)	(5,514)
Net loss from continuing operations	(29,160)	(27,033)	(91,631)	(72,455)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	—	—	92	—
Net loss	(29,160)	(27,033)	(91,539)	(72,455)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	(224)	626	(780)
Unrealized holding gain on marketable securities, net	279	301	1,366	3,164
Unrealized gain (loss) on derivative contracts, net	227	(2,459)	(4,501)	(19,001)
Total other comprehensive income (loss), net of tax	490	(2,382)	(2,509)	(16,617)
Comprehensive loss	$(28,670)	(29,415)	$(94,048)	$(89,072)

Basic and diluted income (loss) per share:
Continuing operations	$(2.39)	(2.23)	$(7.53)	(5.89)
Discontinued operations	—	—	0.01	—
Net loss	$(2.39)	(2.23)	$(7.52)	(5.89)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(91,539)	(72,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(92)	—
Amortization of subscriber accounts, dealer network and other intangible assets	178,896	185,415
Depreciation	6,435	6,329
Stock-based compensation	5,968	5,205
Deferred income tax expense	3,158	3,158
Gain on disposal of operating assets	(21,217)	—
Legal settlement reserve, net of cash payments	23,000	—
Amortization of debt discount and deferred debt costs	8,227	8,063
Refinancing expense	—	9,348
Bad debt expense	7,888	7,855
Other non-cash activity, net	4,887	4,231
Changes in assets and liabilities:
Trade receivables	(7,225)	(7,906)
Prepaid expenses and other assets	(3,535)	717
Subscriber accounts - deferred contract costs	(2,299)	(2,080)
Payables and other liabilities	4,770	10,667
Operating activities from discontinued operations, net	(3,408)	—
Net cash provided by operating activities	113,914	158,547
Cash flows from investing activities:
Capital expenditures	(9,999)	(5,071)
Cost of subscriber accounts acquired	(119,081)	(160,117)
Purchases of marketable securities	(22,633)	(5,036)
Proceeds from sale of marketable securities	1,108	12,909
Decrease in restricted cash	—	55
Proceeds from the disposal of operating assets	32,612	—
Net cash used in investing activities	(117,993)	(157,260)
Cash flows from financing activities:
Proceeds from long-term debt	159,850	1,249,000
Payments on long-term debt	(132,500)	(1,200,009)
Value of shares withheld for share-based compensation	(670)	(347)
Payments of financing costs	—	(16,711)
Purchases and retirement of common stock	—	(7,140)
Net cash provided by financing activities	26,680	24,793
Net increase in cash and cash equivalents	22,601	26,080
Cash and cash equivalents at beginning of period	12,319	5,577
Cash and cash equivalents at end of period	$34,920	31,657
Supplemental cash flow information:
State taxes paid, net	$3,107	2,759
Interest paid	93,753	73,521
Accrued capital expenditures	386	638

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2016	$—	120	4	—	1,417,505	(1,169,559)	(9,425)	238,645
Net loss	—	—	—	—	—	(91,539)	—	(91,539)
Other comprehensive loss	—	—	—	—	—	—	(2,509)	(2,509)
Stock-based compensation	—	—	—	—	5,772	—	—	5,772
Value of shares withheld for minimum tax liability	—	(1)	—	—	(669)	—	—	(670)
Balance at September 30, 2017	$—	119	4	—	1,422,608	(1,261,098)	(11,934)	149,699

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. ("MONI") is the primary, wholly owned, operating subsidiary of the Company.  MONI provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services.  MONI is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico.  MONI’s wholly owned subsidiary, LiveWatch Security LLC (“LiveWatch”) is a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, include Ascent Capital and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 8, 2017 (the "2016 Form 10-K").

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

The Company currently plans to adopt ASU 2014-09 using the modified retrospective approach. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on the significance of the impact of the new standard on the Company's financial results.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to amend the hedge accounting rules to align risk management activities and financial reporting by simplifying the application of hedge accounting guidance. The guidance expands the ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. Additionally, certain hedge effectiveness assessment requirements may be accomplished qualitatively instead of quantitatively. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-12 will have on its financial position, results of operations and cash flows.

(3)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of September 30, 2017
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,432	$—	$—	$3,432
Mutual funds (a)	94,628	2,438	—	97,066
Ending balance	$98,060	$2,438	$—	$100,498

	As of December 31, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	$—	$(396)	$3,371
Mutual funds (a)	72,986	1,483	(15)	74,454
Ending balance	$76,753	$1,483	$(411)	$77,825

(a)	Primarily consists of corporate bond funds.

(b)
When an other-than-temporary impairment occurs, the Company reduces the cost basis of the marketable security involved. In the third quarter of 2017, the Company recognized a non-cash charge for an other-than-temporary impairment of $220,000 on its equity securities. In the second quarter of 2016, the Company recognized non-cash charges for an other-than-temporary impairment of $1,068,000 on its mutual funds and $836,000 on its equity securities for a total other-than-temporary impairment loss on marketable securities of $1,904,000. The mutual fund impairments were attributable to a low interest rate environment and widening credit spreads. The equity security impairments were primarily attributable to foreign exchange losses based on weakening of the trading currency of the underlying investment.

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross realized gains	$—	—	$6	244
Gross realized losses	$2	26	$5	236
Total proceeds	$51	959	$1,108	12,909

(4)    Assets Held for Sale

In the first and second quarters of 2017, the Company completed the sale of assets held for sale with a net book value of $11,395,000 for a gain of approximately $21,217,000.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2017		December 31, 2016
Interest payable	$28,048		$15,675
Income taxes payable	5,149		2,989
Legal accrual, including settlement reserve	23,534	(a)	476
LiveWatch acquisition retention bonus	—		4,990
Derivative financial instruments	1,631		—
Other	8,511		10,840
Total Other accrued liabilities	$66,873		$34,970

(a)        Amount includes $23,000,000 related to a legal settlement reserve. See note 11, Commitments, Contingencies and Other Liabilities, for further information.

(6)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 8.4%	$81,473	$78,279
MONI 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	579,669	578,254
MONI term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.2%	1,061,199	1,066,130
MONI $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 5.1%	78,469	42,570
	1,800,810	1,765,233
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,789,810	$1,754,233

Convertible Senior Notes

The convertible senior notes total $96,775,000 in aggregate principal amount, mature on July 15, 2020 and bear interest at 4.00% per annum (the "Convertible Notes"). Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. The Convertible Notes are convertible, under certain circumstances, into cash, shares of Ascent Capital's Series A common stock, par value $0.01 per share (the "Series A Common Stock"), or any combination thereof at Ascent Capital’s election.

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of September 30, 2017	As of December 31, 2016
Principal	$96,775	$96,775
Unamortized discount	(14,332)	(17,324)
Deferred debt costs	(970)	(1,172)
Carrying value	$81,473	$78,279

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $967,000 and $2,903,000 for both the three and nine months ended September 30, 2017 and 2016. The Company amortized $1,102,000 and $3,194,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and nine months ended September 30, 2017, compared to $958,000 and $2,779,000 for three and nine months ended September 30, 2016.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of MONI’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Senior Notes. As of September 30, 2017, the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $5,331,000.

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

On September 28, 2017, MONI borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its October 2, 2017 interest payment due under the Senior Notes.

As of September 30, 2017, the Credit Facility term loan has a principal amount of $1,089,000,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $80,400,000 as of September 30, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of September 30, 2017, $214,600,000 is available for borrowing under the Credit Facility revolver.

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

As of September 30, 2017, MONI has deferred financing costs and unamortized discounts, net of accumulated amortization, of $29,732,000 related to the Credit Facility.

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

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2017, the Company was in compliance with all required covenants under these financing arrangements.

As of September 30, 2017, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2017	$2,750
2018	11,000
2019	11,000
2020	692,775
2021	91,400
2022	1,042,250
Thereafter	—
Total principal payments	$1,851,175
Less:
Unamortized deferred debt costs, discounts and premium, net	50,365
Total debt on condensed consolidated balance sheet	$1,800,810

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

As of September 30, 2017, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$519,750,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
137,750,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,694,723	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,694,723	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $5,775,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective portion of loss recognized in Accumulated other comprehensive loss	$(914)	(4,284)	$(8,890)	(24,447)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,141)	(1,825)	$(4,389)	(5,446)
Ineffective portion of amount of loss recognized into Net loss (a)	$(65)	16	$(157)	(61)

(a)        Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Foreign Exchange Risk

Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the sale of a property in the United Kingdom. This foreign currency forward exchange contract matured on June 30, 2017. The notional amount of the foreign exchange contract was £13,500,000. For the nine months ended September 30, 2017, Ascent

Capital recognized a loss on the settlement of this instrument of approximately $1,150,000. The loss on this instrument is recognized in Selling, general and administrative, including stock-based compensation expense on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Investments in marketable securities (a)	100,498	—	—	100,498
Interest rate swap agreement - assets (b)	—	4,664	—	4,664
Interest rate swap agreements - liabilities (b)	—	(17,753)	—	(17,753)
Total	$100,498	(13,089)	—	$87,409
December 31, 2016
Investments in marketable securities (a)	77,825	—	—	77,825
Interest rate swap agreement - assets (b)	—	8,521	—	8,521
Interest rate swap agreements - liabilities (b)	—	(16,948)	—	(16,948)
Total	$77,825	(8,427)	—	$69,398

(a)	Level 1 investments primarily consist of diversified corporate bond funds.

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,800,810	$1,765,233
Fair value (a)	1,756,742	1,770,694

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)    Stockholders’ Equity

Common Stock

The following table presents the activity in the Series A Common Stock and Ascent Capital's Series B common stock, par value $0.01 per share (the "Series B Common Stock"), for the nine months ended September 30, 2017:

	Series A Common Stock	Series B Common Stock
Outstanding balance at December 31, 2016	11,969,152	381,859
Conversion from Series B to Series A Shares	331	(331)
Issuance of stock awards	37,805	—
Restricted stock forfeitures and tax withholding	(59,521)	—
Outstanding balance at September 30, 2017	11,947,767	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign currency translation adjustments	Unrealized holding gains and losses on marketable securities, net (a)	Unrealized gains and losses on derivative instruments, net (b)	Accumulated other comprehensive loss
As of December 31, 2016	$(1,540)	1,072	(8,957)	$(9,425)
Gain (loss) through Accumulated other comprehensive loss, net of income tax of $0	626	1,147	(8,890)	(7,117)
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	219	4,389	4,608
Net current period other comprehensive income (loss)	626	1,366	(4,501)	(2,509)
As of September 30, 2017	$(914)	2,438	(13,458)	$(11,934)

(a)	Amounts reclassified into net loss are included in Other income, net on the condensed consolidated statement of operations. See note 3, Investments in Marketable Securities, for further information.

(b)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average Series A and Series B shares — basic and diluted	12,207,649	12,101,214	12,170,367	12,304,879

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. For the three and nine months ended September 30, 2017, diluted shares outstanding excluded the effect of 247,148 potentially dilutive unvested restricted stock awards and performance stock units because their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2016, diluted shares outstanding excluded the effect of 332,403 potentially dilutive stock options and unvested restricted stock awards because their inclusion would have been anti-dilutive.

(11)    Commitments, Contingencies and Other Liabilities

MONI was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. In the second quarter of 2017, MONI and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). MONI is actively seeking to recover the Settlement Amount under its insurance policies. The settlement agreement remains subject to court approval and the court’s entry of a final order dismissing the actions. In the third quarter of 2017, MONI paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs.

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Three Months Ended September 30, 2017
Net revenue	$130,963	$7,248	$—	$138,211
Depreciation and amortization	$60,390	$1,164	$6	$61,560
Net loss from continuing operations before income taxes	$(17,943)	$(5,826)	$(3,625)	$(27,394)

	Three Months Ended September 30, 2016
Net revenue	$136,910	$5,855	$—	$142,765
Depreciation and amortization	$63,117	$1,123	$68	$64,308
Net loss from continuing operations before income taxes	$(15,238)	$(5,835)	$(4,033)	$(25,106)

	Nine Months Ended September 30, 2017
Net revenue	$398,907	$21,002	$—	$419,909
Depreciation and amortization	$181,873	$3,438	$20	$185,331
Net income (loss) from continuing operations before income taxes	$(74,722)	$(16,601)	$7,933	$(83,390)

	Nine Months Ended September 30, 2016
Net revenue	$413,180	$16,509	$—	$429,689
Depreciation and amortization	$188,146	$3,353	$245	$191,744
Net loss from continuing operations before income taxes	$(38,092)	$(16,167)	$(12,682)	$(66,941)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Balance at September 30, 2017
Subscriber accounts, net of amortization	$1,312,214	$21,413	$—	$1,333,627
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,044,106	$62,830	$(2,057)	$2,104,879

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$5,678	$2,132,432

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

•
the operating performance of MONI's network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility, due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;

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

Overview

Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc ("MONI"). MONI provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services.  MONI is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico.  MONI’s wholly owned subsidiary, LiveWatch Security LLC (“LiveWatch”) is a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel.

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

The table below presents subscriber data for the twelve months ended September 30, 2017 and 2016:

	Twelve Months Ended September 30,
	2017	2016
Beginning balance of accounts	1,059,634	1,091,627
Accounts acquired	103,650	136,414
Accounts canceled	(152,951)	(150,091)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(12,246)	(18,316)
Ending balance of accounts	998,087	1,059,634
Monthly weighted average accounts	1,033,150	1,079,100
Attrition rate - Unit	14.8%	13.9%
Attrition rate - RMR (c)	13.5%	12.2%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 4,945 and 10,488 accounts included in our Radio Conversion Program that primarily canceled in excess of their expected attrition for the twelve months ending September 30, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2017 and 2016 was 14.8% and 13.9%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as MONI's more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where MONI purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended September 30, 2017 and 2016 was 14.0% and 13.3%, respectively.

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

Accounts Acquired

During the three months ended September 30, 2017 and 2016, MONI acquired 21,268 and 32,570 subscriber accounts, respectively. During the nine months ended September 30, 2017 and 2016, MONI acquired 77,423 and 99,065 subscriber accounts, respectively. Accounts acquired for the nine months ended September 30, 2017 reflect bulk buys of approximately 3,500 accounts. Accounts acquired for the nine months ended September 30, 2016 reflect bulk buys of approximately 6,700 accounts. The decrease in accounts acquired for the three and nine months is primarily due to general softness in the dealer channel.  The softness in the dealer channel is generally related to a longer than expected transition from their traditional go-to-market strategies, such as door to door sales, to more sophisticated methods including online sales and marketing.  Additionally, during the three months ended September 30, 2017, MONI discontinued its relationship with its largest dealer in connection with the TCPA settlement. The decrease was partially offset by year over year growth in the direct to consumer sales channels.

RMR acquired during the three months ended September 30, 2017 and 2016 was $1,028,000 and $1,545,000, respectively. RMR acquired during the nine months ended September 30, 2017 and 2016 was $3,768,000 and $4,603,000, respectively.

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, which made landfall in Texas, Florida and Puerto Rico, respectively, did not materially impact our results for the third quarter of 2017. MONI has approximately 38,000 and 55,000 subscribers in areas impacted by hurricanes Harvey and Irma, respectively.  In addition, MONI has approximately 36,000 subscribers in the areas impacted by hurricane Maria.  As a result of these events, we may experience increased revenue credits, field service costs, and attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated.  We will continue to assess the impact of these events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$138,211	142,765	$419,909	429,689
Cost of services	30,213	29,049	89,799	86,161
Selling, general, and administrative	35,793	32,897	136,809	97,148
Amortization of subscriber accounts, dealer network and other intangible assets	59,384	62,156	178,896	185,415
Interest expense	(38,360)	(31,794)	(114,011)	(94,805)
Income tax expense from continuing operations	(1,766)	(1,927)	(8,241)	(5,514)
Net loss from continuing operations	(29,160)	(27,033)	(91,631)	(72,455)
Net loss	(29,160)	(27,033)	(91,539)	(72,455)

Adjusted EBITDA (a)
MONI business Adjusted EBITDA	$76,910	86,795	$239,786	262,454
Corporate Adjusted EBITDA	(1,239)	(1,852)	(6,379)	(5,446)
Total Adjusted EBITDA	$75,671	84,943	$233,407	257,008
Adjusted EBITDA as a percentage of Net revenue
MONI business	55.6%	60.8%	57.1%	61.1%
Corporate	(0.9)%	(1.3)%	(1.5)%	(1.3)%

Pre-SAC Adjusted EBITDA (b)
MONI business Pre-SAC Adjusted EBITDA	$87,134	92,776	$265,850	279,044
Corporate Pre-SAC Adjusted EBITDA	(1,239)	(1,852)	(6,379)	(5,446)
Total Pre-SAC Adjusted EBITDA	$85,895	90,924	$259,471	273,598
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)
MONI business	63.5%	65.6%	63.9%	65.5%
Corporate	(0.9)%	(1.3)%	(1.5)%	(1.3)%

(a)	See reconciliation of net loss from continuing operations to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue, as reported	$138,211	142,765	$419,909	429,689
Revenue associated with subscriber acquisition cost	(1,051)	(1,332)	(3,694)	(3,884)
Pre-SAC net revenue	$137,160	141,433	$416,215	425,805

Net revenue.  Net revenue decreased $4,554,000, or 3.2%, and $9,780,000, or 2.3%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2017. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $42.84 as of September 30, 2016 to $43.79 as of September 30, 2017.

Cost of services.  Cost of services increased $1,164,000, or 4.0%, and $3,638,000, or 4.2%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of MONI's direct installation sales channel. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers for MONI and LiveWatch, of $3,307,000 and $8,774,000 for the three and nine months ended September 30, 2017, respectively, as compared to $2,132,000 and $6,466,000 for the three and nine months ended September 30, 2016, respectively. Cost of services as a percent of net revenue increased from 20.3% and 20.1% for the three and nine months ended September 30, 2016, respectively, to 21.9% and 21.4% for the three and nine months ended September 30, 2017, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $2,896,000, or 8.8%, for the three months ended September 30, 2017 as compared to the corresponding prior year period.  The increase is primarily attributable to increased subscriber acquisition costs, $1,248,000 of severance charges related to a reduction in force event and transitioning executive leadership at MONI's Dallas, Texas headquarters and consulting fees related to implementation of strategic company initiatives. Subscriber acquisition costs increased to $7,968,000 for the three months ended September 30, 2017 as compared to $5,181,000 for the three months ended September 30, 2016 primarily as a result of increased direct-to-consumer sales activities at MONI. These increases were offset by decreases to the LiveWatch acquisition contingent bonus expense as the Company settled a portion of the bonus earlier in 2017. SG&A as a percent of net revenue increased from 23.0% for the three months ended September 30, 2016 to 25.9% for the three months ended September 30, 2017.

SG&A increased $39,661,000, or 40.8%, for the nine months ended September 30, 2017 as compared to the corresponding prior year period.  The increase is primarily attributable to a putative $28,000,000 legal settlement reserve recognized in the second quarter of 2017 in relation to class action litigation that alleged violation of telemarketing laws. Subscriber acquisition costs increased to $20,984,000 for the nine months ended September 30, 2017 as compared to $14,008,000 for the nine months ended September 30, 2016, primarily as a result of increased direct-to-consumer sales activities at MONI. Other increases are attributed to consulting fees incurred on strategic company initiatives as well as the severance event and transitioning executive leadership discussed above. Additionally, in the first quarter of 2017, Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the sale of a property in the United Kingdom. Included in SG&A is a realized loss of $1,150,000 on the maturity and settlement of this contract. These increases were offset by decreases to the LiveWatch acquisition contingent bonus expense as the Company settled a portion of the bonus earlier in 2017. SG&A as a percent of net revenue increased from 22.6% for the nine months ended September 30, 2016 to 32.6% for the nine months ended September 30, 2017.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $2,772,000 and $6,519,000, or 4.5% and 3.5%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the third quarter of 2016, which have a lower rate of amortization in 2017 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to September 30, 2016.

Interest expense.  Interest expense increased $6,566,000 and $19,206,000, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $27,394,000 and $83,390,000 and income tax expense of $1,766,000 and $8,241,000 for the three and nine months ended September 30, 2017, respectively.  The Company had pre-tax loss from continuing operations of $25,106,000 and $66,941,000 and income tax expense of $1,927,000 and $5,514,000 for the three and nine months ended September 30, 2016, respectively. Income tax expense for the three months ended September 30, 2017 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's business acquisitions. Income tax expense for the nine months ended September 30, 2017 is attributable to United Kingdom estimated corporation tax primarily related to the gain on sale of property in the second quarter of 2017, MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's business acquisitions.  Income tax expense for the three and nine months ended September 30, 2016 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill related to MONI's business acquisitions.

Net loss from continuing operations. The Company had net loss from continuing operations of $29,160,000 and $91,631,000 for the three and nine months ended September 30, 2017, respectively, as compared to $27,033,000 and $72,455,000 for the three and nine months ended September 30, 2016, respectively. The increase in net loss from continuing operations for the three months ended September 30, 2017 is primarily driven by the decreases in operating income (which is discussed above) and increases in interest expense. These loss increases were offset by the $9,348,000 in refinancing expenses that was a non-recurring charge incurred in the third quarter of 2016 related to MONI's Credit Facility refinancing. The increase in net loss from continuing operations for the nine months ended September 30, 2017 is primarily related to the $28,000,000 legal settlement reserve recognized in the second quarter of 2017, as well as decreases in operating income. These changes were offset by a reduction in Radio conversion costs in 2017, as MONI has substantially completed its radio conversion program in 2016, and gains on disposal of assets held for sale recognized during the nine months ended September 30, 2017, respectively.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss from continuing operations	(29,160)	(27,033)	(91,631)	(72,455)
Amortization of subscriber accounts, dealer network and other intangible assets	59,384	62,156	178,896	185,415
Depreciation	2,176	2,152	6,435	6,329
Stock-based compensation	2,393	1,760	5,968	5,205
Radio conversion costs	74	1,263	383	17,938
Rebranding marketing program	—	602	880	839
LiveWatch acquisition contingent bonus charges	391	1,104	1,746	3,096
Integration / implementation of company initiatives	390	—	2,420	—
Severance expense (a)	1,248	—	1,275	245
Impairment of capitalized software	—	—	713	—
Gain on revaluation of acquisition dealer liabilities	(954)	—	(1,358)	—
Gain on disposal of operating assets	—	—	(21,217)	—
Legal settlement reserve	—	—	28,000	—
Software implementation/integration	—	418	—	418
Other-than-temporary impairment losses on marketable securities	220	—	220	1,904
Interest income	(617)	(548)	(1,575)	(1,593)
Interest expense	38,360	31,794	114,011	94,805
Refinancing expense	—	9,348	—	9,348
Income tax expense from continuing operations	1,766	1,927	8,241	5,514
Adjusted EBITDA	75,671	84,943	233,407	257,008
Gross subscriber acquisition costs (b)	11,275	7,313	29,758	20,474
Revenue associated with subscriber acquisition costs (b)	(1,051)	(1,332)	(3,694)	(3,884)
Pre-SAC Adjusted EBITDA	$85,895	90,924	259,471	273,598

(a)	Severance expense related to a reduction in headcount event and transitioning executive leadership at MONI.

(b)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the three and nine months ended September 30, 2016 has been restated to include $665,000 and $2,006,000 of costs, respectively, and $207,000 and $584,000 of revenue, respectively, related to MONI's direct-to-consumer sales channel activities for the period.

Adjusted EBITDA decreased $9,272,000, or 10.9%, and $23,601,000, or 9.2%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is primarily the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, increased from $5,981,000 and $16,590,000 for the three and nine months ended September 30, 2016, respectively, to $10,224,000 and $26,064,000 for the three and nine months ended September 30, 2017, respectively.

Pre-SAC Adjusted EBITDA decreased $5,029,000, or 5.5%, and $14,127,000, or 5.2%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods which is primarily attributable to lower Pre-SAC revenues and increased field service retention costs as discussed above.

MONI's consolidated Adjusted EBITDA was $76,910,000 and $239,786,000 for the three and nine months ended September 30, 2017, respectively, as compared to $86,795,000 and $262,454,000 for the three and nine months ended September 30, 2016, respectively. MONI's consolidated Pre-SAC Adjusted EBITDA was $87,134,000 and $265,850,000 for the three and nine months ended September 30, 2017, respectively, as compared to $92,776,000 and $279,044,000 for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources

At September 30, 2017, we had $34,920,000 of cash and cash equivalents and $100,498,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of MONI.  During the nine months ended September 30, 2017 and 2016, our cash flow from operating activities was $113,914,000 and $158,547,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2017 and 2016, the Company used cash of $119,081,000 and $160,117,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2017 and 2016, the Company used cash of $9,999,000 and $5,071,000, respectively, to fund its capital expenditures.

On September 28, 2017, MONI borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its October 2, 2017 interest payment due under the Senior Notes.

The existing long-term debt of the Company at September 30, 2017 includes the principal balance of $1,851,175,000 under its Convertible Notes, Senior Notes, Credit Facility term loan, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of September 30, 2017 and mature July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2017 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $1,089,000,000 as of September 30, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $80,400,000 as of September 30, 2017 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2017, we evaluated our known future commitments and obligations. We will require the availability of funds to finance the strategy of our primary operating subsidiary, MONI, which is to grow through the acquisition of subscriber accounts. We considered the expected cash flow from MONI, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of MONI's Credit Facility revolver, under which MONI could borrow an additional $214,600,000 as of September 30, 2017. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the MONI's Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2017.  Debt amounts represent principal payments by maturity date as of September 30, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2017	$—	$2,750	$—	$2,750
2018	1,631	11,000	—	12,631
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	91,400	—	91,400
2022	11,458	1,042,250	—	1,053,708
Thereafter	—	—	—	—
Total	$13,089	$1,169,400	$681,775	$1,864,264

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended September 30, 2017.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2017 - 7/31/2017	98	(2)	$15.43	—
8/1/2017 - 8/31/2017	1,978	(2)	11.28	—
9/1/2017 - 9/30/2017	22,134	(2)	9.74	—
Total	24,210		$9.88	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of September 30, 2017, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of September 30, 2017, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the remaining availability of the program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Employment Agreement, dated September 15, 2017, by and between Ascent Capital Group, Inc. ("Ascent Capital") and Michael R. Meyers. *
10.2	Employment Agreement, dated July 14, 2017, by and between Ascent Capital and Fred A. Graffam. *
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	November 2, 2017	By:	/s/ William R. Fitzgerald
William R. Fitzgerald
Chairman, Chief Executive Officer, and President

Date:	November 2, 2017	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)