Form 10-K
period 2017-12-31
Ascent Capital Group, Inc.
filed 2018-03-05
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
Series B Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company).	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2017, was approximately $137.0 million.
The number of shares outstanding of Ascent Capital Group, Inc.'s common stock as of February 14, 2018 was:
 Series A common stock 11,999,474 shares; and Series B common stock 381,528 shares.
 Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCENT CAPITAL GROUP, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

At December 31, 2017, our assets consisted primarily of our wholly-owned operating subsidiary, Monitronics International, Inc. ("MONI"), investments in marketable securities and cash and cash equivalents.

At December 31, 2017, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $105,958,000 and $10,465,000, respectively.

MONI provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services. MONI is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico. MONI’s wholly owned subsidiary, LiveWatch Security LLC (“LiveWatch”) is a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-consumer sales channel.

In early 2017, MONI officially launched its own direct inside sales operations ("MONI Direct") targeting subscriber acquisitions through direct-to-consumer advertising primarily through internet, print and partnership program marketing activities. MONI now targets subscriber acquisitions through its Authorized Dealer program, LiveWatch DIY channel and the MONI Direct channel.

Additionally, in the third quarter of 2017, MONI signed an agreement with Nest Labs, Inc. ("Nest") to offer professional monitoring for the Nest Secure alarm system, which was unveiled by Nest in September 2017. Nest Secure customers will typically install the system themselves. MONI launched professional monitoring services for the Nest Secure alarm system in December 2017 through the MONI Direct channel with further roll out planned for 2018.

Recent Events

On February 26, 2018, MONI entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which will result in a complete rebranding of MONI and LiveWatch as BRINKS Home Security.

Under the terms of the agreement, MONI will have exclusive use of the BRINKS and BRINKS Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. MONI will pay Brink’s customary licensing fees and minimum and growth-based royalties that will increase overtime as the BRINKS Home Security brand is reintroduced. MONI expects to pay first-year royalties of approximately $5,000,000. The agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby MONI can extend the agreement beyond 20 years.

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

Factors relating to the Company and its consolidated subsidiaries:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent MONI's largest demographic;

•	uncertainties in the development of our business strategies, including MONI's increased direct marketing efforts and partnership with Nest, and market acceptance of new products and services;

•
the competitive environment in which MONI operates, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

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

•	technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures;

•	the trend away from the use of public switched telephone network lines and the resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of MONI's network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other MONI business partners, such as Nest;

•	the reliability and creditworthiness of MONI's independent alarm systems dealers and subscribers;

•	changes in MONI's expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of MONI to refinance its existing debt or obtain future financing to grow its business;

•	MONI's high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

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

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2017 and 2016, MONI and LiveWatch.  For more information, see below and our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Ascent Capital Group, Inc., a Delaware corporation, is a holding company whose principal assets as of December 31, 2017 consisted of our wholly-owned operating subsidiary, MONI, investments in marketable securities and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

MONI and Subsidiaries

Through our wholly-owned subsidiary, MONI, we are one of the largest security alarm monitoring companies in North America, with customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. We offer:

•	monitoring services for alarm signals arising from burglaries, fires, medical alerts and other events through security systems at our customers' premises;

•
a comprehensive platform of home automation services, including, among other things, remote activation and control of security systems, support for video monitoring, flood sensors, automated garage door and door lock capabilities and thermostat integration, with mobile device accessibility provided through our proprietary mobile notification system;

•	hands‑free two‑way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and home automation services.

Revenue is generated primarily from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  The monitored security systems are either professionally installed by licensed technicians or installed by the subscribers themselves for DIY product solutions.

For its professional installation option, MONI primarily outsources its sales and installation functions to its Authorized Dealer program, which is unlike many of its national competitors. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, MONI is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets. MONI also acquires subscribers through its MONI Direct channel, which can then be professionally installed by internal employee technicians or through a network of third party service dealers, and through the LiveWatch DIY channel. Customer leads for these channels are typically obtained from direct-to-consumer marketing primarily via internet, print and through partnership programs.

MONI generates incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2017, MONI provided contract monitoring services for approximately 76,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

MONI was incorporated in 1994 and is headquartered in Farmers Branch, Texas.

Sales and Marketing

Management continues to market the MONI brand directly to consumers through internet and print national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with the Authorized Dealer nationwide network, is an effective way for MONI to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with MONI's nationally marketed brand, accompanied with its high quality service and support, MONI is able to cost-effectively provide local services and take advantage of economies of scale where appropriate. LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

MONI's Authorized Dealer Program

MONI's authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2017, MONI acquired AMAs from more than 345 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. The initial contract term for contracts generated by the dealers are typically three to five years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. MONI has the ability to monitor a variety of signals from nearly all types of residential security systems.

MONI generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and MONI has a right of first refusal to acquire the associated AMAs.  In order to maximize revenues, MONI seeks to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, MONI conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

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

MONI generally acquires each new customer account from a dealer at a cost based on a multiple of the account's monthly recurring revenue. MONI's dealer contracts generally provide that if a customer account acquired by MONI is terminated within the first 12 months, the dealer must replace the account or refund the cost paid by MONI. To secure the dealer’s obligation, MONI typically holds back a percentage of the cost paid for the account.

Customer Integration and Marketing

MONI's dealers typically introduce customers to MONI in the home when describing MONI's central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that MONI is responsible for all their monitoring and customer service needs.  The customer's awareness and identification of MONI's brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed below. All materials provided in the dealer model focus on the MONI brands and the role of MONI as the single source of support for the customer.

Dealer Network Development

MONI remains focused on expanding its network of independent authorized dealers. To do so, MONI has established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the MONI brand name in their sales and marketing activities and on the products they sell and install. MONI authorized dealers benefit from their affiliation with MONI and its national reputation for high customer satisfaction, as well as the support they receive from MONI. MONI also provides authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers.  MONI also makes available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to its authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

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

Dealer Marketing Support

MONI offers its authorized dealers an extensive marketing support program. MONI focuses on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	vehicle graphics;

•	trade show booths; and

•	clothing bearing the MONI brand name.

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

MONI Direct

The MONI Direct channel is a direct-response inside sales phone operation trained to sell home security solutions and acquire AMAs from prospective customers. MONI Direct has typically allowed for substantial discounts on alarm monitoring equipment to initiate subscriber contracts. However, beginning in the fourth quarter of 2017, MONI Direct began offering certain customers the ability to finance the purchase of alarm monitoring systems by contracting with a third party financing company. In this arrangement, the customer is typically charged the retail price for the alarm monitoring equipment and MONI receives the cash for the retail sale from the third party financing company. The customer has a separate contract with the third party financing company and is then responsible to make payments to them. The financing company has no recourse against MONI if the customer defaults on qualifying transactions.

The initial monitoring contract term for AMAs generated by MONI Direct are typically three years, with automatic renewal on a month-to-month basis. MONI has the ability to monitor a variety of signals from nearly all types of residential security systems, including the Nest Secure product, which was unveiled in September 2017.

MONI Customer Operations

Once a customer has contracted with MONI for services either through the Authorized Dealer program or the MONI Direct channel, MONI provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Farmers Branch, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  MONI's central monitoring station has also received the Monitoring Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

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

Security system interactive and home automation services are contracted with and provided by various third party technology companies to the subscriber.

MONI seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. MONI has a proprietary centralized information system that enables it to satisfy over 90% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, MONI relies on its nationwide network of independent service dealers and over 85 employee field service technicians to provide such service.  MONI closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2017, MONI dispatched approximately 295 independent service dealers around the country to handle its field service.

LiveWatch DIY Channel and Customer Operations

LiveWatch is a leading DIY home security provider offering professionally monitored security services through a direct-to-consumer sales channel. Similar to MONI, LiveWatch is an asset-light business and geographically unconstrained. LiveWatch obtains subscribers through e-commerce online sales and through a trained inside sales phone operation. LiveWatch typically offers substantial equipment subsidies to initiate, renew or upgrade alarm monitoring service contracts. The initial contract term for LiveWatch AMAs is typically one year, with automatic renewal on a month-to-month basis.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, LiveWatch pre-configures the alarm monitoring system based on the customer's specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self installs the equipment on-site and activates the monitoring service over the phone. Technical support for installation is provided via telephone or online assistance via the LiveWatch website. Monitoring services are provided through a third party central monitoring station. Security system interactive and home automation services are contracted with and provided to the subscriber by various third party technology companies. LiveWatch has a customer care center to handle general inquiries from subscribers as well as engage in retention activities.

LiveWatch has operations in central Kansas and in a satellite office in Evanston, Illinois.

Customers

MONI believes its subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of its subscriber base. For each of its last five calendar years, the average credit score of accounts acquired by MONI was 715 or higher on the FICO scale.

Approximately 94% of MONI's subscribers are residential homeowners and the remainder are small commercial accounts. MONI believes that by focusing on residential homeowners, rather than renters, it can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

MONI has a registered service mark for the Monitronics name and a service mark for the Monitronics logo and also holds registered service marks for "MONI." LiveWatch has a registered service mark for the LiveWatch name and a service mark for the LiveWatch logo. We own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to the "ASAPer" system employed by LiveWatch, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

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

Capitalize on Limited Market Penetration

MONI seeks to capitalize on what it views as the current limited market penetration in security services and grow its existing customer base through the following initiatives:

•	continue to develop its leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage its acquisition of LiveWatch to competitively secure new DIY customers without significantly altering its existing asset‑light business model;

•	further develop internal lead sourcing through additional partnership opportunities to support existing direct marketing and acquisitions through its dealer program;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

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

•	capitalize on its lead generation initiatives to supply high quality leads with strong retention indicators to its dealers;

•	prioritize the inclusion of interactive and home automation services in the AMAs its purchases, which it believes increases customer retention;

•	proactively identifying customers "at‑risk" for attrition through new technology initiatives, including statistical analysis of "big data";

•	improve customer care and first call resolution;

•
continue to implement initiatives to reduce core attrition, which include more effective initial on-boarding of customers, conducting customer surveys at key touchpoints and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of its operations and the low fixed and variable costs inherent in its cost structure, MONI believes it will continue to experience high Adjusted EBITDA margins as costs are spread over increased recurring revenue streams. In addition, MONI optimizes the rate of return on investment by managing subscriber acquisition costs, or the costs of acquiring an account ("Subscriber Acquisition Costs"). Subscriber Acquisition Costs, whether capitalized or expensed, include the costs related to the direct-to-consumer channels for both MONI and LiveWatch and the costs to acquire alarm monitoring contracts from MONI's dealers and certain sales and marketing costs. MONI consistently offers what MONI views as competitive rates for account acquisition. MONI believes its cash flows may also benefit from its continued efforts to decrease its cost to serve by investing in customer service automation, targeting cost saving initiatives and integrating the operations of LiveWatch and MONI.  For a discussion of Adjusted EBITDA, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Additionally, MONI expects its recent focus on internal lead sourcing and lead sourcing driven by relationships with third parties to contribute to the growth of its direct-to-consumer offerings (MONI Direct and LiveWatch) as well as its dealer network. These most recent efforts resulted in the partnership with Nest and adding the option for third party financing on the product sales, both as discussed above. MONI continues to evaluate these new relationships and how to maximize them by integrating them into its sales channels. MONI believes these strategies support an entrepreneurial culture at the dealer level and allow us to continue to grow our direct-to-consumer offerings.

For a description of the risks associated with the foregoing strategies, and with the Company's business in general, see "ITEM 1A. RISK FACTORS."

Industry; Competition

The security alarm industry is highly competitive and fragmented. Our competitors include two other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations in the telecommunications or cable businesses. Our significant competitors for obtaining subscriber AMA's are:

•	ADT, Inc. ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services;

•	Vector Security, Inc.;

•	Comcast Corporation; and

•	SimpliSafe, Inc.

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

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to that of MONI.  In these instances, MONI must also compete with these programs in recruiting dealers.  MONI believes it competes effectively with other dealer programs due to the quality of its dealer support services and its competitive acquisition terms.  Our significant competitors for recruiting dealers are:

•	ADT;

•	Central Security Group, Inc.;

•	Guardian Protection Services, Inc.; and

•	Vector Security, Inc.

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

Employees

At December 31, 2017, Ascent Capital, together with its subsidiaries, had over 1,330 full-time employees and over 100 part-time employees, all of which are located in the U.S.

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

Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends and should not be used to anticipate results or trends in future periods.

If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to MONI

MONI faces risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts, higher than expected costs for the creation of new subscribers or monitoring accounts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire an alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber's credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, MONI's business and results of operations could be adversely affected.

MONI's customer generation strategies and the competitive market for customer accounts may affect its future profitability.

A significant element of MONI's business strategy is the generation of new customer accounts through its dealer network, which accounted for a substantial portion of MONI's new customer accounts for the year ended December 31, 2017. MONI's future operating results will depend in large part on its ability to manage its generation strategies effectively. Although MONI currently generates accounts through hundreds of authorized dealers, a significant portion of its accounts originate from a smaller number of dealers. MONI experiences a loss of dealers from its dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If MONI experiences a loss of dealers representing a significant portion of its account generation engine or if MONI is unable to replace or recruit dealers in accordance with its business plans, MONI's business, financial condition and results of operations could be materially and adversely affected.

In recent years, MONI's acquisition of new customer accounts through its dealer sales channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, consumer buying behaviors, including trends of buying security products through online sources and increased competition from telecommunications and cable companies in the market. MONI is increasingly reliant on its internal sales channel and strategic relationships with third parties, such as Nest, to counter-balance this declining account generation through its dealer sales channel. If MONI is unable to generate sufficient accounts through its internal sales channel and strategic relationships to replace declining new accounts through dealers, MONI's business, financial condition and results of operations could be materially and adversely affected.

MONI relies on a significant number of its subscribers remaining with it for an extended period of time.

MONI incurs significant upfront costs for each new subscriber. MONI requires a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, MONI's long-term performance is dependent on MONI's subscribers remaining with it for as long as possible. This requires MONI to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, prolonged downturns in the housing market, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions, conversion of wireless spectrums and the affordability of

MONI's service. If MONI fails to keep its subscribers for a sufficiently long period of time, attrition rates would be higher than expected and MONI's financial position and results of operations could be materially and adversely affected. In addition, MONI may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to MONI's authorized dealer program. For example, MONI experienced increased attrition rates in 2017 based on normal end-of-term attrition following the expiration of contracts purchased in bulk from Pinnacle Security in 2012 and 2013.

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

We are also exploring different pricing plans for our products and services, including larger up-front payments and consumer financing options for residential equipment purchases. We currently have arrangements with a third-party financing company to provide financing to small business and commercial customers who wish to finance their equipment purchases from us. These financing arrangements could increase the credit risks associated with our subscribers and any efforts to mitigate risk may not be sufficient to prevent our results of operations from being materially adversely affected.

MONI is subject to credit risk and other risks associated with its dealers.

Under the standard alarm monitoring contract acquisition agreements that MONI enters into with its dealers, if a subscriber terminates their service with MONI during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating MONI in an amount based on the original acquisition cost of the terminating alarm monitoring contract. MONI is subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although MONI withholds specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, MONI is also subject to the credit risk that the dealers may not have sufficient funds to compensate MONI or that any such dealer will otherwise breach its obligation to compensate MONI for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, MONI's financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of MONI's accounts originate from a small number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of MONI's accounts, MONI's financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

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

MONI's business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Its reputation may be harmed either through product defects, such as the failure of one or more of its subscribers' alarm systems, or shortfalls in customer service. Subscribers generally judge MONI's performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers' expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to MONI's reputation or subscriber relationships caused by the actions of its staff at the monitoring and customer care centers, dealers, personnel or third party service providers or any other factors could have a material adverse effect on its business, financial condition and results of operations.

Due to the ever-changing threat landscape, MONI's products may be subject to potential vulnerabilities of wireless and Internet-of-things devices and its services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.

Companies that collect and retain sensitive and confidential information are under increasing attack by cyber-criminals around the world. While MONI implements security measures within its products, services, operations and systems, those measures may not prevent cybersecurity breaches, the access, capture or alteration of information by criminals, the exposure or exploitation of potential security vulnerabilities, distributed denial of service attacks, the installation of malware or ransomware, acts of vandalism, computer viruses, misplaced data or data loss that could be detrimental to its reputation, business, financial condition, and results of operations. Third parties, including MONI’s dealers, partners and vendors, could also be a source of security risk to it in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access MONI’s products and services.

A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by MONI, its partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or MONI’s contractual or other legal obligations regarding such data, or a violation of its privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against MONI. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of MONI’s services and its credibility and reputation with its customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.

In addition, MONI depends on its information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact its operations. Increasingly, MONI’s products and services are accessed through the Internet, and security breaches in connection with the delivery of its services via the Internet may affect it and could be detrimental to its reputation, business, operating results, and financial condition. MONI continues to invest in new and emerging technology and other solutions to protect its network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. While MONI maintains cyber liability insurance that provides both third-party liability and first-party insurance coverages, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other event as described above.

Privacy concerns, such as consumer identity theft and security breaches, could hurt MONI's reputation and revenues.

As part of its operations, MONI collects a large amount of private information from its subscribers, including social security numbers, credit card information, images and voice recordings. Unauthorized parties may attempt to gain access to MONI's systems or facilities by, among other things, hacking into MONI's systems or facilities or those of MONI's customers, partners or vendors, or through fraud or other means of deceiving MONI's employees, partners or vendors. In addition, hardware, software or applications MONI develops or obtains from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The techniques used to gain such access to MONI's information technology systems, MONI's data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. MONI has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. If MONI were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, MONI may experience a general decline in consumer confidence in its business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use MONI's services because of concerns over data privacy or credit card fraud, MONI's ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of its network, boost general consumer confidence in its business, or prevent credit card fraud and identity theft, MONI may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in MONI's business or additional capital expenditure requirement could have a material adverse effect on its business, financial condition and results of operations.

MONI's independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.

MONI generates a portion of its new customers through its authorized dealer network. MONI relies on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. If MONI's authorized dealers experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, it may be susceptible to risks associated with its authorized dealers on which it relies to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by MONI's authorized dealers could materially adversely affect its business, financial condition, results of operations, and cash flows.

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

MONI's monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers' premises as well as information technology networks and systems, including Internet and Internet-based or "cloud" computing services, to collect, process, transmit, and store electronic information. MONI may be required to implement new technology both to attract and retain subscribers or in response to changes in technology or other factors, which could require significant expenditures. Such changes could include making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. There are inherent costs and risks associated with replacing and changing these systems and implementing new systems, including potential disruption of MONI's sales, operations and customer service functions, potential disruption of MONI's internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into MONI's current systems. In addition, MONI's technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new technology systems may also cause disruptions in MONI's business operations and have a material adverse effect on its business, cash flows, and results of operations.

Further, the availability of any new features developed for use in MONI's industry (whether developed by MONI or otherwise) can have a significant impact on a subscriber’s initial decision to choose MONI's or its competitor’s products and a subscriber's decision to renew with MONI or switch to one of its competitors. To the extent its competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by MONI may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to MONI in this respect. If MONI is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect its business by increasing its rate of subscriber attrition. MONI also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new alarm monitoring contracts.

The high level of competition in MONI's industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2017, MONI was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. MONI faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices to customers for monitoring services. MONI also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, MONI is facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over MONI, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to MONI, thus slowing its rate of growth, or requiring it to increase the price paid for subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

MONI has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

MONI has a significant amount of indebtedness.  As of December 31, 2017, MONI had principal indebtedness of $1,154,750,000 related to a term loan maturing in September 2022 and a revolving credit facility maturing in September 2021, both under its Credit Agreement, dated March 23, 2012 (as amended and restated, the "Credit Facility"), as well as $585,000,000 of 9.125% senior notes (the "Senior Notes") due April 2020. At December 31, 2017, MONI also had outstanding a 12.5% intercompany promissory note of $12,000,000 due to Ascent Capital in October 2020. That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

In addition, MONI also must comply with certain financial covenants under the Credit Facility that require it to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.25 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires MONI to maintain a consolidated senior secured Eligible RMR leverage ratio (as defined in the Credit Facility) of no more than 31.0 to 1.00 and a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 31.5 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. If MONI cannot comply with any of these financial covenants, or if MONI or any of its subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and MONI may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit its ability to manage its working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of MONI's indebtedness.

MONI may be unable to obtain future financing on terms acceptable to MONI or at all, which may hinder MONI's ability to grow its business or satisfy is obligations.

MONI intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer network, its strategic relationships and its direct to consumer channel in LiveWatch, among other means. To continue its growth strategy, it intends to make additional drawdowns under the revolving credit portion of its Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in MONI's credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect MONI's ability to continue or accelerate its subscriber account acquisition activities.

Additionally, MONI may be unable to refinance its existing indebtedness, which could affect its ability to satisfy its obligations. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if MONI is unable to refinance the Senior Notes by October 3, 2019, the maturity date for both the term loan and the revolving credit facility would be accelerated. If this were to happen, MONI would be unable to meet its obligations and would need to take other measures to satisfy its creditors, which could result in significant negative and other consequences, as described under "MONI has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business."

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

If MONI engages in any acquisition, it will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If MONI undertakes any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, MONI may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and it may experience increased attrition in its subscriber base and/or a loss of dealer or other strategic relationships and difficulties integrating acquired businesses, technologies and personnel into its business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause MONI to incur debt and expose it to liabilities. Further, MONI may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while it intends to implement appropriate controls and procedures as it integrates any acquired companies, MONI may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

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

Future litigation could result in reputational damage for MONI.

In the ordinary course of business, from time to time, MONI and its subsidiaries are the subject of complaints or litigation from subscribers or inquiries or investigations from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by its dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. MONI may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, damage resulting from such allegations may materially and adversely affect MONI's reputation in the communities it services, regardless of whether such allegations are unfounded. Such reputational damage could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to MONI or at all.

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

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that MONI will be able to continue acquiring quality alarm monitoring contracts or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow MONI's subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by its competitors. If there are prolonged durations of general economic downturn, MONI's results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions or natural disasters in states where MONI's subscribers are more heavily concentrated may negatively impact MONI's results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where MONI's subscribers are more heavily concentrated such as, Texas, California, Arizona, and Florida which, in the aggregate, comprise approximately 39% of MONI's subscribers. Further, certain of these regions are more prone to natural disasters, such as hurricanes, floods or earthquakes. Although MONI has a geographically diverse subscriber base, adverse conditions in one or more states where its business is more heavily concentrated could have a significant adverse effect on its business, financial condition and results of operations.

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

MONI may pursue business opportunities that diverge from its current business model, including expanding its products or service offerings, investing in new and unproven technologies, adding customer acquisition channels (including, for example, increased direct marketing efforts) and forming new alliances with companies to market its services (including, for example, the partnership with Nest announced in September 2017). MONI can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, MONI's pursuit of such business opportunities could cause its cost of investment in new customers to grow at a faster rate than its recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than MONI's current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, MONI might be required to draw on its Credit Facility or pursue other external financing, which may not be readily available. Further, new alliances or customer acquisition channels may also result in the cannibalization of MONI's products, such as in the case of the alliance with Nest. Any of these factors could materially and adversely affect MONI's business, financial condition, results of operations and cash flows.

Third party claims with respect to MONI's intellectual property, if decided against MONI, may result in competing uses of MONI's intellectual property or require the adoption of new, non-infringing intellectual property.

MONI has received and may in the future receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that MONI does not own or have rights to use all intellectual property rights used in the conduct of its business. While MONI does not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against it or claim that its rights to its intellectual property are invalid or unenforceable, and MONI cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the "MONI" mark or the "LiveWatch" mark could have a material adverse effect on MONI's business if such claims were decided against MONI and MONI was precluded from using or licensing the "MONI" mark or the "LiveWatch" mark or others were allowed to use such mark. If MONI was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that MONI was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Regulatory Matters

MONI's business operates in a regulated industry.

MONI's business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, MONI's advertising and sales practices and that of its dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If MONI (through its direct marketing efforts) or MONI's dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, it could be subject to fines, penalties, private actions, investigations or enforcement actions by government regulators. MONI has been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While MONI endeavors to comply with the TCPA, no assurance can be given that MONI will not be exposed to liability as a result of its or its dealers' direct marketing efforts or debt collections. For example, MONI recognized a legal settlement reserve in the second quarter of 2017 related to a class action lawsuit based on alleged TCPA violations. In addition, although MONI has taken steps to insulate itself from any such wrongful conduct by its dealers, and to require its dealers to comply with these laws and regulations, no assurance can be given that it will not be exposed to liability as result of its dealers' conduct. If MONI or any such dealers do not comply with applicable laws, MONI may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of MONI or its dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of its business and adversely affecting its financial condition and future cash flows. In addition, most states in which MONI operates have licensing laws directed specifically toward the monitored security services industry. MONI's business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require MONI to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses, including in geographic areas where its services have substantial penetration, which could adversely affect its business and financial condition. Further, if these laws and regulations were to change or MONI failed to comply with such laws and regulations as they exist today or in the future, its business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in alarm monitoring contracts, or purporting to characterize certain charges in the alarm monitoring contracts as unlawful, could adversely affect MONI's business and operations.

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

Enactment of these measures could adversely affect MONI's future operations and business. Alarm monitoring companies operating in areas impacted by government alarm ordinances may choose to hire third-party guard firms to respond to an alarm. If MONI needs to hire third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability to properly fund its ongoing operations, or increased costs to its customers, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to monitored burglar alarms may reduce customer satisfaction or customer demand for an alarm monitoring service.  Although MONI currently has less than 65,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of policies of this nature could adversely affect its business.

Factors Relating to Our Common Stock

Our stock price has been volatile in the past and may decline in the future.

Our common stock has experienced significant price and volume fluctuations in the past. For example, during 2017, our Series A common stock price fluctuated from a high of $17.84 to a low of $8.87. Investors may not be able to sell their shares at or above the price at which they were purchased. The market price of our common stock may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts' recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

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

Our Series B common stock is not widely held, with 95% of the outstanding shares as of December 31, 2017 beneficially owned by John C. Malone, a former director of the Company, and William Fitzgerald, Ascent Capital's Chairman, President and Chief Executive Officer. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market.  The OTC Markets tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of Series A common stock, which is listed and traded on the NASDAQ Global Select Market under the symbol "ASCMA."

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

Ascent Capital is a holding company and derives substantially all of its revenue and cash flow from its primary operating subsidiary, MONI.

MONI is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of MONI to pay dividends to us is subject to, among other things, compliance with covenants in its Credit Facility and Senior Note indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2017, MONI had principal indebtedness of $1,739,750,000, excluding the 12.5% intercompany promissory note for $12,000,000 due to Ascent Capital.  Claims of other creditors of MONI have priority as to its assets over our claims and those of our creditors and shareholders. In addition, for the year ended December 31, 2017, Ascent Capital had approximately $96,775,000 principal outstanding under its 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes"). Although we currently have sufficient cash reserves at the Company to service our obligations under the Convertible Notes, our sources of cash remain limited as a result of our holding company structure and the restrictions on MONI's ability to distribute cash to our company.

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

As of December 31, 2017, we had goodwill of $563,549,000, which represents approximately 27% of total assets. Goodwill was recorded in connection with the MONI, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which MONI operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

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

U.S federal income tax reform could adversely affect us.

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate and imposes significant limitations on certain corporate deductions and credits. More specifically, it places limitations on interest expense beginning in fiscal year 2018 and places future limitations on the usage of net operating loss carryforwards generated in fiscal year 2018 and after, which could negatively impact the Company's financial position. As the new tax reform legislation has significant complexity and future implementation guidance from the Internal Revenue Service, clarifications of state tax law or the completion of the Company's 2017 tax return filings could all impact our tax estimates, we will continue to examine the impact that the 2017 Tax Act may have on our business.

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

LiveWatch leases approximately 11,000 square feet of office space in St. Marys, Kansas to house its main operations and fulfillment center and approximately 11,500 square feet of office space in Manhattan, Kansas to house sales office functions. Additionally, LiveWatch leases approximately 8,100 square feet of office space in Evanston, Illinois for general administrative and sales office functions.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, from time to time, the Company and its subsidiaries are the subject of complaints or litigation from subscribers or inquiries or investigations from government officials, sometimes related to alleged violations of state or federal consumer protection statutes. The Company and its subsidiaries may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations, either individually or in the aggregate.

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

Our Series A common stock trades on the NASDAQ Global Select Market under the symbol "ASCMA".  Our Series B common stock is eligible for quotation on the OTC Markets under the symbol "ASCMB", but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of our Series A common stock for the years ended December 31, 2017 and 2016.

	Series A
	High	Low
	Amounts in U.S. Dollar
2017
First quarter	17.75	13.58
Second quarter	15.74	11.55
Third quarter	17.84	8.87
Fourth quarter	14.15	10.17
2016
First quarter	16.82	7.77
Second quarter	20.25	11.78
Third quarter	26.16	14.65
Fourth quarter	24.75	16.11

The following table sets forth the quarterly range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2017 and 2016, as reported by the OTC Markets. This information represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	Series B
	High	Low
	Amounts in U.S. Dollar
2017
First quarter	16.00	15.00
Second quarter	15.00	15.00
Third quarter (a)	—	—
Fourth quarter (a)	—	—
2016
First quarter	13.24	13.24
Second quarter (a)	—	—
Third quarter (a)	—	—
Fourth quarter	20.05	20.00

(a)         No sales of our Series B common stock were reported during the period.

Holders

As of February 6, 2018, there were 667 record holders of our Series A common stock and 45 record holders of our Series B common stock (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our board of directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of stockholders.

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

The following graph sets forth the percentage change in the cumulative total shareholder return on our Series A and Series B common stock for the preceding 5-year period ended December 31, 2017, as compared to the NASDAQ Stock Market Index over the same period.  The graph assumes $100 was originally invested on December 31, 2012.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Series A and Series B common stock.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
ASCMA Series A	$100.00	$138.13	$85.45	$26.99	$26.25	$18.55
ASCMB Series B	$100.00	$140.17	$98.92	$34.19	$34.19	$25.64
NASDAQ Stock Market Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63

Purchases of Equity Securities by the Issuer

The Company did not purchase any of its own equity securities during the three months ended December 31, 2017. The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended December 31, 2017.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2017 - 10/31/2017	10,887	(2)	$13.09	—
11/1/2017 - 11/30/2017	1,920	(2)	11.94	—
12/1/2017 - 12/31/2017	—		—	—
Total	12,807		$12.92	—

(1)        On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time. On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of December 31, 2017, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of December 31, 2017, the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A common stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2017 and 2016 and the statements of operations data for the years ended December 31, 2017, 2016, and 2015, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2015, 2014 and 2013 and the statements of operations data for the years ended December 31, 2014 and 2013 shown below were derived from previously issued financial statements.

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Summary Balance Sheet Data:
Current assets	$140,243	125,033	123,273	176,500	196,894
Property and equipment, net of accumulated depreciation	$32,823	28,331	32,440	36,010	56,528
Subscriber accounts, net of accumulated amortization	$1,302,028	1,386,760	1,423,538	1,373,630	1,340,954
Total assets	$2,054,985	2,132,432	2,173,305	2,163,342	2,191,359
Current liabilities	$101,554	95,116	86,211	91,143	95,568
Long-term debt, excluding current portion	$1,778,044	1,754,233	1,713,868	1,595,649	1,544,792
Stockholders' equity	$142,672	238,645	324,769	439,688	514,757

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share amounts)
Summary Statement of Operations Data:
Net revenue	$553,455	570,372	563,356	539,449	451,033
Operating income	$41,510	55,634	49,367	78,198	71,556
Net loss from continuing operations	$(107,651)	(91,244)	(86,236)	(37,448)	(21,600)
Net loss	$(107,559)	(91,244)	(83,384)	(37,752)	(21,471)
Basic and diluted net loss per common share (a)	$(8.82)	(7.44)	(6.44)	(2.77)	(1.54)

(a)        Diluted net loss per common share is computed the same as basic net income (loss) per share for all periods presented because the Company recorded a loss from continuing operations in all periods presented, which would make potentially dilutive securities anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2017, our assets consisted primarily of our wholly-owned operating subsidiary, MONI.

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

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that MONI services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service and limited use by the subscriber and thus low perceived value.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  MONI defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  MONI considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  MONI adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to MONI the cost paid to acquire the contract. To help ensure the dealer's obligation to MONI, MONI typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Beginning balance of accounts	1,046,791	1,089,535	1,058,962
Accounts acquired	95,786	125,292	188,941
Accounts canceled	(155,098)	(149,880)	(147,923)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(11,483)	(18,156)	(10,445)
Ending balance of accounts	975,996	1,046,791	1,089,535
Monthly weighted average accounts	1,016,798	1,069,901	1,086,071
Attrition rate - Unit	15.3%	14.0%	13.6%
Attrition rate - RMR (c)	13.7%	12.3%	13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 4,532 and 11,175 accounts included in MONI's program to upgrade subscribers' alarm monitoring systems that communicated across the AT&T 2G network that was discontinued (the "Radio Conversion Program"), which primarily canceled in excess of their expected attrition for the years ended December 31, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the years ended December 31, 2017, 2016 and 2015 was 15.3%, 14.0% and 13.6%, respectively. Contributing to the increase in attrition rates were the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, the relative proportion of the number of new customers under contract or in the dealer guarantee period and MONI's more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where MONI purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 (the "Pinnacle Accounts"), which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Accounts (core attrition) for the years ended December 31, 2017, 2016 and 2015 was 14.5%, 13.5% and 12.7%, respectively.

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

Accounts Acquired

During the years ended December 31, 2017, 2016 and 2015, MONI acquired 95,786, 125,292 and 188,941 subscriber accounts, respectively.  The decrease in accounts acquired for the years ended December 31, 2017 and 2016 is due to general softness in the dealer channel discussed in more detail below. Furthermore, accounts acquired for the year ended December 31, 2015 include 31,919 accounts acquired in the acquisition of LiveWatch in February 2015. The decrease in 2017 was partially offset by year over year growth in the direct-to-consumer sales channels. Accounts acquired for the years ended December 31, 2017, 2016 and 2015 also reflect bulk buys of approximately 3,500, 8,600 and 2,000 accounts, respectively.

RMR acquired during the years ended December 31, 2017, 2016 and 2015 was approximately $4,603,000, $5,835,000 and $7,279,000, respectively, excluding $909,000 of RMR acquired in the acquisition of LiveWatch in February 2015.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in our dealer channel and trends in subscriber attrition, the Company has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

MONI believes that generating account growth at a reasonable cost is essential to scaling its business and generating shareholder value. In recent years, acquisition of new subscriber accounts through its dealer channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchases prices, changes in consumer buying behavior and increased competition from telecommunications and cable companies in the market. The Company currently has several initiatives in place to improve account growth, which include:

•	Recruiting high quality dealers into the MONI Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs,

•	Growing the MONI Direct sales and LiveWatch DIY sales channels, and

•	Enhancing our brand recognition with consumers.

Although MONI has seen some increases in new subscriber accounts from its internal sales channel, such increases have not been able to offset the declines in the dealer channel. MONI has attempted to bolster the efforts of its internal sales channels to increase account growth by developing relationships with third parties, such as Nest, to bring in new leads and account growth opportunities.

Creation Costs

MONI also considers the management of creation costs to be a key driver in improving the Company's financial results, as lower creation costs would improve the Company's profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the MONI Direct sales and LiveWatch DIY sales channels with expected lower creation cost multiples, and

•	Negotiating lower subscriber account purchase price multiples in its dealer channel.

In addition, MONI expects that new customers who subscribe to its services through its partnership with Nest will also contribute to lower creation cost multiples as it is expected that Nest equipment will be purchased up front by the consumer as opposed to subsidized by MONI.

Attrition

MONI has also experienced higher subscriber attrition rates in the past few years. While there are a number of factors impacting its attrition rate, MONI expects subscriber cancellations to improve due to the expiration of a large number of the Pinnacle Accounts that were acquired in bulk purchases during 2012 and 2013, as well as the cancellations by subscribers following AT&T's decision to take its 2G cellular networks offline.

Notwithstanding the anticipated decrease in future cancellations, MONI has continued to develop its efforts to manage subscriber attrition, which it believes will help drive increases in its subscriber base and shareholder value. MONI currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to the Company, and

•	Implementing effective pricing strategies.

Margin Improvement

MONI has also adopted initiatives to reduce expenses and improve its financial results, which include:

•	Reducing its operating costs by right sizing the cost structure to the business and leveraging its scale,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While the uncertainties related to the successful implementation of the foregoing initiatives could impact MONI's ability to achieve net profitability and positive cash flows in the near term, MONI believes it will position itself to improve its operating performance, increase cash flows and create shareholder value over the long-term.

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, made landfall in Texas, Florida and Puerto Rico, respectively, in the third quarter of 2017. MONI had approximately 38,000, 55,000 and 36,000 subscribers in areas impacted by Harvey, Irma and Maria, respectively. Related to these events, MONI has issued approximately $2,000,000 in revenue credits and refunds in the fourth quarter of 2017 to subscribers due to service interruptions or other customer service incentives to retain subscribers impacted from the natural disasters. A vast majority of these credits were issued to subscribers in Puerto Rico, where damage from the hurricanes has been the most severe and widespread. There has been a modest increase to attrition from these events for the twelve months ended December 31, 2017. As recovery from Hurricane Maria in Puerto Rico is ongoing, MONI may continue to experience increased revenue credits or refunds, field service costs and higher attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated. We will continue to assess the impact of these events.

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

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2017	2016	2015
Net revenue (a)	$553,455	570,372	563,356
Cost of services	119,193	115,236	110,246
Selling, general and administrative, including stock-based and long-term incentive compensation	167,887	125,892	121,418
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Interest expense	152,257	132,269	123,743
Income tax expense (benefit) from continuing operations	(408)	7,251	6,505
Net loss from continuing operations	(107,651)	(91,244)	(86,236)
Net loss	(107,559)	(91,244)	(83,384)

Adjusted EBITDA (b)
MONI business Adjusted EBITDA	$313,553	344,848	354,807
Corporate Adjusted EBITDA	(7,275)	(5,590)	(7,055)
Total Adjusted EBITDA	$306,278	339,258	347,752
Adjusted EBITDA as a percentage of Revenue
MONI business	56.7%	60.5%	63.0%
Corporate	(1.3)%	(1.0)%	(1.3)%

Expensed Subscriber acquisition costs (c)
Gross subscriber acquisition costs	$40,312	29,367	18,298
Revenue associated with subscriber acquisition costs	(4,852)	(5,310)	(4,022)
Net subscriber acquisition costs	$35,460	24,057	14,276

(a)         Net revenue for the year ended December 31, 2015 reflects the negative impact of $359,000 of fair value adjustments that reduced deferred revenue acquired in the LiveWatch Acquisition.
(b)         See reconciliation of Net loss from continuing operations to Adjusted EBITDA below.

(c)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the year ended December 31, 2016 has been restated to include $3,241,000 of costs and $817,000 of revenue related to MONI's direct-to-consumer sales channel activities for the period.

Net revenue.  Revenue decreased $16,917,000, or 3.0%, for the year ended December 31, 2017 as compared to the corresponding prior year.  The decrease in net revenue is attributable to the lower average number of subscribers in 2017 as a result of the softness in the dealer channel and increased attrition as discussed in more detail above. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $43.10 as of December 31, 2016 to $44.04 as of December 31, 2017.

Revenue increased $7,016,000, or 1.2%, for the year ended December 31, 2016 as compared to the corresponding prior year. The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, the inclusion of a full first quarter's impact of LiveWatch revenue. Average RMR per subscriber increased from $41.92 as of December 31, 2015 to $43.10 as of December 31, 2016 and was the result of price increases enacted throughout the year as well as an increase in average RMR per new subscriber acquired. These increases were partially offset by a decrease in the monthly weighted average number of subscribers from 2015 to 2016.

Cost of services.  Cost of services increased $3,957,000, or 3.4%, for the year ended December 31, 2017 as compared to the corresponding prior year.  The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of the MONI Direct installation sales channel. Subscriber acquisition costs included in cost of services, which include expensed equipment and labor costs associated with the creation of new subscribers for MONI and LiveWatch, increased to $12,158,000 for the year ended December 31, 2017 as compared to $8,928,000 for the year ended December 31, 2016. Cost of services as a percent of net revenue increased from 20.2% for the year ended December 31, 2016 to 21.5% for the year ended December 31, 2017.

Cost of services increased $4,990,000, or 4.5%, for the year ended December 31, 2016 as compared to the corresponding prior year. The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in subscriber acquisition costs incurred at LiveWatch, related to increased account production and the inclusion of a full first quarter of production. Furthermore, cost of services increased due to more subscribers being monitored across the cellular network, including home automation accounts. Subscriber acquisition costs include expensed equipment costs associated with new subscribers of $8,928,000 for the year ended December 31, 2016, compared to $7,058,000 for the year ended December 31, 2015. Cost of services as a percent of net revenue increased from 19.6% for the year ended December 31, 2015 to 20.2% for the year ended December 31, 2016.

Selling, general and administrative.  Selling, general and administrative expense ("SG&A") increased $41,995,000, or 33.4%, for the year ended December 31, 2017 as compared to the corresponding prior year.  The increase is primarily attributable to a $28,000,000 legal settlement recognized in the second quarter of 2017 in relation to putative class action litigation that alleged violation of telemarketing laws. Subscriber acquisition costs included in SG&A increased to $28,154,000 for the year ended December 31, 2017 as compared to $20,439,000 for the year ended December 31, 2016. Contributing to the increase in SG&A costs in 2017 is a $7,160,000 gain on the revaluation of a dealer liability related to the Security Networks Acquisition that was recorded in 2016 with only a similar gain of $1,358,000 recorded in 2017. Other increases are attributed to consulting fees incurred on strategic company initiatives as well as the severance event and transitioning executive leadership at MONI's Dallas, Texas headquarters. Additionally, in the first quarter of 2017, Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the sale of a property in the United Kingdom. Included in SG&A is a realized loss of $1,150,000 on the maturity and settlement of this contract. These increases were offset by decreases to the LiveWatch acquisition contingent bonus expense as the Company settled the retention portion of the bonus earlier in 2017 when it became due and payable and negotiated a lesser buy out of the earnout portion of the bonus in the fourth quarter of 2017. SG&A as a percent of net revenue increased from 22.1% for the year ended December 31, 2016 to 30.3% for the year ended December 31, 2017.

SG&A increased $4,474,000, or 3.7%, for the year ended December 31, 2016 as compared to the corresponding prior year. The increases are primarily attributable to subscriber acquisition costs incurred at LiveWatch from increased account production and the inclusion of only a portion of the first quarter production for LiveWatch in 2015, as well as increased salaries, wages and benefits costs and $2,991,000 of rebranding expense at MONI. Subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, were $20,439,000 and $11,240,000 for the years ended December 31, 2016 and 2015, respectively. These increases were partially offset by a fourth quarter gain on the revaluation of a dealer liability related to the Security Networks Acquisition of $7,160,000. SG&A as a percent of net revenue increased from 21.6% for the year ended December 31, 2015 to 22.1% for the year ended December 31, 2016.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $9,965,000 and $11,915,000 for the years ended December 31, 2017 and December 31, 2016, respectively, as compared to the corresponding prior years.  The decreases are attributable to the timing of amortization of subscriber accounts acquired prior to each of the preceding years ended which have a lower rate of amortization in 2016 and 2017 and are not offset by amortization on subsequent subscriber accounts acquired due to decreased purchases occurring in 2016 and 2017.

Interest expense.  Interest expense increased $19,988,000 and $8,526,000 for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing. The increase includes the impact of the amortization of the debt discount and deferred financing costs related to the Company's outstanding debt. Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2017, 2016 and 2015 was $11,111,000, $10,670,000 and $10,357,000, respectively.

Income tax expense (benefit) from continuing operations.  For the year ended December 31, 2017, we had a pre-tax loss from continuing operations of $108,059,000 and an income tax benefit from continuing operations of $408,000.  For the year ended December 31, 2016, we had a pre-tax loss from continuing operations of $83,993,000 and income tax expense from continuing operations of $7,251,000.  For the year ended December 31, 2015, we had a pre-tax loss from continuing operations of $79,731,000 and income tax expense from continuing operations of $6,505,000.  The income tax benefit from continuing operations for the year ended December 31, 2017 is primarily attributable to the enactment of the 2017 Tax Act, which lowered the federal corporate income tax rate from 35% to 21% beginning in fiscal year 2018. This reduction required the Company to revalue its net deferred tax liabilities to the lower rate which resulted in an income tax benefit of approximately $9,000,000. This benefit was offset by the deferred tax impact from 2017 amortization of deductible goodwill related to MONI's business acquisitions, MONI state tax expense and United Kingdom corporation tax incurred on the gain on sale of property in the second quarter of 2017. Income tax expense from continuing operations for the years ended December 31, 2016 and December 31, 2015 is attributable to MONI's state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to MONI's business acquisitions.

Net loss from continuing operations. For the year ended December 31, 2017, net loss from continuing operations increased to $107,651,000 from $91,244,000 for the year ended December 31, 2016. The increase in net loss from continuing operations is primarily related to the $28,000,000 legal settlement recognized in the second quarter of 2017, as well as other decreases in operating income through the changes in Net revenue, Cost of services and SG&A discussed above. These changes were offset by a reduction in costs incurred under the Company's Radio Conversion Program in 2017, as MONI has substantially completed its radio conversion program in 2016, and gains on disposal of assets held for sale recognized during the year ended December 31, 2017.

For the year ended December 31, 2016, net loss from continuing operations increased to $91,244,000 from $86,236,000 for the year end December 31, 2015. The increase in net loss from continuing operations is attributable to increase in costs incurred under the Company's Radio Conversion Program, increased equipment, sales and marketing costs incurred by LiveWatch related to the acquisition of new subscribers and increases in debt refinance expenses related to the size and cost of the Credit Facility refinancing as compared to the 2015 refinancings.

Adjusted EBITDA. The following table provides a reconciliation of net loss from continuing operations to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss from continuing operations	$(107,651)	(91,244)	(86,236)
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Depreciation	8,844	8,435	10,444
Stock-based compensation	7,229	6,984	7,343
Radio conversion costs	450	18,422	14,369
Legal settlement reserve	28,000	—	—
Severance expense (a)	1,363	730	112
LiveWatch acquisition related costs	—	—	946
LiveWatch acquisition contingent bonus charges	189	3,944	3,930
MONI Headquarters relocation costs	—	—	720
Rebranding marketing program	880	2,991	—
Software implementation / integration	—	511	—
Integration / implementation of company initiatives	2,425	250	—
Gain on revaluation of acquisition dealer liabilities	(1,358)	(7,160)	—
Impairment of capitalized software	713	—	—
Gain on disposal of operating assets	(21,217)	—	—
Refinancing expense, net of gain on extinguishment of debt in 2015	—	9,500	3,723
Other-than-temporary impairment losses on marketable securities	220	1,904	6,389
Interest income	(2,446)	(2,282)	(2,904)
Interest expense	152,257	132,269	123,743
Income tax expense (benefit) from continuing operations	(408)	7,251	6,505
Adjusted EBITDA	$306,278	339,258	347,752

(a)         Severance expense related to a reduction in headcount event and transitioning executive leadership at MONI.

Adjusted EBITDA decreased $32,980,000, or 9.7% for the year ended December 31, 2017 and $8,494,000, or 2.4%, for the year ended December 31, 2016, as compared to the corresponding prior years.  The decrease is primarily the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, were $35,460,000, $24,057,000 and $14,276,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

MONI's consolidated Adjusted EBITDA was $313,553,000, $344,848,000 and $354,807,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Expensed Subscriber acquisition costs. Subscriber acquisition costs increased $11,403,000 and $9,781,000 for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase in subscriber acquisition costs for the year ended December 31, 2017 is primarily attributable to the initiation of the MONI Direct installation sales channel and an increase in new accounts generated in LiveWatch's direct-to-consumer sales channel. The increase in subscriber acquisition costs for the year ended December 31, 2016 is related to increased account production from LiveWatch and the inclusion of only a portion of the first quarter production for LiveWatch in 2015, as it was acquired in late February 2015.

Liquidity and Capital Resources

At December 31, 2017, we had $10,465,000 of cash and cash equivalents and $105,958,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of MONI.  During the years ended December 31, 2017, 2016 and 2015, our cash flow from operating activities was $136,497,000, $188,903,000 and $208,680,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2017, 2016 and 2015, the Company used cash of $142,909,000, $201,381,000 and $266,558,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2017, 2016 and 2015, the Company used cash of $14,393,000, $9,180,000 and $12,431,000, respectively, to fund its capital expenditures.

During the years ended December 31, 2017, 2016 and 2015, we purchased marketable securities for cash of $26,634,000, $5,036,000 and $26,934,000, respectively. In addition, the Company sold marketable securities for proceeds of $1,108,000, $15,184,000 and $57,291,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2017. During 2016, the Company repurchased 389,179 shares of its Series A Common Stock at an average purchase price of $18.35 per share for a total of approximately $7,140,000 pursuant to the Share Repurchase Authorizations. During 2015, the Company repurchased 940,729 shares of its Series A Common Stock at an average purchase price of $31.88 per share for a total of approximately $29,988,000 pursuant to the Share Repurchase Authorizations. These repurchased shares were all canceled and returned to the status of authorized and unissued. As of December 31, 2017, the remaining availability under the Company's Share Repurchase Authorizations will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B common stock, par value $0.01 per share, under the increased program.

The existing long-term debt of the Company at December 31, 2017 includes the principal balance of $1,836,525,000 under its Convertible Notes, Senior Notes, Credit Facility term loan, and Credit Facility revolver.  The Convertible Notes have an outstanding principal balance of $96,775,000 as of December 31, 2017 and mature on July 15, 2020.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2017 and mature on April 1, 2020. The Credit Facility term loan has an outstanding principal balance of $1,086,250,000 as of December 31, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022.  The Credit Facility revolver has an outstanding balance of $68,500,000 as of December 31, 2017 and becomes due on September 30, 2021. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if MONI is unable to refinance the Senior Notes by October 3, 2019, both the term loan and the revolving credit facility would become due and payable.

In considering our liquidity requirements for 2018, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance the strategy of our primary operating subsidiary, MONI, which is to grow through the acquisition of subscriber accounts.  We considered the expected cash flow from MONI, as this business is the driver of our operating cash flows. In addition, we considered the borrowing capacity of MONI's Credit Facility revolver, under which MONI could borrow an additional $226,500,000 as of December 31, 2017.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under MONI's Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

We may seek external equity or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that would be acceptable to us or at all.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our subscribers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2017 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$4,066	6,780	5,655	22,625	39,126
Long-term debt (a)	11,000	703,775	1,121,750	—	1,836,525
Other (b)	9,419	220	510	4,419	14,568
Total contractual obligations	$24,485	710,775	1,127,915	27,044	1,890,219

(a)        Amounts reflect principal amounts owed and therefore exclude net unamortized discount, premiums, and deferred debt costs of $47,481,000.  Amounts also exclude interest payments which are based on variable interest rates. Additionally, the maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if MONI is unable to refinance the Senior Notes by October 3, 2019, both the term loan and the revolving credit facility would become due and payable. Amounts are reflected assuming no springing maturity.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,302,028,000 net of accumulated amortization, at December 31, 2017, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

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

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the Subscriber Accounts Asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the Subscriber Accounts Asset for impairment. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool, for each of MONI and LiveWatch, because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

In addition, the Company reviews the Subscriber Accounts Asset amortization methodology annually to ensure the methodology is consistent with actual experience.

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $104,006,000 and $126,164,000 as of December 31, 2017 and 2016, respectively.

Valuation of Goodwill

As of December 31, 2017, we had goodwill of $563,549,000, which represents approximately 27% of total assets.  Goodwill was recorded in connection with the MONI, Security Networks and LiveWatch acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. The Company’s reporting units are the MONI and LiveWatch business segments and recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to changes in interest rates related to the terms of our debt obligations.  MONI uses derivative financial instruments to manage the exposure related to the movement in interest rates.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of December 31, 2017. Debt amounts represent principal payments by maturity date, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility, as of December 31, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
2018	$231	11,000	—	11,231
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	79,500	—	79,500
2022	6,528	1,042,250	—	1,048,778
Thereafter	—	—	—	—
Total	$6,759	1,154,750	681,775	1,843,284

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2018 and four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.18%.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2017 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$518,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
137,387,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,412,060	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,412,060	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 45.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based upon our assessment using the criteria set forth by COSO, management has concluded that, as of December 31, 2017, Ascent Capital's internal control over financial reporting is designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP. Their report appears on page 43 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ascent Capital Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Ascent Capital Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

/s/ KPMG LLP
Dallas, Texas
March 5, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ascent Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2008.

Dallas, Texas
March 5, 2018

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,465	12,319
Marketable securities, at fair value	105,958	77,825
Trade receivables, net of allowance for doubtful accounts of $4,162 in 2017 and $3,043 in 2016	12,645	13,869
Prepaid and other current assets	11,175	10,347
Assets held for sale	—	10,673
Total current assets	140,243	125,033
Property and equipment, net of accumulated depreciation of $37,915 in 2017 and $29,071 in 2016	32,823	28,331
Subscriber accounts, net of accumulated amortization of $1,439,164 in 2017 and $1,212,468 in 2016	1,302,028	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $42,806 in 2017 and $32,976 in 2016	6,994	16,824
Goodwill	563,549	563,549
Other assets, net	9,348	11,935
Total assets	$2,054,985	2,132,432
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,092	11,516
Accrued payroll and related liabilities	3,953	5,067
Other accrued liabilities	52,329	34,970
Deferred revenue	13,871	15,147
Holdback liability	9,309	13,916
Current portion of long-term debt	11,000	11,000
Liabilities of discontinued operations	—	3,500
Total current liabilities	101,554	95,116
Non-current liabilities:
Long-term debt	1,778,044	1,754,233
Long-term holdback liability	2,658	2,645
Derivative financial instruments	13,491	16,948
Deferred income tax liability, net	13,311	17,769
Other liabilities	3,255	7,076
Total liabilities	1,912,313	1,893,787
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 11,999,630 and 11,969,152 shares at December 31, 2017 and December 31, 2016, respectively	120	120
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 and 381,859 shares at December 31, 2017 and December 31, 2016, respectively	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,423,899	1,417,505
Accumulated deficit	(1,277,118)	(1,169,559)
Accumulated other comprehensive loss, net	(4,233)	(9,425)
Total stockholders' equity	142,672	238,645
Total liabilities and stockholders' equity	$2,054,985	2,132,432

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts

	Year Ended December 31,
	2017	2016	2015
Net revenue	$553,455	570,372	563,356
Operating expenses:
Cost of services	119,193	115,236	110,246
Selling, general and administrative, including stock-based and long-term incentive compensation	167,887	125,892	121,418
Radio conversion costs	450	18,422	14,369
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Depreciation	8,844	8,435	10,444
Gain on disposal of operating assets, net	(21,217)	—	(1,156)
	511,945	514,738	513,989
Operating income	41,510	55,634	49,367
Other expense (income), net:
Interest income	(2,446)	(2,282)	(2,904)
Interest expense	152,257	132,269	123,743
Refinancing expense, net of gain on extinguishment of debt in 2015	—	9,500	3,723
Other expense (income), net	(242)	140	4,536
	149,569	139,627	129,098
Loss from continuing operations before income taxes	(108,059)	(83,993)	(79,731)
Income tax expense (benefit) from continuing operations	(408)	7,251	6,505
Net loss from continuing operations	(107,651)	(91,244)	(86,236)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	92	—	2,852
Net loss	(107,559)	(91,244)	(83,384)
Other comprehensive income (loss):
Foreign currency translation adjustments	782	(1,032)	(293)
Unrealized holding gain on marketable securities, net	2,828	1,956	904
Unrealized gain (loss) on derivative contracts, net	1,582	4,589	(8,741)
Total other comprehensive income (loss), net of tax	5,192	5,513	(8,130)
Comprehensive loss	$(102,367)	(85,731)	(91,514)

Basic and diluted earnings (loss) per share:
Continuing operations	$(8.83)	(7.44)	(6.66)
Discontinued operations	0.01	—	0.22
Net loss	$(8.82)	(7.44)	(6.44)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(107,559)	(91,244)	(83,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(92)	—	(2,852)
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Depreciation	8,844	8,435	10,444
Stock-based and long-term incentive compensation	7,431	6,984	7,343
Deferred income tax expense (benefit)	(4,474)	4,201	4,138
Gain on disposal of operating assets, net	(21,217)	—	(1,156)
Legal settlement reserve, net of cash payments	23,000	—	—
Amortization of debt discount and deferred debt costs	11,111	10,670	10,357
Refinancing expense, net of gain on extinguishment	—	9,500	3,725
Other-than-temporary impairment of marketable securities	220	1,904	6,389
Bad debt expense	11,014	10,785	9,735
Other non-cash activity, net	(4,277)	(5,114)	4,426
Changes in assets and liabilities:
Trade receivables	(9,790)	(11,032)	(9,378)
Prepaid expenses and other assets	(1,669)	325	(3,857)
Subscriber accounts - deferred contract costs	(3,064)	(2,947)	(1,773)
Payables and other liabilities	(6,361)	(317)	(4,096)
Operating activities from discontinued operations, net	(3,408)	—	(49)
Net cash provided by operating activities	136,497	188,903	208,680
Cash flows from investing activities:
Capital expenditures	(14,393)	(9,180)	(12,431)
Cost of subscriber accounts acquired	(142,909)	(201,381)	(266,558)
Cash paid for acquisition, net of cash acquired	—	—	(56,778)
Purchases of marketable securities	(26,634)	(5,036)	(26,934)
Proceeds from sale of marketable securities	1,108	15,184	57,291
Decrease (increase) in restricted cash	—	55	(37)
Proceeds from disposal of operating assets	32,612	—	20,175
Net cash used in investing activities	(150,216)	(200,358)	(285,272)
Cash flows from financing activities:
Proceeds from long-term debt	187,950	1,280,700	778,000
Payments on long-term debt	(175,250)	(1,238,059)	(671,183)
Payments of financing costs	—	(16,946)	(6,477)
Value of shares withheld for share-based compensation	(835)	(358)	(795)
Purchases and retirement of common stock	—	(7,140)	(29,988)
Net cash provided by financing activities	11,865	18,197	69,557
Net increase (decrease) in cash and cash equivalents	(1,854)	6,742	(7,035)
Cash and cash equivalents at beginning of period	12,319	5,577	12,612
Cash and cash equivalents at end of period	$10,465	12,319	5,577
Supplemental cash flow information:
State taxes paid, net	$2,713	2,645	3,245
Interest paid	140,706	120,873	112,282
Accrued capital expenditures	272	558	1,214

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Amounts in thousands

	Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Series A	Series B	Series C
Balance at December 31, 2014	$—	132	4	—	1,441,291	(994,931)	(6,808)	439,688
Net loss	—	—	—	—	—	(83,384)	—	(83,384)
Other comprehensive loss	—	—	—	—	—	—	(8,130)	(8,130)
Stock awards and option exercises	—	1	—	—	(1)	—	—	—
Purchases and retirement of common stock	—	(10)	—	—	(29,978)	—	—	(29,988)
Purchase of convertible debt	—	—	—	—	(131)	—	—	(131)
Stock-based compensation	—	—	—	—	7,509	—	—	7,509
Value of shares withheld for minimum tax liability	—	—	—	—	(795)	—	—	(795)
Balance at December 31, 2015	$—	123	4	—	1,417,895	(1,078,315)	(14,938)	324,769
Net loss	—	—	—	—	—	(91,244)	—	(91,244)
Other comprehensive income	—	—	—	—	—	—	5,513	5,513
Purchases and retirement of common stock	—	(4)	—	—	(7,136)	—	—	(7,140)
Stock-based compensation	—	1	—	—	7,104	—	—	7,105
Value of shares withheld for minimum tax liability	—	—	—	—	(358)	—	—	(358)
Balance at December 31, 2016	$—	120	4	—	1,417,505	(1,169,559)	(9,425)	238,645
Net loss	—	—	—	—	—	(107,559)	—	(107,559)
Other comprehensive income	—	—	—	—	—	—	5,192	5,192
Stock-based compensation	—	1	—	—	7,228	—	—	7,229
Value of shares withheld for tax liability	—	(1)	—	—	(834)	—	—	(835)
Balance at December 31, 2017	$—	120	4	—	1,423,899	(1,277,118)	(4,233)	142,672

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

Trade Receivables

Trade receivables consist primarily of amounts due from subscribers for recurring monthly monitoring services over a wide geographical base.  MONI performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  MONI has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2017 and 2016 was $4,162,000 and $3,043,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2017	$3,043	11,014	(9,895)	4,162
2016	$2,762	10,785	(10,504)	3,043
2015	$2,120	9,735	(9,093)	2,762

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature. The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 11, Fair Value Measurements, for further fair value information on the Company's debt instruments.

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

Inventories

Inventories consist of security system components and parts and are stated at the lower of cost (using the weighted average costing method) or net realizable value. Inventory is included in Prepaid and other current assets on the consolidated balance sheets and was $3,495,000 and $2,475,000 at December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in note 6, Property and Equipment)	3 - 5 years

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

The costs of subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $226,697,000, $236,673,000 and $238,800,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Based on subscriber accounts held at December 31, 2017, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2018	$201,427
2019	$170,250
2020	$149,189
2021	$132,662
2022	$121,209

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the Subscriber Accounts Asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the Subscriber Accounts Asset for impairment. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool, for each of MONI and LiveWatch, because of the assets' homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The LiveWatch trade mark asset is amortized over 10 years. Amortization of dealer network and other intangible assets was $9,830,000, $9,830,000 and $19,501,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization method at each reporting period.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350").  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. The Company's reporting units are the MONI and LiveWatch business segments and recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

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

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholders' equity as a component of accumulated other comprehensive loss.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes ("FASB ASC Topic 740"), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Share-Based Compensation

The Company accounts for share-based awards pursuant to FASB ASC Topic 718, Compensation-Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Forfeitures of awards are recognized as they occur.

The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. The expected term of the awards was calculated using the simplified method included in FASB ASC Topic 718. The volatility used in the calculation is based on the historical volatility of Ascent Capital and peer companies while the risk-free rate is based on Treasury Bonds with a term similar to that of the subject options.  A dividend rate of zero was utilized for all granted stock options.

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

For the years ended December 31, 2017, 2016 and 2015, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive.  Diluted shares outstanding excluded 259,915 of stock options, unvested restricted shares and performance units for the year ended December 31, 2017 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 480,356 stock options, unvested restricted shares and performance units for the year ended December 31, 2016 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 892,851 stock options and unvested restricted shares for the year ended December 31, 2015, because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2017	2016	2015
Weighted average Series A and Series B shares	12,195,530	12,256,895	12,947,215

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, convertible debt arrangements, derivative financial instruments, and the allowance for doubtful accounts. These estimates are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(3)                         Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or “Topic 606”), which amends and supersedes FASB ASC Topic 605, Revenue Recognition ("Topic 605"). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period.

The Company offers its customers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the customer’s site that communicates with the Company’s central monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between the Company and the customer. The equipment at the site is either obtained independently from the Company’s network of third party Authorized Dealers or directly from the Company, via its direct-to-consumer sales channel. The Company also offers equipment sales and installation and, to its existing subscribers, maintenance services on existing alarm equipment. Due to the complexity of certain AMAs, the actual revenue recognition treatment required under Topic 606 will depend on contract-specific terms and may vary in some instances.

Under Topic 605, revenue provided under the AMA was recognized as the services were provided, based on the recurring monthly revenue amount billed for each month under contract. Equipment and installation services revenue generally was recognized as billed and incurred. Under Topic 606, the Company has preliminarily concluded that certain equipment and installation services sold or provided to its customers at AMA inception are capable of being distinct and are distinct within the context of the contract. As such, when the Company initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated to it. The allocation is based on the stand alone selling prices (“SSP”) of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by the Company through its direct-to-consumer channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis will be recognized earlier than is being recognized today under Topic 605, as a portion of that revenue will be allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

Revenue on AMAs originated through the Authorized Dealer program will not be impacted by Topic 606 in their initial term, as the customer contracts for the equipment sale and installation separately with the Authorized Dealer. Revenue on these customers will be recognized as the service is provided based on the recurring monthly revenue amount billed for each month of the AMA. Maintenance service revenue for repair of existing alarm equipment at the subscribers' premises will continue to be billed and recognized based on their SSP at the time the Company performs the services.

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. Certain direct and incremental costs are being capitalized today, including on new AMAs obtained in connection with a subscriber move (“Moves Costs”). See the Subscriber Accounts section in note 2, Summary of Significant Accounting Policies, for further information. Under Topic 606, Moves Costs will now be expensed as incurred to accompany the allocated revenue recognized upon product and installation performance obligations recognized at the AMA inception. Moves Costs capitalized were $15,075,000, $15,021,000 and $13,086,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not anticipate any other significant changes in contract costs that are capitalized or the period over which they are expensed.

More judgment and estimates will be required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within the Company’s contracts. The Company is currently finalizing analyses to determine the SSP for each of the performance obligations that have been identified. The Company currently expects to calculate its SSPs based on its current pricing practices as well as third party prices observed from its competitors.

The Company currently plans to adopt Topic 606 using the modified retrospective approach. Under the modified retrospective transition method, the Company will evaluate active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through our direct-to-consumer channel or through extensions that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it will be allocated to product and installation performance obligations. A contract asset will be recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date will be an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. We expect the cumulative adjustment to be in the range of a $25,000,000 to $35,000,000 reduction to opening retained earnings, which will primarily relate to the write off of the Moves Cost asset account, net of accumulated amortization, offset by the establishment of contract assets related to the accelerated revenue associated with the product and installation performance obligations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. The option for equity securities classified as available-for-sale to report changes in fair value in other comprehensive income is eliminated. Additionally, ASU 2016-01 requires using the modified retrospective application to all outstanding instruments and becomes effective January 1, 2019. Upon adoption, the Company would be required to reclassify any holding gains or losses on marketable securities in other accumulated comprehensive income on the consolidated balance sheet to beginning of period retained earnings. Any future holding gains or losses on these securities would be recognized in income at each reporting period.

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

(4)                         Investments in Marketable Securities

The following table presents a summary of amounts recorded on the consolidated balance sheets (amounts in thousands):

	As of December 31, 2017
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,432	2,039	—	5,471
Mutual funds (a)	98,628	1,859	—	100,487
Ending balance	$102,060	3,898	—	105,958

	As of December 31, 2016
	Cost Basis (b)	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,767	—	(396)	3,371
Mutual funds (a)	72,986	1,483	(15)	74,454
Ending balance	$76,753	1,483	(411)	77,825

(a)	Primarily consists of corporate bond funds.

(b)
When an other-than-temporary impairment occurs, the Company reduces the cost basis of the marketable security involved. For the year ended December 31, 2017, the Company recognized a non-cash charge for an other-than-temporary impairment of $220,000 on its equity securities. For the year ended December 31, 2016, the Company recognized non-cash charges for an other-than-temporary impairment of $1,068,000 on its mutual funds and $836,000 on its equity securities for a total other-than-temporary impairment on marketable securities of $1,904,000. For the year ended December 31, 2015, the Company recognized non-cash charges for an other-than-temporary impairment of $6,389,000 on its mutual funds. The mutual fund impairments were attributable to a low interest rate environment and widening credit spreads. The equity security impairments were primarily attributable to foreign exchange losses based on weakening of the trading currency of the underlying investment. The other-than-temporary impairments are included in Other income (expense), net on the consolidated statements of operations and comprehensive income.

The following table provides the realized investment gains and losses and the total proceeds received from the sale of marketable securities (amounts in thousands):

	Year end December 31,
	2017	2016	2015
Gross realized gains	$6	1,105	1,256
Gross realized losses	$5	236	955
Total Proceeds	$1,108	15,184	57,291

(5)                         Assets Held for Sale

During the year ended December 31, 2017, the Company completed the sale of assets held for sale with a net book value of $11,395,000 for a gain of approximately $21,217,000.

(6)                         Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2017	2016
Property and equipment, net:
Leasehold improvements	$1,597	$1,410
Machinery and equipment	69,141	55,992
	70,738	57,402
Accumulated depreciation	(37,915)	(29,071)
	$32,823	$28,331

Depreciation expense for property and equipment was $8,844,000, $8,435,000 and $10,444,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(7)                         Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Total
Balance at December 31, 2015	$527,502	36,047	$563,549
Period activity	—	—	—
Balance at December 31, 2016	527,502	36,047	563,549
Period activity	—	—	—
Balance at December 31, 2017	$527,502	36,047	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

In connection with the Company's annual goodwill impairment assessment, in which the Company performed a quantitative test in the fourth quarter of its fiscal year, based on October 31 balances, the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets, thus no impairment was indicated.

(8)                         Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2017		December 31, 2016
Interest payable	$15,927		$15,675
Income taxes payable	2,950		2,989
Legal settlement reserve	23,000	(a)	—
LiveWatch acquisition retention bonus	—		4,990
Other	10,452		11,316
Total Other accrued liabilities	$52,329		$34,970

(a)        See note 16, Commitments, Contingencies and Other Liabilities, for further information.

(9)                         Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 8.5%	$82,614	$78,279
MONI 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.5%	580,159	578,254
MONI term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 7.2%	1,059,598	1,066,130
MONI $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 6.4%	66,673	42,570
	1,789,044	1,765,233
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,778,044	$1,754,233

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

The Convertible Notes are within the scope of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in FASB ASC Subtopic 815-40, Contracts in an Entity's Own Equity.  Accordingly, upon issuance, the Company estimated fair value of the liability component as $72,764,000, with the remaining excess amount of $30,736,000 allocated to the equity component.

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of December 31, 2017	As of December 31, 2016
Principal	$96,775	$96,775
Unamortized discount	(13,263)	(17,324)
Deferred debt costs	(898)	(1,172)
Carrying value	$82,614	$78,279

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $3,871,000, $3,871,000 and $4,125,000 on the Convertible Notes for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company amortized $4,335,000, $3,533,000 and $3,643,000 of the Convertible Notes debt discount into interest expense for the years ended December 31, 2017, 2016 and 2015, respectively. In 2015, the Company retired $1,468,000 of unamortized debt discount and $135,000 of deferred financing costs in connection with the retirement of the Convertible Notes.

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

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020, and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of MONI's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of MONI's obligations under the Senior Notes. As of December 31, 2017, the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $4,841,000.

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

As of December 31, 2017, the Credit Facility term loan has a principal amount of $1,086,250,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $68,500,000 as of December 31, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2017, $226,500,000 is available for borrowing under the Credit Facility revolver.

The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity") if MONI is unable to refinance the Senior Notes by that date. In addition, at any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of MONI and all of its existing subsidiaries and is guaranteed by all of MONI's existing domestic subsidiaries. Ascent Capital has not guaranteed any of MONI's obligations under the Credit Facility.

As of December 31, 2017, MONI has deferred financing costs and unamortized discounts, net of accumulated amortization, of $28,479,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loan, MONI has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the "Swaps"). The Swaps have been designated as effective hedges of the Company's variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.18%. See note 10, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2017, the Company was in compliance with all required covenants under these financing arrangements.

As of December 31, 2017, principal payments scheduled to be made on the Company's debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

2018	$11,000
2019	11,000
2020	692,775
2021	79,500
2022	1,042,250
Thereafter	—
Total principal payments	1,836,525
Less:
Unamortized discounts, premium and deferred debt costs, net	47,481
Total debt on consolidated balance sheet	$1,789,044

(10)                         Derivatives

Interest Rate Risk

MONI utilizes Swaps to reduce the interest rate risk inherent in MONI's variable rate Credit Facility term loan.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.  See note 11, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2017, derivative financial instruments included two Swaps with an aggregate fair value of $7,058,000 that constituted an asset of the Company and six Swaps with an aggregate fair value of $13,817,000 that constituted a liability to the Company.  At December 31, 2016, derivative financial instruments included one Swap with a fair value of $8,521,000 that constituted an asset of the Company and seven Swaps with an aggregate fair value of $16,948,000 that constituted a liability to the Company.  Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets depending on the maturity date of the swap.  As of December 31, 2017 and 2016, no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the Swap derivative instruments was to reduce the risk associated with MONI's term loan variable interest rates.  In effect, the Swap derivative instruments convert variable interest rates into fixed interest rates on the Company's term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $4,672,000.

As of December 31, 2017, the Swaps' outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$518,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
137,387,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,412,060	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,412,060	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(3,842)	(2,673)	(16,041)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(5,424)	(7,262)	(7,300)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$88	423	(119)

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

Foreign Exchange Risk

Ascent Capital entered into a foreign currency forward exchange contract to hedge British Pound exposure associated with the sale of a property in the United Kingdom. This foreign currency forward exchange contract matured on June 30, 2017. The notional amount of the foreign exchange contract was £13,500,000. For the year ended December 31, 2017, Ascent Capital recognized a loss on the settlement of this instrument of approximately $1,150,000. The loss on this instrument is recognized in Selling, general and administrative, including stock-based compensation expense on the consolidated statements of operations and comprehensive income (loss).

(11)                         Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Investments in marketable securities (a)	$105,958	—	—	105,958
Interest rate swap agreements - assets (b)	—	7,058	—	7,058
Interest rate swap agreements - liabilities (b)	—	(13,817)	—	(13,817)
Total	$105,958	(6,759)	—	99,199
December 31, 2016
Investments in marketable securities (a)	$77,825	—	—	77,825
Interest rate swap agreement - asset (b)	—	8,521	—	8,521
Interest rate swap agreements - liabilities (b)	—	(16,948)	—	(16,948)
Total	$77,825	(8,427)	—	69,398

(a)	Level 1 investments primarily consist of diversified corporate bond funds.

(b)
Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets depending on the maturity date of the swap.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.   As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2017, 2016 and 2015.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,789,044	1,765,233
Fair value (a)	1,709,342	1,770,694

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(12)                         Income Taxes

Components of Loss from continuing operations before taxes by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(122,842)	(84,202)	(80,021)
Foreign	14,783	209	290
Loss from continuing operations before taxes	$(108,059)	(83,993)	(79,731)

The Company's Income tax expense (benefit) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(426)	—	—
State	2,669	3,008	2,305
Foreign	1,823	42	62
	4,066	3,050	2,367
Deferred:
Federal	(4,593)	4,000	3,894
State	501	206	266
Foreign	(382)	(5)	(22)
	(4,474)	4,201	4,138
Total Income tax expense (benefit) from continuing operations	$(408)	7,251	6,505

Total Income tax expense (benefit) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Computed expected tax benefit	$(37,821)	(29,398)	(27,906)
Change in valuation allowance affecting income tax expense	31,811	30,859	27,890
US tax effect of foreign earnings and dividends	5,110	44	113
Other foreign tax rate differentials	1,434	31	43
Expense (income) not resulting in tax impact	2,013	(381)	803
Tax amortization of indefinite-lived assets	4,001	4,000	3,890
2017 Federal tax reform enactment	(9,020)	—	—
State and local income taxes, net of federal benefit	2,059	2,091	1,671
Other, net	5	5	1
Total Income tax expense (benefit) from continuing operations	$(408)	7,251	6,505

Components of deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (amounts in thousands):

	As of December 31,
	2017	2016
Accounts receivable reserves	$1,357	1,165
Accrued liabilities	10,751	10,696
Net operating loss carryforwards	172,138	236,062
Derivative financial instruments	1,705	3,296
Other deferred tax assets	6,929	10,044
Valuation allowance	(104,006)	(126,164)
Total deferred tax assets	88,874	135,099
Intangible assets	(95,007)	(141,664)
Convertible notes	(3,067)	(6,376)
Property, plant and equipment	(2,006)	(2,934)
Other deferred tax liabilities	(2,105)	(1,894)
Total deferred tax liabilities	(102,185)	(152,868)
Net deferred tax liabilities	$(13,311)	(17,769)

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018. This rate reduction, along with the repeal of the corporate Alternative Minimum Tax ("AMT") resulted in a reduction of our deferred tax liabilities and a corresponding deferred and current tax benefit.

The 2017 Tax Act is comprehensive containing several other provisions, some of which will not materially impact the Company. Other provisions, such as the limitation of deductions for interest expense and limitations on the usage of net operating loss carryforwards ("NOLs") generated in future years, could have significant impact to the Company’s future tax position and cash taxes. The provisions of the 2017 Tax Act related to foreign earnings are not expected to impact the Company. These estimates are based on the Company's initial analysis of the 2017 Tax Act and may be adjusted in future periods as required. The 2017 Tax Act has significant complexity and future implementation guidance from the Internal Revenue Service, clarifications of state tax law or the completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company's financial condition or results of operations.

For the year ended December 31, 2017, the valuation allowance decreased by $22,158,000.  The change in the valuation allowance is primarily attributable to the impact of the 2017 Tax Act corporate income tax rate change from 35% to 21% and changes in estimated blended state tax rates, which net decreased the valuation allowance by $64,679,000. This decrease was offset by $31,811,000 related to federal income tax expense and an increase of $10,710,000 related to change in state tax deferred items and other adjustments.

At December 31, 2017, the Company has $752,516,000, $115,041,000 and $150,453,000 in NOLs for federal, California and other state tax purposes, respectively.  The federal net operating losses expire at various times from 2024 through 2036.  The state net operating loss carryforwards will expire through 2036.  Approximately $129,521,000 of the Company’s net operating losses are subject to Internal Revenue Code Section 382 limitations.  The Company has $1,064,000 of federal income tax credits, of which $638,000 will expire in 2018 and $426,000 of AMT credit which will be refunded in years 2018 through 2021 as a result of the 2017 Tax Act.  The Company also has $883,000 of state credits that will expire through year 2026.

As of December 31, 2017, the 2014 to 2017 tax years remain open to examination by the IRS and the 2013 to 2017 tax years remain open to examination by certain state tax authorities.  The Company’s foreign tax returns subsequent to 2013 are open for review by the foreign taxing authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
As of the beginning of the year	$3,956	2,907	191
Increases for tax positions of current years	1,033	1,049	1,104
Increases (reductions) for tax positions of prior years	(4)	—	1,612
As of the end of the year	$4,985	3,956	2,907

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2017, accrued interest and penalties related to uncertain tax positions were approximately $86,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(13)                         Stock-based and Long-Term Compensation

Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan

The Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "2015 incentive plan") was adopted, effective February 25, 2015, in part, due to the diminishing number of shares of the Company’s common stock with respect to which awards could be granted under the 2008 plans (as defined below). The 2015 incentive plan was amended and restated effective May 24, 2017 to increase the number of shares authorized for issuance under the 2015 incentive plan by 300,000 shares, extend the expiration date until May 24, 2027 and require the underlying award to vest prior to the payment of dividends or dividend equivalents. The 2015 incentive plan is designed to provide additional compensation to certain employees, nonemployee directors and independent contractors for services rendered, to encourage their investment in our capital stock, to attract persons of exceptional ability to become officers, nonemployee directors, and employees of the Company and/or its subsidiaries. The number of individuals who receive awards under the 2015 incentive plan will vary from year to year and is not predictable. Awards may be granted as non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing (collectively, "awards"). The maximum number of shares of Ascent Capital’s common stock with respect to which awards may be granted under the 2015 incentive plan, as amended and restated, was determined based on the number of shares that remained available under the 2008 plans, resulting in an aggregate of 899,862 shares (plus any shares of our common stock subject to currently outstanding awards that become available again under the 2008 Plans) available under the 2015 incentive plan, subject to anti-dilution and other adjustment provisions of the 2015 incentive plan. The base or exercise price of a stock option or stock appreciation right may not be less than fair market value on the day it is granted.

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

The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. There were no options granted in 2017, 2016 and 2015.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A Common Stock:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2017	1,181,532	$40.84
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(138,000)	$48.00
Outstanding at December 31, 2017	1,043,532	$39.89
Exercisable at December 31, 2017	1,043,532	$39.89

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2017. The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2017 was 1.2 years.

As of December 31, 2017, there was no compensation cost related to unvested stock option awards to be recognized in the consolidated statements of operations over the next twelve months.

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

Upon the grant of a restricted stock award, the recipient receives a stock certificate for the number of restricted shares granted. The stock cannot be transferred or sold until the vesting criteria have been met. Upon the grant of a restricted stock unit award, the recipient receives the right to receive a number of shares at vesting and, as such, shares of stock are not issued until the vesting criteria have been met. The awards generally vest over two to five years.

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2017	234,363	$36.65
Granted	55,185	$11.51
Vested	(173,997)	$38.25
Canceled	(10,391)	$18.86
Outstanding at December 31, 2017	105,160	$22.57

There were no outstanding Series B restricted stock awards as of December 31, 2017.

The following table presents the number and WAFV of unvested restricted stock units:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2017	245,993	$25.93
Granted	108,694	$13.80
Vested	(50,957)	$27.20
Canceled	(31,690)	$14.20
Outstanding at December 31, 2017	272,040	$22.21

As of December 31, 2017, the total compensation cost related to unvested restricted stock and stock unit awards was approximately $4,017,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 2.8 years.

Cash Incentive Plan

In 2017, MONI made awards to certain employees under its new 2017 Cash Incentive Plan (the “2017 Plan”). The 2017 Plan provides the terms and conditions for the grant of, and payment with respect to, phantom units granted to certain officers and other key personnel of MONI. The value of a single phantom unit (“phantom unit value”) is tied to the value of Ascent Capital Series A Common Stock. The 2017 Plan is administered by a committee whose members are designated by the Compensation Committee of our Board of Directors. Grants are determined by the committee, with the first grant occurring on January 1, 2017. There were 45,812 phantom units granted as of December 31, 2017. The phantom units vest annually over a three year period beginning on the grant date and are payable in cash at each vesting date. MONI records a liability and a charge to expense based on the phantom unit value and percent vested at each reporting period. As of December 31, 2017, $202,000 was accrued for the estimated vested value of the phantom awards.

(14)                         Stockholders' Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2017, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A Common Stock are entitled to one vote for each share held, and holders of Ascent Capital Series B Common Stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C Common Stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2017, 11,999,630 shares of Series A Common Stock were issued and outstanding and 381,528 shares of Series B Common Stock were issued and outstanding.  Each share of the Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.  As of December 31, 2017, no shares of Ascent Capital Series C Common Stock were issued or outstanding.

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

There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2017.

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

These repurchased shares were all canceled and returned to the status of authorized and unissued.

The following table presents the activity in Ascent Capital’s Series A and Series B Common Stock for the three year period ended December 31, 2017:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2014	13,162,095	384,086
Conversion from Series B to Series A shares	1,727	(1,727)
Issuance of restricted stock	118,313	—
Restricted stock canceled for forfeitures and tax withholding	(40,158)	—
Repurchases and retirements of Series A shares	(940,729)	—
Balance at December 31, 2015	12,301,248	382,359
Conversion from Series B to Series A shares	500	(500)
Issuance of stock awards	91,859	—
Restricted stock canceled for forfeitures and tax withholding	(35,276)	—
Repurchases and retirements of Series A shares	(389,179)	—
Balance at December 31, 2016	11,969,152	381,859
Conversion from Series B to Series A shares	331	(331)
Issuance of stock awards	106,142	—
Restricted stock canceled for forfeitures and tax withholding	(75,995)	—
Balance at December 31, 2017	11,999,630	381,528

As of December 31, 2017, there were 1,315,572 shares of Ascent Capital Series A Common Stock reserved for issuance under exercise privileges of outstanding stock options and unvested restricted stock and performance unit awards.

 Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains and Losses, net (b)	Unrealized Gains and Losses on Derivative Instruments, net (c)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(215)	(1,788)	(4,805)	(6,808)
Gain (loss) through Accumulated other comprehensive loss	(293)	6,991	(16,041)	(9,343)
Reclassifications of loss (gains) into net income	—	(6,087)	7,300	1,213
Balance at December 31, 2015	$(508)	(884)	(13,546)	(14,938)
Gain (loss) through Accumulated other comprehensive loss	(1,032)	2,991	(2,673)	(714)
Reclassifications of loss (gains) into net income	—	(1,035)	7,262	6,227
Balance at December 31, 2016	$(1,540)	1,072	(8,957)	(9,425)
Gain (loss) through Accumulated other comprehensive loss	782	2,609	(3,842)	(451)
Reclassifications of loss (gains) into net income	—	219	5,424	5,643
Balance at December 31, 2017	$(758)	3,900	(7,375)	(4,233)

(a)        No income taxes were recorded on foreign currency translation amounts for 2017, 2016 and 2015 because the Company is subject to a full valuation allowance.
(b)        No income taxes were recorded on the December 31, 2017, 2016 and 2015 unrealized holding gains because the Company is subject to a full valuation allowance.  Amounts reclassified into Net loss are included in Other income, net on the consolidated statement of operations.  See note 4, Investments in Marketable Securities, for further information.
(c)         No income taxes were recorded on the unrealized loss on derivative instrument amounts for 2017, 2016 and 2015 because the Company is subject to a full valuation allowance.  Amounts reclassified into Net loss are included in Interest expense on the consolidated statement of operations.  See note 10, Derivatives, for further information.

(15)                         Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2017, 2016 and 2015 was $183,000, $111,000 and $132,000, respectively.

(16)                         Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2018	$4,066
2019	3,892
2020	2,888
2021	2,814
2022	2,841
Thereafter	22,625
Minimum lease commitments	$39,126

Rent expense for noncancelable operating leases for real property and equipment was $3,899,000, $3,862,000 and $4,540,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Indemnifications

On September 17, 2008 (the "Spin-Off Date"), Ascent Capital was spun off from Discovery Holding Company ("DHC") as effected by a distribution of Ascent Capital Series A and Series B common stock holders of DHC Series A and Series B common stock (the "Spin-Off").  In connection with the Spin-Off, Ascent Capital and DHC entered into certain agreements in order to govern certain ongoing relationships between Ascent Capital and DHC after the Spin-Off and to provide mechanisms for an orderly transition.  These agreements included a tax sharing agreement.  Pursuant to the tax sharing agreement with DHC, Ascent Capital is responsible for all taxes attributable to it or any of its subsidiaries, whether accruing before, on or after the Spin-Off Date.  The Company is responsible for and indemnifies DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the Spin-Off.  The indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap.  Also, pursuant to the reorganization agreement it entered into with DHC in connection with the Spin-Off, the Company assumed certain indemnification obligations designed to make it financially responsible for substantially all non-tax liabilities that may exist relating to the business of the Company's former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the Spin-Off, as well as certain obligations of DHC.  The Company does not expect to incur any material obligations under such indemnification provisions.

Legal

MONI was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) or persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer's lead generator or sub- dealer. In the second quarter of 2017, MONI and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). MONI is actively seeking to recover the Settlement Amount under its insurance policies. The settlement agreement remains subject to court approval and the court's entry of a final order dismissing the actions. In the third quarter of 2017, MONI paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs.

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

(17)                         Reportable Business Segments

Description of Segments

The Company operates through two reportable business segments according to the nature and economic characteristics of its services as well as the manner in which information is issued internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The Company's business segments are as follows:

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Twelve Months Ended December 31, 2017
Net revenue	$524,810	28,645	—	553,455
Depreciation and amortization	$240,955	4,651	26	245,632
Net loss from continuing operations before income taxes	$(92,787)	(20,401)	5,129	(108,059)

	Twelve Months Ended December 31, 2016
Net revenue	$547,458	22,914	—	570,372
Depreciation and amortization	$250,393	4,520	275	255,188
Net loss from continuing operations before income taxes	$(46,728)	(22,431)	(14,834)	(83,993)

	Twelve Months Ended December 31, 2015
Net revenue	$548,622	14,734	—	563,356
Depreciation and amortization	$264,870	3,864	378	269,112
Net loss from continuing operations before income taxes	$(47,793)	(18,365)	(13,573)	(79,731)

The following table sets forth selected data from the accompanying consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Other	Consolidated
	Balance at December 31, 2017
Subscriber accounts, net of amortization	$1,280,813	21,215	—	1,302,028
Goodwill	$527,502	36,047	—	563,549
Total assets	$1,996,240	63,233	(4,488)	2,054,985

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	21,956	—	1,386,760
Goodwill	$527,502	36,047	—	563,549
Total assets	$2,062,838	63,916	5,678	2,132,432

(18)                         Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share amounts)
2017:
Net revenue	$141,200	140,498	138,211	133,546
Operating income (loss)	$19,718	(1,485)	10,571	12,706
Net loss	$(18,853)	(43,526)	(29,160)	(16,020)
Basic and diluted net loss per common share	$(1.55)	(3.58)	(2.39)	(1.30)
2016:
Net revenue	$143,268	143,656	142,765	140,683
Operating income	$9,211	12,239	15,248	18,936
Net loss	$(23,220)	(22,202)	(27,033)	(18,789)
Basic and diluted net loss per common share	$(1.86)	(1.80)	(2.23)	(1.55)

(19)                         Subsequent Events

On February 26, 2018, MONI entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which will result in a complete rebranding of MONI and LiveWatch as BRINKS Home Security.

Under the terms of the agreement, MONI will have exclusive use of the BRINKS and BRINKS Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. MONI will pay Brink’s customary licensing fees and minimum and growth-based royalties that will increase overtime as the BRINKS Home Security brand is reintroduced. MONI expects to pay first-year royalties of approximately $5,000,000. The agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby MONI can extend the agreement beyond 20 years.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2018:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file our definitive proxy statement for our 2018 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2018.

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

10.19	Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.2 to the Q3 2015 10-Q).

10.20	Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to the Q3 2015 10-Q).

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

10.27
Employment Agreement, dated September 15, 2017, by and between Ascent Capital Group, Inc. and Michael R. Meyers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-34176) as filed November 2, 2017).

10.28
Employment Agreement, dated July 14, 2017, by and between Ascent Capital Group, Inc. and Fred A. Graffam (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-34176) as filed November 2, 2017).

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated March 5, 2018.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

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

ASCENT CAPITAL GROUP, INC.

Dated:	March 5, 2018	By	/s/ William R. Fitzgerald
William R. Fitzgerald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board, Director and Chief Executive Officer	March 5, 2018
William R. Fitzgerald

/s/ Philip J. Holthouse	Director	March 5, 2018
Philip J. Holthouse

/s/ Michael J. Pohl	Director	March 5, 2018
Michael J. Pohl

/s/ Charles Y. Tanabe	Director	March 5, 2018
Charles Y. Tanabe

/s/ Thomas P. McMillin	Director	March 5, 2018
Thomas P. McMillin

/s/ Jeffery R. Gardner	Director and Executive Vice President	March 5, 2018
Jeffery R. Gardner

/s/ Fred A. Graffam	Senior Vice President and Chief Financial Officer	March 5, 2018
Fred A. Graffam	(Principal Financial and Accounting Officer)