Form 10-Q
period 2018-06-30
Ascent Capital Group, Inc.
filed 2018-08-03
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of July 26, 2018 was:

Series A common stock 12,049,171 shares; and Series B common stock 381,528 shares.

Item 1.  Financial Statements (unaudited)
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$4,185	10,465
Restricted cash	104	—
Marketable securities, at fair value	105,515	105,958
Trade receivables, net of allowance for doubtful accounts of $3,390 in 2018 and $4,162 in 2017	12,456	12,645
Prepaid and other current assets	23,185	11,175
Total current assets	145,445	140,243
Property and equipment, net of accumulated depreciation of $43,309 in 2018 and $37,915 in 2017	36,603	32,823
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,519,406 in 2018 and $1,439,164 in 2017	1,222,485	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $47,288 in 2018 and $42,806 in 2017	1,213	6,994
Goodwill	349,149	563,549
Other assets	31,707	9,348
Total assets	$1,786,602	2,054,985
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$12,779	11,092
Accrued payroll and related liabilities	5,231	3,953
Other accrued liabilities	56,829	52,329
Deferred revenue	12,965	13,871
Holdback liability	9,740	9,309
Current portion of long-term debt	11,000	11,000
Total current liabilities	108,544	101,554
Non-current liabilities:
Long-term debt	1,793,364	1,778,044
Long-term holdback liability	2,031	2,658
Derivative financial instruments	3,313	13,491
Deferred income tax liability, net	14,635	13,311
Other liabilities	3,116	3,255
Total liabilities	1,925,003	1,912,313
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,032,370 and 11,999,630 shares at June 30, 2018 and December 31, 2017, respectively	120	120
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 shares at both June 30, 2018 and December 31, 2017	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,424,724	1,423,899
Accumulated deficit	(1,575,648)	(1,277,118)
Accumulated other comprehensive income (loss), net	12,399	(4,233)
Total stockholders’ (deficit) equity	(138,401)	142,672
Total liabilities and stockholders’ (deficit) equity	$1,786,602	2,054,985

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$135,013	140,498	$268,766	281,698
Operating expenses:
Cost of services	33,047	29,617	65,748	59,586
Selling, general and administrative, including stock-based and long-term incentive compensation	34,387	64,771	71,793	101,016
Radio conversion costs	—	77	—	309
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	59,965	108,302	119,512
Depreciation	2,871	2,132	5,492	4,259
Loss on goodwill impairment	214,400	—	214,400	—
Gain on disposal of operating assets	—	(14,579)	—	(21,217)
	338,596	141,983	465,735	263,465
Operating income (loss)	(203,583)	(1,485)	(196,969)	18,233
Other expense (income), net:
Interest income	(774)	(563)	(1,255)	(958)
Interest expense	40,422	38,165	79,074	75,651
Other income, net	(211)	(222)	(2,276)	(464)
	39,437	37,380	75,543	74,229
Loss from continuing operations before income taxes	(243,020)	(38,865)	(272,512)	(55,996)
Income tax expense from continuing operations	1,347	4,661	2,693	6,475
Net loss from continuing operations	(244,367)	(43,526)	(275,205)	(62,471)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	—	—	—	92
Net loss	(244,367)	(43,526)	(275,205)	(62,379)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	584	—	642
Unrealized holding gain (loss) on marketable securities, net	(823)	536	(3,900)	1,087
Unrealized gain (loss) on derivative contracts, net	5,521	(5,777)	19,927	(4,728)
Total other comprehensive income (loss), net of tax	4,698	(4,657)	16,027	(2,999)
Comprehensive loss	$(239,669)	(48,183)	$(259,178)	(65,378)

Basic and diluted income (loss) per share:
Continuing operations	$(19.82)	(3.58)	$(22.35)	(5.14)
Discontinued operations	—	—	—	0.01
Net loss	$(19.82)	(3.58)	$(22.35)	(5.13)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(275,205)	(62,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	(92)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	108,302	119,512
Depreciation	5,492	4,259
Stock-based and long-term incentive compensation	945	3,575
Deferred income tax expense	1,324	2,104
Gain on disposal of operating assets	—	(21,217)
Legal settlement reserve	—	28,000
Amortization of debt discount and deferred debt costs	5,994	5,415
Bad debt expense	5,623	4,987
Loss on goodwill impairment	214,400	—
Other non-cash activity, net	(805)	3,542
Changes in assets and liabilities:
Trade receivables	(5,434)	(3,949)
Prepaid expenses and other assets	(2,001)	(1,192)
Subscriber accounts - deferred contract acquisition costs	(2,586)	(1,547)
Payables and other liabilities	7,623	(8,143)
Operating activities from discontinued operations, net	—	(3,408)
Net cash provided by operating activities	63,672	69,467
Cash flows from investing activities:
Capital expenditures	(8,928)	(5,752)
Cost of subscriber accounts acquired	(69,695)	(88,287)
Purchases of marketable securities	(39,022)	(2,626)
Proceeds from sale of marketable securities	37,841	1,057
Proceeds from the disposal of operating assets	—	32,612
Net cash used in investing activities	(79,804)	(62,996)
Cash flows from financing activities:
Proceeds from long-term debt	105,300	95,550
Payments on long-term debt	(95,200)	(82,350)
Value of shares withheld for share-based compensation	(144)	(431)
Net cash provided by financing activities	9,956	12,769
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,176)	19,240
Cash, cash equivalents and restricted cash at beginning of period	10,465	12,319
Cash, cash equivalents and restricted cash at end of period	$4,289	31,559
Supplemental cash flow information:
State taxes paid, net	$2,710	3,105
Interest paid	72,899	70,226
Accrued capital expenditures	616	493

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficit
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2017	$—	120	4	—	1,423,899	(1,277,118)	(4,233)	142,672
Impact of adoption of Topic 606	—	—	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	—	120	4	—	1,423,899	(1,300,443)	(3,628)	119,952
Net loss	—	—	—	—	—	(275,205)	—	(275,205)
Other comprehensive income	—	—	—	—	—	—	16,027	16,027
Stock-based compensation	—	—	—	—	969	—	—	969
Value of shares withheld for minimum tax liability	—	—	—	—	(144)	—	—	(144)
Balance at June 30, 2018	$—	120	4	—	1,424,724	(1,575,648)	12,399	(138,401)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. and its consolidated subsidiaries (collectively, "Brinks Home SecurityTM"), are the primary, wholly owned subsidiaries of the Company.  Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Brinks Home Security customers are obtained through its direct-to-consumer sales channel or its Authorized Dealer network, which provides product and installation services, as well as support to customers. Its direct-to-consumer channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated Brinks Home Security basis, which excludes corporate Ascent Capital activities and consolidation eliminations not associated with the operation of Brinks Home Security. Total assets related to corporate Ascent Capital activities are $107,885,000 and $113,698,000 as of June 30, 2018 and December 31, 2017, respectively. Net gain (loss) from continuing operations before income taxes related to corporate Ascent Capital activities was $(2,575,000) and $(7,206,000) for the three and six months ended June 30, 2018, as compared to $9,543,000 and $11,559,000 for the three and six months ended June 30, 2017.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, include Ascent Capital and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 5, 2018.

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach on January 1, 2018, at which time it became effective for the Company. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which amends the hedge accounting rules to align risk management activities and financial reporting by simplifying the application of hedge accounting guidance. The guidance expands the ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. Additionally, certain hedge effectiveness assessment requirements may be accomplished qualitatively instead of quantitatively. The Company early adopted ASU 2017-12 effective January 1, 2018, and as such, an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). This adjustment primarily relates to the derecognition of the cumulative ineffectiveness recorded on the Company's interest rate swap derivative instruments, as well as adjustments to cumulative dedesignation adjustments. The Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows on an ongoing basis.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill, an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value.

The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 3, Revenue Recognition and note 5, Goodwill, in the notes to the condensed consolidated financial statements for further discussion.

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

Accounting Policy for Periods Commencing January 1, 2018

Brinks Home Security offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with Brinks Home Security’s central monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between Brinks Home Security and the subscriber. The equipment at the site is either obtained independently from Brinks Home Security’s network of third party Authorized Dealers or directly from Brinks Home Security via its direct-to-consumer sales channel. Brinks Home Security also offers equipment sales and installation services and, to its existing subscribers, maintenance services on existing alarm equipment. Brinks Home Security also collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

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

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Alarm monitoring revenue	$124,844	136,453	$249,685	273,343
Product and installation revenue	9,477	3,136	17,624	6,430
Other revenue	692	909	1,457	1,925
Total Net revenue	$135,013	140,498	$268,766	281,698

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018	At adoption
Trade receivables, net	$12,456	12,645
Contract assets, net - current portion (a)	13,528	14,197
Contract assets, net - long-term portion (b)	12,908	10,377
Deferred revenue	12,965	12,892

(a)        Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(b)        Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company evaluated active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through Brinks Home Security's direct-to-consumer channel or through extensions that would have been recognized in future periods under Topic 605 were recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it was allocated to product and installation performance obligations. A contract asset was recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date was recorded as an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

Under Topic 605, revenue provided under the AMA was recognized as the services were provided, based on the recurring monthly revenue amount billed for each month under contract. Product, installation and service revenue generally was recognized as billed and incurred. Under Topic 606, the Company concluded that certain product and installation services sold or provided to our customers at AMA inception are capable of being distinct and are distinct within the context of the contract. As such, when Brinks Home Security initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated accordingly. The allocation is based on the SSP of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by Brinks Home Security through its direct-to-consumer channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis is recognized earlier under Topic 606 than it was recognized under Topic 605, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

Revenue on AMAs originated through the Authorized Dealer program are not impacted by Topic 606 in their initial term, as the customer contracts for the equipment sale and installation separately with the Authorized Dealer prior to Brinks Home Security purchasing the AMA from the Authorized Dealer. Revenue on these customers is recognized as the service is provided based on the recurring monthly revenue amount billed for each month of the AMA. Maintenance service revenue for repair of existing alarm equipment at the subscribers' premises will continue to be billed and recognized based on their SSP at the time Brinks Home Security performs the services.

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

Impacts on Financial Statements

The significant effects of adopting Topic 606 are changes to Prepaid and other current assets, Subscriber accounts, net, Other assets, net, Net revenue, Cost of services, Selling, general and administrative and Amortization of subscriber accounts for the period beginning January 1, 2018 for AMAs initiated by Brinks Home Security with the customer directly with multiple performance obligations, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 (in thousands):

i. Condensed consolidated balance sheets

	Impact of changes in accounting policies
	As reported June 30, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$4,185	—	4,185
Restricted cash	104	—	104
Marketable securities, at fair value	105,515	—	105,515
Trade receivables, net of allowance for doubtful accounts	12,456	—	12,456
Prepaid and other current assets	23,185	(13,528)	9,657
Total current assets	145,445	(13,528)	131,917
Property and equipment, net of accumulated depreciation	36,603	—	36,603
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,222,485	47,452	1,269,937
Dealer network and other intangible assets, net of accumulated amortization	1,213	—	1,213
Goodwill	349,149	—	349,149
Other assets, net	31,707	(12,908)	18,799
Total assets	$1,786,602	21,016	1,807,618
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$12,779	—	12,779
Accrued payroll and related liabilities	5,231	—	5,231
Other accrued liabilities	56,829	—	56,829
Deferred revenue	12,965	1,302	14,267
Holdback liability	9,740	—	9,740
Current portion of long-term debt	11,000	—	11,000
Total current liabilities	108,544	1,302	109,846
Non-current liabilities:
Long-term debt	1,793,364	—	1,793,364
Long-term holdback liability	2,031	—	2,031
Derivative financial instruments	3,313	—	3,313
Deferred income tax liability, net	14,635	—	14,635
Other liabilities	3,116	—	3,116
Total liabilities	1,925,003	1,302	1,926,305
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock	—	—	—
Series A common stock	120	—	120
Series B common stock	4	—	4
Series C common stock	—	—	—
Additional paid-in capital	1,424,724	—	1,424,724
Accumulated deficit	(1,575,648)	19,714	(1,555,934)
Accumulated other comprehensive income, net	12,399	—	12,399
Total stockholders’ (deficit) equity	(138,401)	19,714	(118,687)
Total liabilities and stockholders’ (deficit) equity	$1,786,602	21,016	1,807,618

ii. Condensed consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported three months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$135,013	(2,445)	132,568
Operating expenses:
Cost of services	33,047	(1,596)	31,451
Selling, general and administrative, including stock-based and long-term incentive compensation	34,387	(30)	34,357
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	1,880	55,771
Depreciation	2,871	—	2,871
Loss on goodwill impairment	214,400	—	214,400
	338,596	254	338,850
Operating loss	(203,583)	(2,699)	(206,282)
Other expense (income), net:
Interest income	(774)	—	(774)
Interest expense	40,422	—	40,422
Other income, net	(211)	—	(211)
	39,437	—	39,437
Loss before income taxes	(243,020)	(2,699)	(245,719)
Income tax expense	1,347	—	1,347
Net loss	(244,367)	(2,699)	(247,066)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities, net	(823)	—	(823)
Unrealized gain on derivative contracts, net	5,521	—	5,521
Total other comprehensive income, net of tax	4,698	—	4,698
Comprehensive loss	$(239,669)	(2,699)	(242,368)

	Impact of changes in accounting policies
	As reported six months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$268,766	(2,770)	265,996
Operating expenses:
Cost of services	65,748	(3,518)	62,230
Selling, general and administrative, including stock-based and long-term incentive compensation	71,793	(9)	71,784
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	108,302	3,763	112,065
Depreciation	5,492	—	5,492
Loss on goodwill impairment	214,400	—	214,400
	465,735	236	465,971
Operating loss	(196,969)	(3,006)	(199,975)
Other expense (income), net:
Interest income	(1,255)	—	(1,255)
Interest expense	79,074	—	79,074
Other income, net	(2,276)	—	(2,276)
	75,543	—	75,543
Loss before income taxes	(272,512)	(3,006)	(275,518)
Income tax expense	2,693	—	2,693
Net loss	(275,205)	(3,006)	(278,211)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities, net	(3,900)	—	(3,900)
Unrealized gain on derivative contracts, net	19,927	—	19,927
Total other comprehensive income, net of tax	16,027	—	16,027
Comprehensive loss	$(259,178)	(3,006)	(262,184)

iii. Condensed consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported six months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(275,205)	(3,006)	(278,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	108,302	3,763	112,065
Depreciation	5,492	—	5,492
Stock-based and long-term incentive compensation	945	—	945
Deferred income tax expense	1,324	—	1,324
Amortization of debt discount and deferred debt costs	5,994	—	5,994
Bad debt expense	5,623	—	5,623
Goodwill impairment	214,400	—	214,400
Other non-cash activity, net	(805)	—	(805)
Changes in assets and liabilities:
Trade receivables	(5,434)	—	(5,434)
Prepaid expenses and other assets	(2,001)	3,164	1,163
Subscriber accounts - deferred contract acquisition costs	(2,586)	89	(2,497)
Payables and other liabilities	7,623	(783)	6,840
Net cash provided by operating activities	63,672	3,227	66,899
Cash flows from investing activities:
Capital expenditures	(8,928)	—	(8,928)
Cost of subscriber accounts acquired	(69,695)	(3,227)	(72,922)
Purchases of marketable securities	(39,022)	—	(39,022)
Proceeds from sale of marketable securities	37,841	—	37,841
Net cash used in investing activities	(79,804)	(3,227)	(83,031)
Cash flows from financing activities:
Proceeds from long-term debt	105,300	—	105,300
Payments on long-term debt	(95,200)	—	(95,200)
Value of shares withheld for share-based compensation	(144)	—	(144)
Net cash provided by financing activities	9,956	—	9,956
Net decrease in cash, cash equivalents and restricted cash	(6,176)	—	(6,176)
Cash, cash equivalents and restricted cash at beginning of period	10,465	—	10,465
Cash, cash equivalents and restricted cash at end of period	$4,289	—	4,289

(4)    Investments in Marketable Securities

Ascent Capital owns marketable securities primarily consisting of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of June 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Mutual funds (a)	$106,190	—	(675)	105,515
Ending balance	$106,190	—	(675)	105,515

	As of December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,432	2,039	—	5,471
Mutual funds (a)	98,628	1,859	—	100,487
Ending balance	$102,060	3,898	—	105,958

(a)	Primarily consists of corporate bond funds.

The following table provides the realized and unrealized investment gains and losses recognized in the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains and (losses) recognized during the period on trading securities	$(612)	(3)	$(1,624)	3
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	(1,329)	(3)	(303)	3
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$717	—	$(1,321)	—

(5)    Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at 12/31/2017	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Balance at 6/30/2018	$—	$—	$349,149	$349,149

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of May 31, 2018, the Company determined that a triggering event had occurred due to a sustained decrease in the Company's share price. In response to the triggering event, the Company performed a quantitative impairment test for both the MONI and LiveWatch reporting units. Fair value was determined using a combination of the income-based approach (using a discount rate of 8.50%) and market-based approach for the MONI reporting unit and an income-based approach (using a discount rate of 8.50%) for the LiveWatch reporting unit. Based on the analysis, the fair value of the LiveWatch reporting unit substantially exceeded its carrying value, while the carrying amount for the MONI reporting unit exceeded its estimated fair value, which indicated an impairment at the MONI reporting unit.

The Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test, and as such, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded an impairment charge of $214,400,000 for the MONI reporting unit during the three months ended June 30, 2018. Factors leading to the impairment are primarily the experience of overall lower account acquisition in recent periods. Using this information, we adjusted the growth outlook for the MONI reporting unit, which resulted in reductions in future cash flows and a lower fair value calculation under the income-based approach. Additionally, decreases in observable market share prices for comparable companies in the quarter reduced the fair value calculated under the market-based approach.

In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. Refer to Note 1, Basis of Presentation, for further discussion on the change in reportable segments. As a result of the change in reportable segments, goodwill assigned to these former reporting units of $313,102,000 and $36,047,000, for MONI and LiveWatch, respectively, have been reallocated and combined as of June 30, 2018 under the Brinks Home Security reporting unit.

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Interest payable	$15,697	$15,927
Income taxes payable	1,601	2,950
Legal settlement reserve (a)	23,000	23,000
Other	16,531	10,452
Total Other accrued liabilities	$56,829	$52,329

(a)        See note 12, Commitments, Contingencies and Other Liabilities, for further information.

(7)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 9.0%	$85,019	$82,614
Brinks Home Security 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.5%	580,392	580,159
Brinks Home Security term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.0%	1,056,465	1,059,598
Brinks Home Security $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.7%	82,488	66,673
	1,804,364	1,789,044
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,793,364	$1,778,044

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of June 30, 2018	As of December 31, 2017
Principal	$96,775	$96,775
Unamortized discount	(11,011)	(13,263)
Deferred debt costs	(745)	(898)
Carrying value	$85,019	$82,614

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $968,000 and $1,936,000 for both of the three and six months ended June 30, 2018 and 2017. The Company amortized $1,224,000 and $2,405,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and six months ended June 30, 2018, compared to $1,065,000 and $2,092,000 for the three and six months ended June 30, 2017.

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

Brinks Home Security Senior Notes

The Brinks Home Security senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Brinks Home Security’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Senior Notes. As of June 30, 2018, the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $4,608,000.

Brinks Home Security Credit Facility

On September 30, 2016, Brinks Home Security entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

As of June 30, 2018, the Credit Facility term loan has a principal amount of $1,080,750,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $84,100,000 as of June 30, 2018 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of June 30, 2018, $210,900,000 is available for borrowing under the Credit Facility revolver subject to certain financial covenants.

The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity") if Brinks Home Security is unable to refinance the Senior Notes by that date. In addition, if Brinks Home Security is unable to repay or refinance the Senior Notes prior to the filing with the SEC of their Annual Report on Form 10-K for the year ended December 31, 2018, they may be subject to a going concern qualification in connection with their audit, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of Brinks Home Security and all of its existing subsidiaries and is guaranteed by all of Brinks Home Security's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Credit Facility.

As of June 30, 2018, Brinks Home Security has deferred financing costs and unamortized discounts, net of accumulated amortization, of $25,897,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, Brinks Home Security has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, Brinks Home Security's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 7.98% as of June 30, 2018. See note 8, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2018, the Company was in compliance with all required covenants under these financing arrangements.

As of June 30, 2018, principal payments scheduled to be made on the Company’s debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

Remainder of 2018	$5,500
2019	11,000
2020	692,775
2021	95,100
2022	1,042,250
2023	—
Thereafter	—
Total principal payments	1,846,625
Less:
Unamortized deferred debt costs, discounts and premium, net	42,261
Total debt on condensed consolidated balance sheet	$1,804,364

(8)    Derivatives

Brinks Home Security utilizes Swaps to reduce the interest rate risk inherent in Brinks Home Security's variable rate Credit Facility term loan. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. See note 9, Fair Value Measurements, for additional information about the credit valuation adjustments.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized as a reduction of Interest expense in the coming 12 months total approximately $474,000.

As of June 30, 2018, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$190,490,554	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
248,750,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
49,750,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
375,115,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On September 30, 2016, Brinks Home Security negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the "Amended Swaps").  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Brinks Home Security simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$5,096	(7,243)	$18,764	(7,976)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(425)	(1,466)	$(1,163)	(3,248)
Ineffective portion of amount of loss recognized into Net loss (a)	$—	(110)	$—	(92)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2018 and December 31, 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Investments in marketable securities (a)	$105,515	—	—	105,515
Interest rate swap agreements - assets (b)	—	16,166	—	16,166
Interest rate swap agreements - liabilities (b)	—	(3,313)	—	(3,313)
Total	$105,515	12,853	—	118,368
December 31, 2017
Investments in marketable securities (a)	$105,958	—	—	105,958
Interest rate swap agreements - assets (b)	—	7,058	—	7,058
Interest rate swap agreements - liabilities (b)	—	(13,817)	—	(13,817)
Total	$105,958	(6,759)	—	99,199

(a)	Level 1 investments primarily consist of diversified corporate bond funds.

(b)	Swap asset values are included in non-current Other assets and Swap liability values are included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,804,364	1,789,044
Fair value (a)	1,542,944	1,709,342

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)    Stockholders’ Equity

Common Stock

The following table presents the activity in Series A Common Stock and Ascent Capital's Series B Common Stock, par value $0.01 per share (the "Series B Common Stock"), for the six months ended June 30, 2018:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2017	11,999,630	381,528
Issuance of stock awards	64,189	—
Restricted stock canceled for tax withholding	(31,449)	—
Balance at June 30, 2018	12,032,370	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign Currency Translation Adjustments	Unrealized Holding Gains and Losses on Marketable Securities, net	Unrealized Gains and Losses on Derivative Instruments, net (a)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(758)	3,900	(7,375)	(4,233)
Impact of adoption of ASU 2017-12	—	—	605	605
Adjusted balance at January 1, 2018	(758)	3,900	(6,770)	(3,628)
Gain (loss) through Accumulated other comprehensive income (loss), net of income tax of $0	—	(1,625)	18,764	17,139
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(2,275)	1,163	(1,112)
Net current period Other comprehensive income (loss)	—	(3,900)	19,927	16,027
Balance at June 30, 2018	$(758)	—	13,157	12,399

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

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

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. Diluted shares outstanding excluded an aggregate of 624,024 unvested restricted shares and performance units for the three and six months ended June 30, 2018 because their inclusion would have been anti-dilutive. Diluted shares outstanding excluded an aggregate of 344,037 unvested restricted shares and performance units for the three and six months ended June 30, 2017 because their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares of Series A and Series B Common Stock	12,327,387	12,168,582	12,313,233	12,151,417

(12)    Commitments, Contingencies and Other Liabilities

Brinks Home Security was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Brinks Home Security Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. In the second quarter of 2017, Brinks Home Security and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). Brinks Home Security is actively seeking to recover the Settlement Amount under its insurance policies. The settlement agreement remains subject to court approval and the court’s entry of a final order dismissing the actions. In the third quarter of 2017, Brinks Home Security paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent Brinks Home Security's largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

•
the competitive environment in which Brinks Home Security operates, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including technology, telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
Brinks Home Security's ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•	integration of acquired assets and businesses;

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which Brinks Home Security and/or its dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

•	technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures;

•	the trend away from the use of public switched telephone network lines and the resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of Brinks Home Security's network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Brinks Home Security business partners;

•	the reliability and creditworthiness of Brinks Home Security's independent alarm systems dealers and subscribers;

•	changes in Brinks Home Security's expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of Brinks Home Security to refinance its existing debt or obtain future financing to grow its business;

•	Brinks Home Security's high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and this Quarterly Report on Form 10-Q.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2017 Form 10-K.

Overview

Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc. and its operating subsidiaries (collectively, "Brinks Home Security"). Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Brinks Home Security customers are obtained through its direct-to-consumer sales channel or its Authorized Dealer network, which provides product and installation services, as well as support to customers. Its direct-to-consumer channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 3, Revenue Recognition, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which requires a goodwill impairment to be recognized as the difference of the fair value and the carrying value. See note 5, Goodwill, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company also adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which simplifies the application of hedge accounting guidance. The standard was early adopted effective January 1, 2018, and an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). There was no material impact as a result of this adoption to the results of operations detail below. See note 1, Basis of Presentation, in the notes to the accompanying condensed consolidated financial statements for further discussion.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Brinks Home Security services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service and limited use by the subscriber and thus low perceived value.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Brinks Home Security defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  Brinks Home Security considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  Brinks Home Security adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to Brinks Home Security the cost paid to acquire the contract. To help ensure the dealer's obligation to Brinks Home Security, Brinks Home Security typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended June 30, 2018 and 2017:

	Twelve Months Ended June 30,
	2018	2017
Beginning balance of accounts	1,020,923	1,074,922
Accounts acquired	98,561	114,955
Accounts canceled (b)	(158,233)	(161,622)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(5,398)	(7,332)
Ending balance of accounts	955,853	1,020,923
Monthly weighted average accounts	980,008	1,047,754
Attrition rate - Unit (b)	16.1%	15.4%
Attrition rate - RMR (b) (c)	13.6%	14.0%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the twelve months ending June 30, 2017 were recast to include an estimated 6,653 accounts included in Brinks Home Security's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2018 and 2017 was 16.1% and 15.4%, respectively. Contributing to the increase in the unit attrition rate was the relative proportion of the number of new customers under contract or in the dealer guarantee period in the twelve months ended June 30, 2018, as compared to the prior year period. The RMR attrition rate for the twelve months ended June 30, 2018 and 2017 was 13.6% and 14.0%, respectively. The decrease in the RMR attrition rate for the twelve months ended June 30, 2018 was due to Brinks Home Security's more aggressive price increase strategy. There was also a modest increase to attrition attributed to subscriber losses related to the impacts of Hurricane Maria on Brinks Home Security's Puerto Rico customer base. See Impact from Natural Disasters below for further information.

Brinks Home Security analyzes its attrition by classifying accounts into annual pools based on the year of acquisition.  Brinks Home Security then tracks the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, Brinks Home Security's attrition rate is very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Brinks Home Security. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended June 30, 2018 and 2017, Brinks Home Security acquired 37,383 and 26,782 subscriber accounts, respectively, through its dealer and direct sales channels. During the six months ended June 30, 2018 and 2017, Brinks Home Security acquired 58,930 and 56,158 subscriber accounts, respectively, through its dealer and direct sales channels. Accounts acquired for the three and six months ended June 30, 2018 reflect bulk buys of approximately 10,600 and 10,900 accounts, respectively. Accounts acquired for the three and six months ended June 30, 2017 reflect bulk buys of approximately 450 and 3,450 accounts, respectively. The increase in accounts acquired for the three and six months is due to bulk buys and year over year growth in the direct-to-consumer sales channel. The increase was partially offset by year over year decline in accounts acquired from the dealer channel.

RMR acquired during the three months ended June 30, 2018 and 2017 was $1,759,000 and $1,304,000, respectively. RMR acquired during the six months ended June 30, 2018 and 2017 was $2,745,000 and $2,740,000, respectively.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in Brinks Home Security's dealer channel and trends in subscriber attrition, it has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

Brinks Home Security believes that generating account growth at a reasonable cost is essential to scaling its business and generating shareholder value. In recent years, acquisition of new subscriber accounts through its dealer channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchases prices, changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies in the market. Brinks Home Security currently has several initiatives in place to improve account growth, which include:

•	Enhancing its brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting high quality dealers into the Brinks Home Security Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the direct-to-consumer sales channel under the Brinks Home Security brand.

Creation Costs

Brinks Home Security also considers the management of creation costs to be a key driver in improving its financial results, as lower creation costs would improve its profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the direct-to-consumer sales channel with expected lower creation cost multiples, and

•	Negotiating lower subscriber account purchase price multiples in its dealer channel.

In addition, Brinks Home Security expects that new customers who subscribe to its services through its partnership with Nest will also contribute to lower creation cost multiples as it is expected that Nest equipment will be purchased up front by the consumer as opposed to subsidized by Brinks Home Security.

Attrition

Brinks Home Security has also experienced higher subscriber attrition rates in the past few years. While there are a number of factors impacting its attrition rate, Brinks Home Security expects subscriber cancellations relating to a number of subscriber accounts that were acquired in bulk purchases during 2012 and 2013 from Pinnacle Security to decrease in the future.

Notwithstanding the anticipated decrease in future cancellations for these specific subscriber accounts, Brinks Home Security has continued to develop its efforts to manage subscriber attrition, which it believes will help drive increases in its subscriber base and shareholder value. Brinks Home Security currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to Brinks Home Security, and

•	Implementing effective pricing strategies.

Margin Improvement

Brinks Home Security has also adopted initiatives to reduce expenses and improve its financial results, which include:

•	Reducing its operating costs by right sizing the cost structure to the business and leveraging its scale,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While the uncertainties related to the successful implementation of the foregoing initiatives could impact Brinks Home Security's ability to achieve net profitability and positive cash flows in the near term, Brinks Home Security believes it will position itself to improve its operating performance, increase cash flows and create shareholder value over the long-term.

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, made landfall in Texas, Florida and Puerto Rico, respectively, in the third quarter of 2017. Brinks Home Security had approximately 38,000, 55,000 and 36,000 subscribers in areas impacted by Harvey, Irma and Maria, respectively. In the fourth quarter of 2017, Brinks Home Security recognized $2,000,000 in revenue credits or refunds to subscribers due to service interruptions or other customer service incentives to retain subscribers impacted from these natural disasters. A vast majority of these credits were issued to subscribers in Puerto Rico, where damage from the hurricanes had been the most severe and widespread.

In the first half of 2018, Brinks Home Security recognized $1,250,000 in hurricane related revenue credits, substantially all due to continued customer service retention efforts on Puerto Rico subscribers. There continues to be a modest increase to last twelve months' attrition related to these events. As recovery from Hurricane Maria in Puerto Rico is still ongoing, Brinks Home Security may continue to experience increased revenue credits or refunds, field service costs and higher attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated. We will continue to assess the impact of these events.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.  Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Brinks Home Security's covenants are calculated under the agreements governing its debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$135,013	140,498	$268,766	281,698
Cost of services	33,047	29,617	65,748	59,586
Selling, general and administrative, including stock-based and long-term incentive compensation	34,387	64,771	71,793	101,016
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	59,965	108,302	119,512
Interest expense	40,422	38,165	79,074	75,651
Income tax expense from continuing operations	1,347	4,661	2,693	6,475
Net loss from continuing operations	(244,367)	(43,526)	(275,205)	(62,471)
Net loss	(244,367)	(43,526)	(275,205)	(62,379)

Adjusted EBITDA (a)
Brinks Home Security business Adjusted EBITDA	$72,159	80,654	$142,198	162,876
Corporate Adjusted EBITDA	(2,759)	(2,918)	(3,929)	(5,140)
Total Adjusted EBITDA	$69,400	77,736	$138,269	157,736
Adjusted EBITDA as a percentage of Net revenue
Brinks Home Security business	53.4%	57.4%	52.9%	57.8%
Corporate	(2.0)%	(2.1)%	(1.5)%	(1.8)%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$13,135	9,450	$24,825	18,483
Revenue associated with subscriber acquisition costs	(1,255)	(1,251)	(2,767)	(2,643)
Expensed Subscriber acquisition costs, net	$11,880	8,199	$22,058	15,840

(a)	See reconciliation of Net loss from continuing operations to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $5,485,000, or 3.9%, and $12,932,000, or 4.6%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $43.84 as of June 30, 2017 to $45.01 as of June 30, 2018. In addition, the Company realized a $2,445,000 and $2,770,000 increase in revenue for the three and six months ended June 30, 2018, respectively, from the favorable impact of the new revenue recognition guidance, Topic 606, adopted effective January 1, 2018.

Cost of services.  Cost of services increased $3,430,000, or 11.6%, and $6,162,000, or 10.3%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The increase is primarily due to expensing certain direct and incremental field service costs on new contracts obtained in connection with a subscriber move ("Moves Costs") of $2,232,000 and $4,637,000 for the three and six months ended June 30, 2018, respectively. Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. Moves Costs capitalized as Subscriber accounts, net for the three and six months ended June 30, 2017 were $3,594,000 and $7,483,000, respectively. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $4,320,000 and $7,930,000 for the three and six months ended June 30, 2018, respectively, as compared to $2,803,000 and $5,467,000 for the three and six months ended June 30, 2017, respectively, attributable to increased production volume in the Company's direct sales channel. These increases were offset by reduced salary and wage expense due to lower headcount. Cost of services as a percent of net revenue increased from 21.1% and 21.2% for the three and six months ended June 30, 2017, respectively, to 24.5% for both the three and six months ended June 30, 2018, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $30,384,000, or 46.9%, and $29,223,000, or 28.9%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The decrease is primarily attributable to the $28,000,000 legal settlement recognized in the second quarter of 2017 in relation to class action litigation of alleged violation of telemarketing laws. Furthermore, there were decreases in consulting fees related to company cost reduction initiatives, stock-based compensation expense and LiveWatch acquisition contingent bonus charges for the three and six months ended June 30, 2018, due to recent settlements or renegotiations of certain key agreements governing these costs. The decrease was offset by increases in direct marketing and other SG&A subscriber acquisition costs associated with the creation of new subscribers. Subscriber acquisition costs in SG&A increased to $8,815,000 and $16,895,000 for the three and six months ended June 30, 2018, respectively, as compared to $6,647,000 and $13,016,000 for the three and six months ended June 30, 2017, respectively. SG&A as a percent of net revenue decreased from 46.1% and 35.9% for the three and six months ended June 30, 2017, respectively, to 25.5% and 26.7% for the three and six months ended June 30, 2018, respectively.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $6,074,000 and $11,210,000, or 10.1% and 9.4%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended June 30, 2018 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the second quarter of 2017, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $1,880,000 and $3,763,000 decrease in amortization expense for the three and six months ended June 30, 2018, respectively. The decrease is partially offset by increased amortization related to accounts acquired subsequent to June 30, 2017.

Interest expense.  Interest expense increased $2,257,000 and $3,423,000, or 5.9% and 4.5%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $243,020,000 and $272,512,000 and income tax expense of $1,347,000 and $2,693,000 for the three and six months ended June 30, 2018, respectively.  The Company had pre-tax loss from continuing operations of $38,865,000 and $55,996,000 and income tax expense of $4,661,000 and $6,475,000 for the three and six months ended June 30, 2017, respectively. Income tax expense for the three and six months ended June 30, 2018 and 2017 is attributable to Brinks Home Security's state tax expense and the deferred tax impact from amortization of deductible goodwill related to Brinks Home Security's business acquisitions.

Net loss from continuing operations. The Company had net loss from continuing operations of $244,367,000 and $275,205,000 for the three and six months ended June 30, 2018, respectively, as compared to $43,526,000 and $62,471,000 for the three and six months ended June 30, 2017, respectively. The increase in net loss is primarily attributable to the $214,400,000 goodwill impairment recognized in the second quarter of 2018, reductions in net revenue and the gains on sale of Ascent Capital properties recognized in 2017 offset by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017 as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss from continuing operations to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(244,367)	(43,526)	$(275,205)	(62,471)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	59,965	108,302	119,512
Depreciation	2,871	2,132	5,492	4,259
Stock-based compensation	685	1,999	970	3,575
Radio conversion costs	—	77	—	309
Legal settlement reserve	—	28,000	—	28,000
Severance expense (a)	—	—	2,955	27
LiveWatch acquisition contingent bonus charges	62	387	124	1,355
Rebranding marketing program	2,403	33	3,295	880
Integration / implementation of company initiatives	—	1,389	—	2,030
Gain on revaluation of acquisition dealer liabilities	—	(404)	—	(404)
Impairment of capitalized software	—	—	—	713
Gain on disposal of operating assets	—	(14,579)	—	(21,217)
Loss on goodwill impairment	214,400	—	214,400	—
Interest income	(774)	(563)	(1,255)	(958)
Interest expense	40,422	38,165	79,074	75,651
Unrealized (gain) loss on marketable securities, net	(1,540)	—	(2,576)	—
Income tax expense from continuing operations	1,347	4,661	2,693	6,475
Adjusted EBITDA	$69,400	77,736	$138,269	157,736

(a)	Severance expense related to transitioning executive leadership at Ascent Capital in 2018 and Brinks Home Security in 2017.

Adjusted EBITDA decreased $8,336,000, or 10.7%, and $19,467,000, or 12.3%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018 and an increase in subscriber acquisition costs as discussed above.

Brinks Home Security's consolidated Adjusted EBITDA was $72,159,000 and $142,198,000 for the three and six months ended June 30, 2018, respectively, as compared to $80,654,000 and $162,876,000 for the three and six months ended June 30, 2017, respectively.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net increased to $11,880,000 and $22,058,000 for the three and six months ended June 30, 2018, respectively, as compared to $8,199,000 and $15,840,000 for the three and six months ended June 30, 2017, respectively. The increase in subscriber acquisition costs, net is primarily attributable to increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

At June 30, 2018, we had $4,185,000 of cash and cash equivalents and $105,515,000 of marketable securities on a consolidated basis.  We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Brinks Home Security.  During the six months ended June 30, 2018 and 2017, our cash flow from operating activities was $63,672,000 and $69,467,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2018 and 2017, the Company used cash of $69,695,000 and $88,287,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2018 and 2017, the Company used cash of $8,928,000 and $5,752,000, respectively, to fund its capital expenditures.

The existing long-term debt of the Company at June 30, 2018 includes the aggregate principal balance of $1,846,625,000 under (i) the Ascent Capital convertible senior notes totaling $96,775,000 in aggregate principal amount, maturing on July 15, 2020 and bearing interest at 4.00% per annum (the “Convertible Notes”), (ii) the Brinks Home Security senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the “Senior Notes”), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Brinks Home Security secured credit agreement dated March 23, 2012, as amended (the “Credit Facility”).  The Convertible Notes have an outstanding principal balance of $96,775,000 as of June 30, 2018.  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2018.  The Credit Facility term loan has an outstanding principal balance of $1,080,750,000 as of June 30, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $84,100,000 as of June 30, 2018 and becomes due on September 30, 2021. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 if Brinks Home Security is unable to refinance the Senior Notes by that date. In addition, if Brinks Home Security is unable to repay or refinance the Senior Notes prior to the filing with the SEC of their Annual Report on Form 10-K for the year ended December 31, 2018, they may be subject to a going concern qualification in connection with their audit, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.

In considering our liquidity requirements for the remainder of 2018, we evaluated our known future commitments and obligations. We will require the availability of funds to finance the strategy of our primary operating subsidiaries, Brinks Home Security, which is planned to grow through the acquisition of subscriber accounts. We considered the expected cash flow from Brinks Home Security, as this business is the driver of our operating cash flows.  In addition, we considered the borrowing capacity of Brinks Home Security's Credit Facility revolver, under which Brinks Home Security could borrow an additional $210,900,000 as of June 30, 2018, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under Brinks Home Security's Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We have exposure to changes in interest rates related to the terms of our debt obligations.  Brinks Home Security uses derivative financial instruments to manage the exposure related to the movement in interest rates.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of June 30, 2018.  Debt amounts represent principal payments by maturity date as of June 30, 2018, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2018	$—	$5,500	$—	$5,500
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	95,100	—	95,100
2022	(12,853)	1,042,250	—	1,029,397
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(12,853)	$1,164,850	$681,775	$1,833,772

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, Brinks Home Security's effective weighted average interest rate on the borrowings under the Credit Facility term loans was 7.98% as of June 30, 2018.  See notes 7, 8 and 9 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2017 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Brinks Home Security may be unable to obtain future financing on terms acceptable to Brinks Home Security or at all, which may hinder its ability to grow its business or satisfy is obligations.

Brinks Home Security intends to continue to pursue growth through the acquisition of subscriber accounts through its authorized dealer network, its strategic relationships and its direct to consumer channel, among other means. To continue its growth strategy, it intends to make additional drawdowns under the revolving credit portion of its Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in Brinks Home Security's credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect Brinks Home Security's ability to continue or accelerate its subscriber account acquisition activities.

Additionally, Brinks Home Security may be unable to refinance its existing indebtedness, which could affect its ability to satisfy its obligations. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if Brinks Home Security is unable to repay or refinance the Senior Notes by October 3, 2019, the maturity date for both the term loan and the revolving credit facility would be accelerated. Further, if Brinks Home Security is unable to repay or refinance the Senior Notes prior to the filing with the SEC of its Annual Report on Form 10-K for the year ended December 31, 2018, Brinks Home Security may be subject to a going concern qualification in connection with its audit, which would be an event of default under the Credit Facility. In either event, Brinks Home Security would be unable to meet its obligations and would need to take other measures to satisfy its creditors, which could result in significant negative and other consequences, as described under "MONI has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business" in Part I. Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may be required to recognize additional impairment charges.

As of December 31, 2017, we had goodwill of $563,549,000, which represented 27% of total assets. Goodwill was recorded in connection with the MONI, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Brinks Home Security operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any future impairment charges relating to goodwill or other intangible assets would have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. The Company typically tests its goodwill for impairment in the fourth quarter of each year and determined to test its goodwill again during the second quarter 2018 in light of its recent stock price performance. During the three months ended June 30, 2018, the Company recorded a non-cash charge of $214,400,000 for the impairment of goodwill at the MONI reporting unit primarily due to lower overall account acquisitions in recent periods. There can be no assurance that our future evaluations of goodwill will not result in our recognition of additional impairment charges, which may have a material adverse effect on our financial statements and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The Company did not purchase any of its own equity securities during the three months ended June 30, 2018. The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (Surrendered) (1)		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2018 - 4/30/2018	6,045	(2)	$3.54	—
5/1/2018 - 5/31/2018	3,441	(2)	2.18	—
6/1/2018 - 6/30/2018	—		—	—
Total	9,486		$3.04	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of June 30, 2018, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of June 30, 2018, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, under the remaining availability of the program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 5.  Other Information

General Development of Business

We were incorporated in the state of Delaware on May 29, 2008 and were a wholly-owned subsidiary of Discovery Holding Company ("DHC"), a subsidiary of Discovery Communications, Inc. On September 17, 2008, Ascent Capital was spun off from DHC and became an independent, publicly traded company. The spin-off was intended to qualify as a tax-free transaction.

On February 26, 2018, Monitronics International Inc. ("Monitronics" and, collectively with its subsidiaries, doing business as "Brinks Home SecurityTM") entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which resulted in a complete rebranding of Monitronics and its subsidiary, LiveWatch Security, LLC ("LiveWatch") as Brinks Home Security (the "Brink's License Agreement"). Under the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada for an initial term of seven years, which, subject to certain conditions, may be extended in subsequent renewal periods beyond 20 years pursuant to the agreement’s renewal provisions.

At June 30, 2018, our assets consisted primarily of our primary wholly-owned operating subsidiaries, Brinks Home Security, investments in marketable securities and cash and cash equivalents.

At June 30, 2018, we had investments in marketable securities and cash and cash equivalents, on a consolidated basis, of $105,515,000 and $4,185,000, respectively.

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Brinks Home Security customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") and its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its direct-to-consumer channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

* * * * *

Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by the Company's chief operating decision maker. Prior to the second quarter of 2018, we reported financial information for our consolidated business segments that represented more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2017 and 2016, MONI and LiveWatch.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, MONI and LiveWatch, to one reportable segment, Brinks Home Security. Following the integration, our chief operating decision maker reviews internal financial information on a Brinks Home Security consolidated basis, which excludes corporate Ascent Capital activities and consolidation eliminations not associated with the operation of Brinks Home Security. Total assets related to corporate Ascent Capital activities are $107,885,000 and $113,698,000 as of June 30, 2018 and December 31, 2017, respectively. Net gain (loss) from continuing operations before income taxes related to corporate Ascent Capital activities was $(2,575,000) and $(7,206,000) for the three and six months ended June 30, 2018, as compared to $9,543,000 and $11,559,000 for the three and six months ended June 30, 2017.

Narrative Description of Business

Ascent Capital, a Delaware corporation, is a holding company whose principal assets as of June 30, 2018 consisted of our primary wholly-owned operating subsidiaries, Brinks Home Security, investments in marketable securities and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

Monitronics was incorporated in Texas in 1994 and is headquartered in Farmers Branch, Texas.

Brinks Home Security

Through Brinks Home Security, we are one of the largest security alarm monitoring companies in North America, with customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. Brinks Home Security offers:

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

The Brinks Home Security business model consists of two principal sales channels consisting of customers sourced through our Dealer Channel and our Direct to Consumer Channel, which sources customers through direct-to-consumer advertising primarily through internet, print and partnership program marketing activities. In May 2018, both the Dealer Channel and Direct to Consumer Channels began to go to market under the Brinks Home Security brand.

Our Dealer Channel, which we consider exclusive based on our right of first refusal with respect to any accounts generated by such dealers, is our largest source of customers representing 62% of gross additional customers in the second quarter of 2018, when excluding bulk account purchases in the period. By outsourcing the low margin, high fixed‑cost elements of Brinks Home Security's business to a large network of dealers, it has significant flexibility in managing our asset‑light cost structure across business cycles. Accordingly, Brinks Home Security is able to allocate capital to growing its revenue‑generating customer base rather than to local offices or depreciating hard assets and, we believe, derive higher cash flow generation.

Our Direct to Consumer Channel is an important addition to our channel diversity. Our Direct to Consumer Channel accounted for 38% of our gross additional customers in the second quarter of 2018, when excluding bulk account purchases in the period. Our Direct to Consumer Channel provides customers with a do-it-yourself (“DIY”) home security product and a professional installation option. Our DIY offering provides an asset-light, geographically unconstrained product. In contrast to our Dealer

Channel with local market presence, our Direct to Consumer Channel generates accounts through leads from direct response marketing. The Direct to Consumer Channel, including DIY, is expected to lower creation costs per account acquired.

Brinks Home Security generates nearly all of its revenue from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  Additional revenue is also generated as our customers bundle other interactive services with their traditional monitoring services. During the three months ended June 30, 2018, 95% of new customers purchased at least one of Brinks Home Security's interactive services alongside traditional security monitoring services. As of June 30, 2018, Brinks Home Security had 955,853 subscribers generating $43,000,000 of Recurring Monthly Revenue ("RMR").

Brinks Home Security generates incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis. As of June 30, 2018, Brinks Home Security provided wholesale monitoring services for over 57,000 accounts. The incremental revenue streams do not represent a significant portion of our overall revenue.

Sales and Marketing

In June 2018, management began marketing the Brinks Home Security brand directly to consumers through internet and print national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with the Authorized Dealer nationwide network, is an effective way for us to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer’s local presence and reputation with the nationally marketed Brinks Home Security brand, accompanied with its high quality service and support, Brinks Home Security is able to cost-effectively provide local services and take advantage of economies of scale where appropriate. Brinks Home Security also offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

Dealer Channel

Brinks Home Security's Dealer Channel consists of over 345 independent dealers who are typically small businesses that sell and install alarm systems.  These dealers generally do not retain the AMAs due to the scale and large upfront investment required to build and efficiently operate monitoring stations and related infrastructure.  These dealers typically sell the AMAs to third parties and outsource the monitoring function for any AMAs they retain. The initial contract term for contracts generated by the dealers are typically three to five years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. Brinks Home Security has the ability to monitor signals from nearly all types of residential security systems.

Brinks Home Security generally enters into exclusive contracts with dealers that typically have initial terms ranging between two to five years, with renewal terms thereafter. In order to maximize revenue and geographic diversification, Brinks Home Security partners with dealers from throughout the U.S. We believe Brinks Home Security's ability to maximize return on invested capital is largely dependent on the quality of our dealers and the accounts acquired. In addition, rigorous underwriting standards are applied and a detailed review of each AMA to be acquired.

Brinks Home Security generally acquires each new AMA at a cost based on a multiple of the account’s RMR. The dealer contracts generally provide that if an acquired AMA is terminated within the first 12 months, the dealer must replace the AMA or refund the AMA purchase price. To secure the dealer’s obligation, Brinks Home Security typically retains a percentage of the AMA purchase price.

Customer Integration and Marketing

Dealers in our Dealer Channel typically introduce customers to Brinks Home Security when describing its central monitoring station.  Following the acquisition of an AMA from a dealer, the customer is notified that Brinks Home Security is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Brinks Home Security brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed below. All materials provided in the dealer model focus on the Brinks Home Security brand and its role as the single source of support for the customer.

Dealer Network Development

Brinks Home Security remains focused on expanding its network of independent authorized dealers. To do so, it has established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the Brinks Home Security brand name in their sales and marketing activities and on the products they sell and install. Authorized dealers benefit from their affiliation with Brinks Home Security and its national reputation for high customer satisfaction, as well as the support they receive from Brinks Home Security. Authorized dealers also have the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers.  Brinks Home Security also makes available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to its authorized dealers.  In most cases, these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, Brinks Home Security employs sales representatives to promote its authorized dealer program, find account acquisition opportunities and sell its monitoring services. Brinks Home Security targets independent alarm dealers across the U.S. that can benefit from its dealer program services and can generate high quality monitoring customers for the company. Brinks Home Security uses a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

Dealer Marketing Support

Brinks Home Security offers its authorized dealers an extensive marketing support program that is focused on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•sales brochures and flyers;
•yard signs;
•window decals;
•customer forms and agreements;
•sales presentation binders;
•door hangers;
•vehicle graphics;
•trade show booths; and
•clothing bearing the Brinks Home Security brand name.

These materials are made available to dealers at prices that our management believes would not be available to dealers on an individual basis.

Sales materials used by authorized dealers promote both the Brinks Home Security brand and the dealer's status as a Brinks Home Security authorized dealer. Dealers often sell and install alarm systems which display the Brinks Home Security logo and telephone number, which further strengthens consumer recognition of their status as Brinks Home Security authorized dealers. Management believes that the dealers' use of the Brinks Home Security brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

Negotiated Account Acquisitions

In addition to the development of Brinks Home Security's dealer network, it periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Our management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner.

Customer Operations

Once a customer has contracted for services through the Dealer Channel, Brinks Home Security provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Farmers Branch, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Brinks Home Security's central monitoring station has also received the Monitoring

Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

Brinks Home Security also has a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at its primary monitoring and customer care center.

Brinks Home Security's telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal is delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  Brinks Home Security never dispatches its own personnel to the subscriber’s premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, Brinks Home Security will contract with an independent third party responder if available in that area.

Security system interactive and home automation services are contracted with and provided by various third party technology companies to the subscriber.

Brinks Home Security seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from all subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Brinks Home Security has a proprietary centralized information system that enables it to satisfy over 90% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Brinks Home Security relies on its nationwide network of independent service dealers and over 85 employee field service technicians to provide such service.  Brinks Home Security closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2017, Brinks Home Security dispatched approximately 295 independent service dealers around the country to handle its field service.

DIY and Customer Operations

Brinks Home Security is also a leading DIY home security provider offering professionally monitored security services through the Direct to Consumer Channel. This DIY business is an asset-light business and geographically unconstrained. Brinks Home Security obtains subscribers through e-commerce online sales and through a trained inside sales phone operation and typically offers substantial equipment subsidies to initiate, renew or upgrade AMAs. The initial contract term for DIY AMAs is typically one to three years, with automatic renewal on a month-to-month basis.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, Brinks Home Security pre-configures the alarm monitoring system based on the customer’s specifications, then packages and ships the equipment directly to the customer. The customer self-installs the equipment on-site and activates the monitoring service over the phone. Technical support for installation is provided via telephone or online assistance via the Brinks Home Security website. Monitoring services are provided through a third party central monitoring station. Security system, interactive and home automation services are contracted with and provided to the subscriber by various third party technology companies. Brinks Home Security customer care centers handle general inquiries from the DIY subscribers as well as engage in retention activities.

Customers

We believe Brinks Home Security's subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process focusing on both the dealers and the AMAs to be acquired, contributes significantly to the high quality of Brinks Home Security's subscriber base. For each of the last five calendar years, the average credit score associated with AMAs that were acquired was 715 or higher on the FICO scale.

Approximately 94% of Brinks Home Security's subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, it can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

Pursuant to the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. Brinks Home Security also owns certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to our "ASAPer" system, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Corporate Strategy

Ascent Capital actively seeks opportunities to leverage Brinks Home Security's strong operating platform and capital position through strategic acquisitions and investments in the security alarm monitoring industry as well as other life safety industries.

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

Brinks Home Security Strategy

Brinks Home Security's goal is to maximize return on invested capital, which it believes can be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration

Brinks Home Security seeks to capitalize on what it views as the current limited market penetration in security services and grow its existing customer base through the following initiatives:

•	continue to develop its leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage its Direct to Consumer business to competitively secure new customers without significantly altering its existing asset‑light business model;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

Proactively Manage Customer Attrition

Customer attrition has historically been reasonably predictable and Brinks Home Security regularly identifies and monitors the principal drivers thereof, including its customers’ credit scores, which Brinks Home Security believes are the strongest predictors of retention. Brinks Home Security seeks to maximize customer retention by consistently offering high quality automated home monitoring services and increasing the average life of acquired AMAs through the following initiatives:

•	maintain the high quality of Brinks Home Security's customer base by continuing to implement its highly disciplined AMA acquisition program;

•
continue to motivate Brinks Home Security's dealers to obtain only high‑quality accounts through incentives built into purchase multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	prioritize the inclusion of interactive and home automation services in the AMAs that Brinks Home Security purchases, which we believe increases customer retention;

•	proactively identifying customers “at‑risk” for attrition through new technology initiatives;

•	improve customer care and first call resolution;

•
continue to implement initiatives to reduce core attrition, which include more effective initial on-boarding of customers, conducting customer surveys at key touchpoints and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of Brinks Home Security's operations and the low fixed and variable costs inherent in its cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over increased recurring revenue streams. In addition, Brinks Home Security optimizes the rate of return on investment by managing subscriber acquisition costs, or the costs of acquiring an account (“Subscriber Acquisition Costs”). Subscriber Acquisition Costs, whether capitalized or expensed, include the costs related to the Direct to Consumer Channel and the costs to acquire alarm monitoring contracts from authorized dealers and certain sales and marketing costs. Brinks Home Security consistently offers what it views as competitive rates for account acquisition. We believe our cash flows may also benefit from continued efforts to decrease Brinks Home Security’s cost to serve by investing in customer service automation, targeting cost saving initiatives and integrating the operations of our subsidiaries.

Grow Dealer Channel

Brinks Home Security plans to expand AMA acquisitions by targeting new dealers from whom it expects to generate high quality customers. We believe that by providing dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on‑line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers, Brinks Home Security is able to attract and partner with dealers that will succeed in its existing dealer network.

Industry; Competition

The security alarm industry is highly competitive and fragmented. Brinks Home Security's competitors include two other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations in the telecommunications or cable businesses. Brinks Home Security's significant competitors for obtaining subscriber AMA's are:

•	ADT, Inc. ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services;

•	Vector Security, Inc.;

•	Comcast Corporation; and

•	SimpliSafe, Inc.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe Brinks Home Security competes effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to its reputation for reliable monitoring, customer and technical services, the quality of its services, and its relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as Brinks Home Security, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to Brinks Home Security's.  In these instances, Brinks Home Security must also compete with these programs in recruiting dealers.  We believe Brinks Home Security competes effectively with other dealer programs due to the quality of its dealer support services and its competitive acquisition terms.  Brinks Home Security’s significant competitors for recruiting dealers are:

•	ADT;

•	Central Security Group, Inc.;

•	Guardian Protection Services, Inc.; and

•	Vector Security, Inc.

Seasonality

Brinks Home Security's operations are subject to a certain level of seasonality.  Since more household moves take place during the second and third calendar quarters of each year, Brinks Home Security's disconnect rate and expenses related to retaining customers are typically higher in those calendar quarters than in the first and fourth quarters.  There is also a slight seasonal effect resulting in higher new customer volume and related cash expenditures incurred in investment in new subscribers in the second and third quarters.

Regulatory Matters

Brinks Home Security's operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities including federal and state customer protection laws. In certain jurisdictions, Brinks Home Security is required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

Enhanced Call Verification has been implemented as standard policy by our company.

Security alarm systems monitored by Brinks Home Security utilize telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

Employees

At June 30, 2018, Ascent Capital, together with its subsidiaries, had over 1,280 full-time employees and over 60 part-time employees, all of which are located in the U.S.

Financial Information About Geographic Areas

Brinks Home Security provides monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

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

The information contained on our website is not incorporated by reference herein.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amended and Restated Employment Agreement, dated April 2, 2018, between Ascent Capital Group, Inc. ("Ascent Capital") and William E. Niles.*
10.2	Form of Director Compensation Letter, dated May 10, 2018, from Ascent Capital to William R. Fitzgerald.*
10.3	Severance Agreement and General Release, dated May 10, 2018, between Ascent Capital and William R. Fitzgerald.*
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Date:	August 3, 2018	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer, General Counsel and Secretary

Date:	August 3, 2018	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)