Form 10-Q
period 2018-09-30
Ascent Capital Group, Inc.
filed 2018-11-05
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of October 19, 2018 was:

Series A common stock 12,068,496 shares; and Series B common stock 381,528 shares.

1

Item 1.  Financial Statements (unaudited)
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$137,561	10,465
Restricted cash	133	—
Marketable securities, at fair value	—	105,958
Trade receivables, net of allowance for doubtful accounts of $3,630 in 2018 and $4,162 in 2017	13,162	12,645
Prepaid and other current assets	25,883	11,175
Total current assets	176,739	140,243
Property and equipment, net of accumulated depreciation of $46,195 in 2018 and $37,915 in 2017	36,568	32,823
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,570,729 in 2018 and $1,439,164 in 2017	1,215,831	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $48,500 in 2018 and $42,806 in 2017	—	6,994
Goodwill	349,149	563,549
Other assets	36,819	9,348
Total assets	$1,815,106	2,054,985
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$11,661	11,092
Accrued payroll and related liabilities	6,513	3,953
Other accrued liabilities	46,840	52,329
Deferred revenue	12,069	13,871
Holdback liability	10,766	9,309
Current portion of long-term debt	11,000	11,000
Total current liabilities	98,849	101,554
Non-current liabilities:
Long-term debt	1,869,502	1,778,044
Long-term holdback liability	2,031	2,658
Derivative financial instruments	1,139	13,491
Deferred income tax liability, net	15,298	13,311
Other liabilities	2,858	3,255
Total liabilities	1,989,677	1,912,313
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,052,703 and 11,999,630 shares at September 30, 2018 and December 31, 2017, respectively	121	120
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 shares at both September 30, 2018 and December 31, 2017	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,425,379	1,423,899
Accumulated deficit	(1,615,743)	(1,277,118)
Accumulated other comprehensive income (loss), net	15,668	(4,233)
Total stockholders’ (deficit) equity	(174,571)	142,672
Total liabilities and stockholders’ (deficit) equity	$1,815,106	2,054,985

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$137,156	138,211	$405,922	419,909
Operating expenses:
Cost of services	35,059	30,213	100,807	89,799
Selling, general and administrative, including stock-based and long-term incentive compensation	38,199	35,793	109,992	136,809
Radio conversion costs	—	74	—	383
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	59,384	160,973	178,896
Depreciation	2,886	2,176	8,378	6,435
Loss on goodwill impairment	—	—	214,400	—
Gain on disposal of operating assets	—	—	—	(21,217)
	128,815	127,640	594,550	391,105
Operating income (loss)	8,341	10,571	(188,628)	28,804
Other expense (income), net:
Interest income	(624)	(617)	(1,879)	(1,575)
Interest expense	40,943	38,360	120,017	114,011
Refinancing expense	6,731	—	6,731	—
Other expense (income), net	40	222	(2,236)	(242)
	47,090	37,965	122,633	112,194
Loss from continuing operations before income taxes	(38,749)	(27,394)	(311,261)	(83,390)
Income tax expense from continuing operations	1,346	1,766	4,039	8,241
Net loss from continuing operations	(40,095)	(29,160)	(315,300)	(91,631)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	—	—	—	92
Net loss	(40,095)	(29,160)	(315,300)	(91,539)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(16)	—	626
Unrealized holding gain (loss) on marketable securities, net	—	279	(3,900)	1,366
Unrealized gain (loss) on derivative contracts, net	3,269	227	23,196	(4,501)
Total other comprehensive income (loss), net of tax	3,269	490	19,296	(2,509)
Comprehensive loss	$(36,826)	(28,670)	$(296,004)	(94,048)

Basic and diluted income (loss) per share:
Continuing operations	$(3.24)	(2.39)	$(25.57)	(7.53)
Discontinued operations	—	—	—	0.01
Net loss	$(3.24)	(2.39)	$(25.57)	(7.52)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(315,300)	(91,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	(92)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	160,973	178,896
Depreciation	8,378	6,435
Stock-based and long-term incentive compensation	1,600	5,968
Deferred income tax expense	1,987	3,158
Gain on disposal of operating assets	—	(21,217)
Legal settlement reserve	—	23,000
Refinancing expense	6,731	—
Amortization of debt discount and deferred debt costs	9,108	8,227
Bad debt expense	8,511	7,888
Loss on goodwill impairment	214,400	—
Other non-cash activity, net	(186)	4,887
Changes in assets and liabilities:
Trade receivables	(9,028)	(7,225)
Prepaid expenses and other assets	(8,359)	(3,535)
Subscriber accounts - deferred contract acquisition costs	(4,529)	(2,299)
Payables and other liabilities	(4,752)	4,770
Operating activities from discontinued operations, net	—	(3,408)
Net cash provided by operating activities	69,534	113,914
Cash flows from investing activities:
Capital expenditures	(11,513)	(9,999)
Cost of subscriber accounts acquired	(111,531)	(119,081)
Purchases of marketable securities	(39,022)	(22,633)
Proceeds from sale of marketable securities	143,316	1,108
Proceeds from the disposal of operating assets	—	32,612
Net cash used in investing activities	(18,750)	(117,993)
Cash flows from financing activities:
Proceeds from long-term debt	218,950	159,850
Payments on long-term debt	(136,600)	(132,500)
Payments of financing costs	(5,734)	—
Value of shares withheld for share-based compensation	(171)	(670)
Net cash provided by financing activities	76,445	26,680
Net increase in cash, cash equivalents and restricted cash	127,229	22,601
Cash, cash equivalents and restricted cash at beginning of period	10,465	12,319
Cash, cash equivalents and restricted cash at end of period	$137,694	34,920
Supplemental cash flow information:
State taxes paid, net	$2,710	3,107
Interest paid	98,260	93,753
Accrued capital expenditures	882	386
See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficit
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2017	$—	120	4	—	1,423,899	(1,277,118)	(4,233)	142,672
Impact of adoption of Topic 606	—	—	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	$—	120	4	—	1,423,899	(1,300,443)	(3,628)	119,952
Net loss	—	—	—	—	—	(30,838)	—	(30,838)
Other comprehensive income	—	—	—	—	—	—	11,329	11,329
Stock-based compensation	—	—	—	—	285	—	—	285
Value of shares withheld for minimum tax liability	—	—	—	—	(116)	—	—	(116)
Balance at March 31, 2018	$—	120	4	—	1,424,068	(1,331,281)	7,701	100,612
Net loss	—	—	—	—	—	(244,367)	—	(244,367)
Other comprehensive income	—	—	—	—	—	—	4,698	4,698
Stock-based compensation	—	—	—	—	684	—	—	684
Value of shares withheld for minimum tax liability	—	—	—	—	(28)	—	—	(28)
Balance at June 30, 2018	$—	120	4	—	1,424,724	(1,575,648)	12,399	(138,401)
Net loss	—	—	—	—	—	(40,095)	—	(40,095)
Other comprehensive income	—	—	—	—	—	—	3,269	3,269
Stock-based compensation	—	1	—	—	682	—	—	683
Value of shares withheld for minimum tax liability	—	—	—	—	(27)	—	—	(27)
Balance at September 30, 2018	$—	121	4	—	1,425,379	(1,615,743)	15,668	(174,571)

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

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated Brinks Home Security basis, which excludes corporate Ascent Capital activities and consolidation eliminations not associated with the operation of Brinks Home Security. Total assets related to corporate Ascent Capital activities are $110,937,000 and $113,698,000 as of September 30, 2018 and December 31, 2017, respectively. Net gain (loss) from continuing operations before income taxes related to corporate Ascent Capital activities was $(6,026,000) and $(13,232,000) for the three and nine months ended September 30, 2018, as compared to $(3,628,000) and $7,932,000 for the three and nine months ended September 30, 2017.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, include Ascent Capital and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 5, 2018.

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

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Prior to the adoption of ASU 2017-04, the fair value of the reporting unit was compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit was lower than its carrying amount, then the implied fair value of goodwill was calculated. If the implied fair value of goodwill was lower than the carrying value of goodwill, an impairment was recognized (identified as "Step 2"). ASU 2017-04 eliminated Step 2 from the impairment test; therefore, a goodwill impairment is recognized as the difference of the fair value and the carrying value of the reporting unit.

The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 4, Revenue Recognition and note 6, Goodwill, in the notes to the condensed consolidated financial statements for further discussion.

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

(2)    Going Concern

Brinks Home Security has substantial indebtedness, including $585,000,000 principal of senior notes at September 30, 2018, maturing on April 1, 2020 (the "Senior Notes"), and an existing credit facility with a term loan in principal of $1,078,000,000 as of September 30, 2018, maturing September 30, 2022, and a revolving credit facility with an outstanding balance of $159,100,000 as of September 30, 2018, maturing September 30, 2021 (the term loan and the revolver, together, the "Credit Facility"). The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Brinks Home Security is unable to refinance the Senior Notes by that date. In addition, if Brinks Home Security is unable to refinance the Senior Notes, or demonstrate the ability to meet its financial covenants for a period of twelve months after the issuance date, prior to the filing with the SEC of their Annual Report on Form 10-K for the year ended December 31, 2018, they may be subject to a going concern qualification in connection with their external audit report, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. These matters raise substantial doubt regarding the Company's ability to continue as a going concern within one year from the date these financial statements are issued.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

On September 24, 2018, Ascent Capital and Brinks Home Security entered into a Transaction Support Agreement (which was amended and restated pursuant to the Amended and Restated Transaction Support Agreement, entered into on October 30, 2018 (the "Amended and Restated Support Agreement")) with certain holders collectively owning or controlling not less than $380 million aggregate principal amount of the Senior Notes, representing approximately 65% of the Senior Notes (collectively, the "Consenting Noteholders"). The Amended and Restated Support Agreement incrementally included a group of lenders for the Credit Facility term loan holding over 50% of the aggregate outstanding principal amount of the Credit Facility term loan (collectively, the "Credit Facility Lenders"). The Consenting Noteholders and Credit Facility Lenders have committed to support and fully participate in proposed agreed upon transactions that would result in the refinancing of the Senior Notes, if consummated. See Note 14, Subsequent Events, for further information. While management continues to negotiate refinancing terms with its debt holders, as of the issuance date of these financial statements, Brinks Home Security has not refinanced the Senior Notes and there can be no assurances that the negotiations management is pursuing will result in the consummation of transactions that would refinance the Senior Notes.

(3)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, ASU 2016-02 requires a finance lease to be recognized as both an interest expense and an amortization of the associated asset. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. ASU 2018-10, Codification Improvements to Topic 842, Leases, clarifies certain aspects of ASU 2016-12 and the two updates will be adopted concurrently. ASU 2016-02 requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach upon adoption. However, ASU 2018-11, Leases (Topic 842): Targeted Improvements provides an alternative transition method by which leases are recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption. The Company plans to adopt using this alternative and is currently evaluating the impact that these standards will have on its financial position, results of operations and cash flows.

(4)    Revenue Recognition

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

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Alarm monitoring revenue	$125,004	134,317	$374,689	407,660
Product and installation revenue	11,360	2,899	28,984	9,328
Other revenue	792	995	2,249	2,921
Total Net revenue	$137,156	138,211	$405,922	419,909

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2018	At adoption
Trade receivables, net	$13,162	12,645
Contract assets, net - current portion (a)	13,836	14,197
Contract assets, net - long-term portion (b)	16,621	10,377
Deferred revenue	12,069	12,892

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 (in thousands):

i. Condensed consolidated balance sheets

	Impact of changes in accounting policies
	As reported September 30, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$137,561	—	137,561
Restricted cash	133	—	133
Marketable securities, at fair value	—	—	—
Trade receivables, net of allowance for doubtful accounts	13,162	—	13,162
Prepaid and other current assets	25,883	(13,836)	12,047
Total current assets	176,739	(13,836)	162,903
Property and equipment, net of accumulated depreciation	36,568	—	36,568
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,215,831	47,095	1,262,926
Dealer network and other intangible assets, net of accumulated amortization	—	—	—
Goodwill	349,149	—	349,149
Other assets, net	36,819	(16,621)	20,198
Total assets	$1,815,106	16,638	1,831,744
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$11,661	—	11,661
Accrued payroll and related liabilities	6,513	—	6,513
Other accrued liabilities	46,840	—	46,840
Deferred revenue	12,069	1,133	13,202
Holdback liability	10,766	—	10,766
Current portion of long-term debt	11,000	—	11,000
Total current liabilities	98,849	1,133	99,982
Non-current liabilities:
Long-term debt	1,869,502	—	1,869,502
Long-term holdback liability	2,031	—	2,031
Derivative financial instruments	1,139	—	1,139
Deferred income tax liability, net	15,298	—	15,298
Other liabilities	2,858	—	2,858
Total liabilities	1,989,677	1,133	1,990,810
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock	—	—	—
Series A common stock	121	—	121
Series B common stock	4	—	4
Series C common stock	—	—	—
Additional paid-in capital	1,425,379	—	1,425,379
Accumulated deficit	(1,615,743)	15,505	(1,600,238)
Accumulated other comprehensive income, net	15,668	—	15,668
Total stockholders’ (deficit) equity	(174,571)	15,505	(159,066)
Total liabilities and stockholders’ (deficit) equity	$1,815,106	16,638	1,831,744

ii. Condensed consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported three months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$137,156	(4,216)	132,940
Operating expenses:
Cost of services	35,059	(1,774)	33,285
Selling, general and administrative, including stock-based and long-term incentive compensation	38,199	(103)	38,096
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	1,870	54,541
Depreciation	2,886	—	2,886
Loss on goodwill impairment	—	—	—
	128,815	(7)	128,808
Operating loss	8,341	(4,209)	4,132
Other expense (income), net:
Interest income	(624)	—	(624)
Interest expense	40,943	—	40,943
Refinancing expense	6,731	—	6,731
Other expense, net	40	—	40
	47,090	—	47,090
Loss before income taxes	(38,749)	(4,209)	(42,958)
Income tax expense	1,346	—	1,346
Net loss	(40,095)	(4,209)	(44,304)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities, net	—	—	—
Unrealized gain on derivative contracts, net	3,269	—	3,269
Total other comprehensive income, net of tax	3,269	—	3,269
Comprehensive loss	$(36,826)	(4,209)	(41,035)

	Impact of changes in accounting policies
	As reported nine months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$405,922	(6,986)	398,936
Operating expenses:
Cost of services	100,807	(5,292)	95,515
Selling, general and administrative, including stock-based and long-term incentive compensation	109,992	(112)	109,880
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	160,973	5,633	166,606
Depreciation	8,378	—	8,378
Loss on goodwill impairment	214,400	—	214,400
	594,550	229	594,779
Operating loss	(188,628)	(7,215)	(195,843)
Other expense (income), net:
Interest income	(1,879)	—	(1,879)
Interest expense	120,017	—	120,017
Refinancing expense	6,731	—	6,731
Other income, net	(2,236)	—	(2,236)
	122,633	—	122,633
Loss before income taxes	(311,261)	(7,215)	(318,476)
Income tax expense	4,039	—	4,039
Net loss	(315,300)	(7,215)	(322,515)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities, net	(3,900)	—	(3,900)
Unrealized gain on derivative contracts, net	23,196	—	23,196
Total other comprehensive income, net of tax	19,296	—	19,296
Comprehensive loss	$(296,004)	(7,215)	(303,219)

iii. Condensed consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported nine months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(315,300)	(7,215)	(322,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	160,973	5,633	166,606
Depreciation	8,378	—	8,378
Stock-based and long-term incentive compensation	1,600	—	1,600
Deferred income tax expense	1,987	—	1,987
Refinancing expense	6,731	—	6,731
Amortization of debt discount and deferred debt costs	9,108	—	9,108
Bad debt expense	8,511	—	8,511
Goodwill impairment	214,400	—	214,400
Other non-cash activity, net	(186)	—	(186)
Changes in assets and liabilities:
Trade receivables	(9,028)	—	(9,028)
Prepaid expenses and other assets	(8,359)	7,016	(1,343)
Subscriber accounts - deferred contract acquisition costs	(4,529)	89	(4,440)
Payables and other liabilities	(4,752)	(825)	(5,577)
Net cash provided by operating activities	69,534	4,698	74,232
Cash flows from investing activities:
Capital expenditures	(11,513)	—	(11,513)
Cost of subscriber accounts acquired	(111,531)	(4,698)	(116,229)
Purchases of marketable securities	(39,022)	—	(39,022)
Proceeds from sale of marketable securities	143,316	—	143,316
Net cash used in investing activities	(18,750)	(4,698)	(23,448)
Cash flows from financing activities:
Proceeds from long-term debt	218,950	—	218,950
Payments on long-term debt	(136,600)	—	(136,600)
Payments of financing costs	(5,734)	—	(5,734)
Value of shares withheld for share-based compensation	(171)	—	(171)
Net cash provided by financing activities	76,445	—	76,445
Net increase in cash, cash equivalents and restricted cash	127,229	—	127,229
Cash, cash equivalents and restricted cash at beginning of period	10,465	—	10,465
Cash, cash equivalents and restricted cash at end of period	$137,694	—	137,694

(5)    Investments in Marketable Securities

In the third quarter of 2018, Ascent Capital divested of all marketable securities, which primarily consisted of diversified corporate bond funds. The following table presents a summary of amounts recorded on the condensed consolidated balance sheets (amounts in thousands):

	As of September 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Mutual funds	$—	—	—	—
Ending balance	$—	—	—	—

	As of December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,432	2,039	—	5,471
Mutual funds (a)	98,628	1,859	—	100,487
Ending balance	$102,060	3,898	—	105,958

(a)	Primarily consists of corporate bond funds.

The following table provides the realized and unrealized investment gains and losses recognized in the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains and (losses) recognized during the period on trading securities	$(40)	(2)	$2,234	1
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	(40)	(2)	2,234	1
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$—	—	$—	—

(6)    Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at 12/31/2017	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Balance at 9/30/2018	$—	$—	$349,149	$349,149

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

The Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test, and as such, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded an impairment charge of $214,400,000 for the MONI reporting unit during the three months ended June 30, 2018. Factors leading to the impairment are primarily the experience of overall lower account acquisition in recent periods. Using this information, we adjusted the growth outlook for this reporting unit, which resulted in reductions in future cash flows and a lower fair value calculation under the income-based approach. Additionally, decreases in observable market share prices for comparable companies in the quarter reduced the fair value calculated under the market-based approach.

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

(7)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Interest payable	$28,403	$15,927
Income taxes payable	2,289	2,950
Legal settlement reserve (a)	—	23,000
Other	16,148	10,452
Total Other accrued liabilities	$46,840	$52,329

(a)        See note 13, Commitments, Contingencies and Other Liabilities, for further information.

(8)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 9.1%	$86,285	$82,614
Brinks Home Security 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.5%	581,686	580,159
Brinks Home Security term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.2%	1,054,933	1,059,598
Brinks Home Security $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 3.5%	157,598	66,673
	1,880,502	1,789,044
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,869,502	$1,778,044

Ascent Capital Convertible Senior Notes

The Ascent Capital convertible senior notes total $96,775,000 in aggregate principal amount, mature on July 15, 2020 and bear interest at 4.00% per annum (the "Convertible Notes"). Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. On August 30, 2018, Ascent Capital entered into a Supplemental Indenture in which the Company surrendered its right to elect to deliver shares of common stock or a combination of cash and shares of common stock upon conversion of the Convertible Notes (the "Convertible Notes Supplemental Indenture"). Following the execution of the Supplemental Indenture, the Company may satisfy its conversion obligation solely in cash.

Under certain circumstances, holders of the Convertible Notes ("Noteholders") have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Series A Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Series A Common Stock of approximately $102.804 (the "Conversion Price").  In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are within the scope of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, and as such are required to be separated into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated conversion option. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, treated as a debt discount, is amortized to interest cost over the expected life of a similar liability that does not have an associated conversion option using the effective interest method. Upon the execution of the Convertible Notes Supplemental Indenture, the conversion option no longer meets the conditions for equity classification as prescribed in FASB ASC Subtopic 815-40, Contracts in an Entity’s Own Equity.  As such, the conversion option is bifurcated as a separate derivative and recorded as a liability. Given the significant variance in the Conversion Price and the current market price per share of the Series A Common Stock, the conversion option derivative liability is immaterial.

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of September 30, 2018	As of December 31, 2017
Principal	$96,775	$96,775
Unamortized discount	(9,825)	(13,263)
Deferred debt costs	(665)	(898)
Carrying value	$86,285	$82,614

The Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $967,000 and $2,903,000 for both of the three and nine months ended September 30, 2018 and 2017. The Company amortized $1,266,000 and $3,671,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and nine months ended September 30, 2018, compared to $1,102,000 and $3,194,000 for the three and nine months ended September 30, 2017.

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

Brinks Home Security Senior Notes

The Brinks Home Security Senior Notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Brinks Home Security’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Senior Notes. As of September 30, 2018, the Senior Notes had deferred financing costs and unamortized premium, net of accumulated amortization of $3,314,000.

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

On September 27, 2018, Brinks Home Security borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its October 1, 2018 interest payment due under the Senior Notes.

As of September 30, 2018, the Credit Facility term loan has a principal amount of $1,078,000,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $159,100,000 as of September 30, 2018 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of September 30, 2018, $135,900,000 is available for borrowing under the Credit Facility revolver subject to certain financial covenants.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity"), if Brinks Home Security is unable to refinance the Senior Notes by that date. In addition, if Brinks Home Security is unable to refinance the Senior Notes, or demonstrate the ability to meet its financial covenants for a period of twelve months after the issuance date, prior to the filing with the SEC of their Annual Report on Form 10-K for the year ended December 31, 2018, they may be subject to a going concern qualification in connection with their external audit report, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of Brinks Home Security and all of its existing subsidiaries and is guaranteed by all of Brinks Home Security's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Credit Facility.

As of September 30, 2018, Brinks Home Security has deferred financing costs and unamortized discounts, net of accumulated amortization, of $24,569,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, Brinks Home Security has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, Brinks Home Security's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 7.99% as of September 30, 2018. See note 9, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2018, the Company was in compliance with all required covenants under these financing arrangements.

As of September 30, 2018, principal payments scheduled to be made on the Company’s debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

Remainder of 2018	$2,750
2019	11,000
2020	692,775
2021	170,100
2022	1,042,250
2023	—
Thereafter	—
Total principal payments	1,918,875
Less:
Unamortized deferred debt costs, discounts and premium, net	38,373
Total debt on condensed consolidated balance sheet	$1,880,502

(9)    Derivatives

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized as a reduction of Interest expense in the coming 12 months total approximately $1,810,000.

As of September 30, 2018, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,998,331	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
248,125,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
49,625,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
374,172,500	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$3,165	(914)	$21,929	(8,890)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(104)	(1,141)	$(1,267)	(4,389)
Ineffective portion of amount of loss recognized into Net loss (a)	$—	(65)	$—	(157)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2018 and December 31, 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Interest rate swap agreements - assets (a)	$—	17,564	—	17,564
Interest rate swap agreements - liabilities (a)	—	(1,139)	—	(1,139)
Total	$—	16,425	—	16,425
December 31, 2017
Investments in marketable securities (b)	$105,958	—	—	105,958
Interest rate swap agreements - assets (a)	—	7,058	—	7,058
Interest rate swap agreements - liabilities (a)	—	(13,817)	—	(13,817)
Total	$105,958	(6,759)	—	99,199

(a)	Swap asset values are included in non-current Other assets and Swap liability values are included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

(b)	Level 1 investments primarily consist of diversified corporate bond funds.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,880,502	1,789,044
Fair value (a)	1,707,626	1,709,342

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)    Stockholders’ Equity

Common Stock

The following table presents the activity in Series A Common Stock and Ascent Capital's Series B Common Stock, par value $0.01 per share (the "Series B Common Stock"), for the nine months ended September 30, 2018:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2017	11,999,630	381,528
Issuance of stock awards	13,153	—
Restricted stock canceled for tax withholding	(10,680)	—
Balance at March 31, 2018	12,002,103	381,528
Issuance of stock awards	51,036	—
Restricted stock canceled for tax withholding	(20,769)	—
Balance at June 30, 2018	12,032,370	381,528
Issuance of stock awards	29,591	—
Restricted stock canceled for tax withholding	(9,258)	—
Balance at September 30, 2018	12,052,703	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

	Foreign Currency Translation Adjustments	Unrealized Holding Gains and Losses on Marketable Securities, net	Unrealized Gains and Losses on Derivative Instruments, net (a)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(758)	3,900	(7,375)	(4,233)
Impact of adoption of ASU 2017-12	—	—	605	605
Adjusted balance at January 1, 2018	$(758)	3,900	(6,770)	(3,628)
Gain (loss) through Accumulated other comprehensive income (loss), net of income tax of $0	—	(1,014)	13,668	12,654
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(2,063)	738	(1,325)
Net period Other comprehensive income (loss)	—	(3,077)	14,406	11,329
Balance at March 31, 2018	$(758)	823	7,636	7,701
Gain (loss) through Accumulated other comprehensive income (loss), net of income tax of $0	—	(611)	5,096	4,485
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(212)	425	213
Net period Other comprehensive income (loss)	—	(823)	5,521	4,698
Balance at June 30, 2018	$(758)	—	13,157	12,399
Gain through Accumulated other comprehensive income (loss), net of income tax of $0	—	—	3,165	3,165
Reclassifications of loss into Net loss, net of income tax of $0	—	—	104	104
Net period Other comprehensive income	—	—	3,269	3,269
Balance at September 30, 2018	$(758)	—	16,426	15,668

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 9, Derivatives, for further information.

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

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. Diluted shares outstanding excluded an aggregate of 581,891 unvested restricted shares and performance units for the three and nine months ended September 30, 2018 because their inclusion would have been anti-dilutive. Diluted shares outstanding excluded an aggregate of 247,148 unvested restricted shares and performance units for the three and nine months ended September 30, 2017 because their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of shares of Series A and Series B Common Stock	12,361,495	12,207,649	12,329,497	12,170,367

(13)    Commitments, Contingencies and Other Liabilities

Brinks Home Security was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Brinks Home Security Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. In the second quarter of 2017, Brinks Home Security and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, Brinks Home Security paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, Brinks Home Security paid the remaining $23,000,000 of the Settlement Amount. Brinks Home Security is actively seeking to recover the Settlement Amount under its insurance policies held with multiple carriers.  On November 1, 2018, Brinks Home Security settled its claim against one such carrier in which the carrier agreed to pay Brinks Home Security $9,750,000 in the fourth quarter of 2018.  This amount will be recognized in the consolidated statement of operations at such time.  Brinks Home Security continues to seek to recover additional funds under its insurance policies from the remaining carriers.

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

Other Legal Proceedings

On August 27, 2018, holders purporting to own approximately 68% of the Convertible Notes filed a complaint in the Court of Chancery in the State of Delaware against Ascent Capital and each of its directors and executive officers.

On September 5, 2018, holders purporting to own approximately 69% of the Convertible Notes filed an amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and a motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the exchange offer related to the Senior Notes of Brinks Home Security announced by Ascent Capital and Brinks Home Security on August 30, 2018.

On October 1, 2018, holders purporting to own approximately 78% of the Convertible Notes filed a second amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the transactions announced by Ascent Capital and Brinks Home Security on September 25, 2018.

On October 22, 2018, the Court of Chancery of the State of Delaware entered a Third Scheduling Order Governing Plaintiffs’ Motion for Preliminary Injunction (“the Scheduling Order”). The Scheduling Order provides, among other things, that the preliminary injunction hearing will be held on December 5, 2018.

On November 2, 2018, holders purporting to own approximately 53% of the Convertible Notes (the “Plaintiffs”) filed a third amended complaint (the “Third Amended Complaint”) in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers. The Third Amended Complaint alleges that Ascent Capital’s participation in the transactions announced by Ascent Capital and Brinks Home Security on October 30, 2018 (the “October 30th Transactions”) would be detrimental to Ascent Capital and, if consummated, would result in Ascent Capital becoming insolvent. The Third Amended Complaint further alleges that the October 30th Transactions would (i) result in a breach of Ascent Capital’s directors’ fiduciary duties to Ascent Capital and (ii) constitute a constructive or intentional fraudulent transfer by using assets of Ascent Capital necessary for the repayment of the Notes for other purposes. The Third Amended Complaint seeks (i) injunctive relief to prevent Ascent Capital from engaging in the October 30th Transactions, which would allegedly dissipate Ascent Capital’s assets, and (ii) a declaratory judgment that approval of the October 30th Transactions constitutes a breach of fiduciary duty by Ascent Capital’s directors and that consummation of the October 30th Transactions would constitute a fraudulent transfer by Ascent Capital. Also on November 2, 2018, the Plaintiffs filed an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the October 30th Transactions.

The Third Amended Complaint could be amended, or similar claims could be brought, challenging the October 30th Transactions, and we cannot assure you that such claims will be unsuccessful, will not require us to pay damages (including costs and expenses of the action) or will not have a material effect on any such October 30th Transactions. Ascent Capital believes that the claims in the Third Amended Complaint are meritless, and Ascent Capital intends to vigorously defend against this action.

(14)    Subsequent Events

On October 30, 2018, Ascent Capital and Brinks Home Security entered into the Amended and Restated Support Agreement. Under the agreement, Brinks Home Security will commence an Exchange Offer for its Senior Notes (the "Exchange Offer") and commence a consent solicitation for certain proposed amendments to its Credit Facility (the "Bank Amendments"), both described in the Amended and Restated Support Agreement. Ascent Capital will contribute $75 million in cash to Brinks Home Security under the terms of the Amended and Restated Support Agreement.

Pursuant to the Bank Amendments, the interest rate per annum payable in respect of the Credit Facility term loan shall be increased by 100 basis points and the interest rate per annum payable in respect of the Credit Facility revolver shall be increased by 75 basis points. In addition, Brinks Home Security would seek to amend certain restrictive covenants in the Credit Facility as described in the Amended and Restated Support Agreement, including the ability for Brinks Home Security to issue second lien notes. Additionally, the total availability under the Credit Facility revolver would be permanently decreased from $295 million to $250 million.

Pursuant to the Exchange Offer, Brinks Home Security would make an offer to eligible holders of its Senior Notes to exchange them for new Second Lien Notes due 2023 (the "Second Lien Notes") and solicit the consent of such holders to eliminate or waive all or substantially all restrictive covenants and events of default in the indenture governing the Senior Notes. The interest payable in respect of the new Second Lien Notes will be paid 5.5% per annum in cash and 6.5% per annum in kind.

If the Bank Amendments are not completed by a certain date, Brinks Home Security will commence an alternative exchange offer of new unsecured notes and cash in exchange for the existing Senior Notes.

Ascent Capital, Brinks Home Security, the Consenting Noteholders and the Credit Facility Lenders all have certain termination rights as defined in the Amended and Restated Support Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, the consummation of proposed debt refinancing transactions, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 4, Revenue Recognition, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which requires a goodwill impairment to be recognized as the difference of the fair value and the carrying value of the reporting unit. See note 6, Goodwill, in the notes to the accompanying condensed consolidated financial statements for further discussion.

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

The table below presents subscriber data for the twelve months ended September 30, 2018 and 2017:

	Twelve Months Ended September 30,
	2018	2017
Beginning balance of accounts	998,087	1,059,634
Accounts acquired	110,358	103,650
Accounts canceled (b)	(161,657)	(157,896)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(4,631)	(7,301)
Ending balance of accounts	942,157	998,087
Monthly weighted average accounts	965,026	1,033,150
Attrition rate - Unit (b)	16.8%	15.3%
Attrition rate - RMR (b) (c)	14.1%	13.9%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the twelve months ending September 30, 2017 were recast to include an estimated 4,945 accounts included in Brinks Home Security's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2018 and 2017 was 16.8% and 15.3%, respectively. Contributing to the increase in the unit attrition rate was fewer customers under contract or in the dealer guarantee period in the twelve months ended September 30, 2018, as compared to the prior period, and increased competition from new market entrants. The RMR attrition rate for the twelve months ended September 30, 2018 and 2017 was 14.1% and 13.9%, respectively. The relatively smaller increase in the RMR attrition rate for the twelve months ended September 30, 2018 was due to Brinks Home Security's more aggressive price increase strategy. There was also a modest increase to attrition attributed to subscriber losses related to the impacts of Hurricane Maria on Brinks Home Security's Puerto Rico customer base.

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

Accounts Acquired

During the three months ended September 30, 2018 and 2017, Brinks Home Security acquired 33,065 and 21,268 subscriber accounts, respectively, through its dealer and direct-to-consumer sales channels. During the nine months ended September 30, 2018 and 2017, Brinks Home Security acquired 91,995 and 77,423 subscriber accounts, respectively, through its dealer and direct-to-consumer sales channels. Accounts acquired for the three and nine months ended September 30, 2018 reflect bulk buys of approximately 6,700 and 17,600 accounts, respectively. There were no bulk buys during the three months ended September 30, 2017. Accounts acquired for the nine months ended September 30, 2017 reflect bulk buys of approximately 3,500 accounts, respectively. The increase in accounts acquired for the three months is due to bulk buys and year over year growth in the dealer and direct-to-consumer sales channels. The increase in accounts acquired for the nine months is due to bulk buys and year over year growth in the direct-to-consumer sales channel which was partially offset by year over year decline in accounts acquired from the dealer channel.

RMR acquired during the three months ended September 30, 2018 and 2017 was $1,589,000 and $1,028,000, respectively. RMR acquired during the nine months ended September 30, 2018 and 2017 was $4,335,000 and $3,768,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$137,156	138,211	$405,922	419,909
Cost of services	35,059	30,213	100,807	89,799
Selling, general and administrative, including stock-based and long-term incentive compensation	38,199	35,793	109,992	136,809
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	59,384	160,973	178,896
Interest expense	40,943	38,360	120,017	114,011
Income tax expense from continuing operations	1,346	1,766	4,039	8,241
Net loss from continuing operations	(40,095)	(29,160)	(315,300)	(91,631)
Net loss	(40,095)	(29,160)	(315,300)	(91,539)

Adjusted EBITDA (a)
Brinks Home Security business Adjusted EBITDA	$71,282	76,910	$213,480	239,786
Corporate Adjusted EBITDA	(4,339)	(1,239)	(8,268)	(6,379)
Total Adjusted EBITDA	$66,943	75,671	$205,212	233,407
Adjusted EBITDA as a percentage of Net revenue
Brinks Home Security business	52.0%	55.6%	52.6%	57.1%
Corporate	(3.2)%	(0.9)%	(2.0)%	(1.5)%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$14,098	11,275	$38,923	29,758
Revenue associated with subscriber acquisition costs	(722)	(1,051)	(3,489)	(3,694)
Expensed Subscriber acquisition costs, net	$13,376	10,224	$35,434	26,064

(a)	See reconciliation of Net loss from continuing operations to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $1,055,000, or 0.8%, and $13,987,000, or 3.3%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $43.79 as of September 30, 2017 to $45.12 as of September 30, 2018. In addition, the Company recognized $4,216,000 and $6,986,000 increases in revenue for the three and nine months ended September 30, 2018, respectively, from the favorable impact of the new revenue recognition guidance, Topic 606, adopted effective January 1, 2018.

Cost of services.  Cost of services increased $4,846,000, or 16.0%, and $11,008,000, or 12.3%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods. The increase is primarily due to expensing certain direct and incremental field service costs on new contracts obtained in connection with a subscriber move ("Moves Costs") of $2,437,000 and $7,074,000 for the three and nine months ended September 30, 2018, respectively. Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. For comparative purposes, Moves Costs capitalized as Subscriber accounts, net for the three and nine months ended September 30, 2017 were $4,278,000 and $11,761,000, respectively. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $4,591,000 and $12,521,000 for the three and nine months ended September 30, 2018, respectively, as compared to $3,307,000 and $8,774,000 for the three and nine months ended September 30, 2017, respectively. The increase is attributable to increased production volume in the Company's direct sales channel. Cost of services as a percent of net revenue increased from 21.9% and 21.4% for the three and nine months ended September 30, 2017, respectively, to 25.6% and 24.8% for the three and nine months ended September 30, 2018, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $2,406,000, or 6.7%, for the three months ended September 30, 2018, as compared to the corresponding prior year period. The increase is primarily attributable to rebranding expense at Brinks Home Security, increased professional legal fees incurred at Ascent Capital and subscriber acquisition costs in SG&A associated with the creation of new subscribers. Subscriber acquisition costs in SG&A increased to $9,507,000 for the three months ended September 30, 2018 as compared to $7,968,000 for the three months ended September 30, 2017. These increases were offset by reduced stock-based compensation expense and severance expense. SG&A as a percent of net revenue increased from 25.9% for the three months ended September 30, 2017 to 27.9% for the three months ended September 30, 2018.

SG&A decreased $26,817,000, or 19.6%, for the nine months ended September 30, 2018, as compared to the corresponding prior year period. The decrease is primarily attributable to the $28,000,000 legal settlement recognized in the second quarter of 2017 in relation to class action litigation of alleged violation of telemarketing laws. Additionally, there were decreases in stock-based compensation expense and consulting fees related to company cost reduction initiatives. These decreases were offset by increases in SG&A subscriber acquisition costs associated with the creation of new subscribers. Subscriber acquisition costs increased to $26,402,000 for the nine months ended September 30, 2018 as compared to $20,984,000 for the nine months ended September 30, 2017. Other increases in SG&A contributing to the overall change period over period included increased professional legal fees at Ascent Capital, Brinks Home Security rebranding expense and severance expense related to transitioning Ascent Capital executive leadership. SG&A as a percent of net revenue decreased from 32.6% for the nine months ended September 30, 2017 to 27.1% for the nine months ended September 30, 2018.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $6,713,000 and $17,923,000, or 11.3% and 10.0%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended September 30, 2018 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the third quarter of 2017, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $1,870,000 and $5,633,000 decrease in amortization expense for the three and nine months ended September 30, 2018, respectively. The decrease is partially offset by increased amortization related to accounts acquired subsequent to September 30, 2017.

Interest expense.  Interest expense increased $2,583,000 and $6,006,000, or 6.7% and 5.3%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $38,749,000 and $311,261,000 and income tax expense from continuing operations of $1,346,000 and $4,039,000 for the three and nine months ended September 30, 2018, respectively.  The Company had pre-tax loss from continuing operations of $27,394,000 and $83,390,000 and income tax expense from continuing operations of $1,766,000 and $8,241,000 for the three and nine months ended September 30, 2017, respectively. Income tax expense for the three and nine months ended September 30, 2018 and 2017 is attributable to Brinks Home Security's state tax expense and the deferred tax impact from amortization of deductible goodwill related to Brinks Home Security's business acquisitions. The decrease in income tax expense is primarily attributable to the impact of the decrease in the U.S. federal corporate income tax rate from 35% to 21% as a result of new tax reform legislation enacted in the fourth quarter of 2017.

Net loss from continuing operations. The Company had net loss from continuing operations of $40,095,000 for the three months ended September 30, 2018, as compared to $29,160,000 for the three months ended September 30, 2017. The increase in net loss is primarily attributable to the $6,731,000 refinancing expense incurred in the third quarter of 2018 related to the Senior Notes. The remaining increase is driven by decreases in operating income (which is discussed above) and increases in interest expense.

The Company had net loss from continuing operations of $315,300,000 for the nine months ended September 30, 2018, as compared to $91,631,000 for the nine months ended September 30, 2017. The increase in net loss is primarily attributable to the $214,400,000 goodwill impairment recognized in the second quarter of 2018, reductions in net revenue and the gains on sale of Ascent Capital properties recognized in 2017 offset by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017 as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss from continuing operations to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(40,095)	(29,160)	$(315,300)	(91,631)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	59,384	160,973	178,896
Depreciation	2,886	2,176	8,378	6,435
Stock-based compensation	682	2,393	1,652	5,968
Radio conversion costs	—	74	—	383
Legal settlement reserve	—	—	—	28,000
Severance expense (a)	—	1,248	2,955	1,275
LiveWatch acquisition contingent bonus charges	63	391	187	1,746
Rebranding marketing program	3,060	—	6,355	880
Integration / implementation of company initiatives	195	390	195	2,420
Gain on revaluation of acquisition dealer liabilities	(240)	(954)	(240)	(1,358)
Impairment of capitalized software	—	—	—	713
Gain on disposal of operating assets	—	—	—	(21,217)
Loss on goodwill impairment	—	—	214,400	—
Interest income	(624)	(617)	(1,879)	(1,575)
Interest expense	40,943	38,360	120,017	114,011
Refinancing expense	6,731	—	6,731	—
Unrealized (gain) loss on marketable securities, net	(675)	220	(3,251)	220
Income tax expense from continuing operations	1,346	1,766	4,039	8,241
Adjusted EBITDA	$66,943	75,671	$205,212	233,407

(a)	Severance expense related to transitioning executive leadership at Ascent Capital in 2018 and a reduction in headcount event and transitioning executive leadership at Brinks Home Security in 2017.

Adjusted EBITDA decreased $8,728,000, or 11.5%, and $28,195,000, or 12.1%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018, an increase in subscriber acquisition costs and Ascent Capital professional legal fees as discussed above.

Brinks Home Security's consolidated Adjusted EBITDA was $71,282,000 and $213,480,000 for the three and nine months ended September 30, 2018, respectively, as compared to $76,910,000 and $239,786,000 for the three and nine months ended September 30, 2017, respectively.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net increased to $13,376,000 and $35,434,000 for the three and nine months ended September 30, 2018, respectively, as compared to $10,224,000 and $26,064,000 for the three and nine months ended September 30, 2017, respectively. The increase in subscriber acquisition costs, net is primarily attributable to increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

At September 30, 2018, we had $137,561,000 of cash and cash equivalents. We may use a portion of these assets to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Brinks Home Security.  During the nine months ended September 30, 2018 and 2017, our cash flow from operating activities was $69,534,000 and $113,914,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2018 and 2017, the Company used cash of $111,531,000 and $119,081,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2018 and 2017, the Company used cash of $11,513,000 and $9,999,000, respectively, to fund its capital expenditures.

On September 27, 2018, Brinks Home Security borrowed an incremental $26,691,000 on its Credit Facility revolver (as defined below) to fund its October 1, 2018 interest payment due under the Senior Notes.

The existing long-term debt of the Company at September 30, 2018 includes the aggregate principal balance of $1,918,875,000 under (i) the Ascent Capital convertible senior notes totaling $96,775,000 in aggregate principal amount, maturing on July 15, 2020 and bearing interest at 4.00% per annum (the “Convertible Notes”), (ii) the Brinks Home Security senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the “Senior Notes”), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Brinks Home Security secured credit agreement dated March 23, 2012, as amended (the “Credit Facility”).  The Convertible Notes have an outstanding principal balance of $96,775,000 as of September 30, 2018.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2018.  The Credit Facility term loan has an outstanding principal balance of $1,078,000,000 as of September 30, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $159,100,000 as of September 30, 2018 and becomes due on September 30, 2021. The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Brinks Home Security is unable to refinance the Senior Notes by that date. In addition, if Brinks Home Security is unable to refinance the Senior Notes, or demonstrate the ability to meet its financial covenants for a period of twelve months after the issuance date, prior to the filing with the SEC of their Annual Report on Form 10-K for the year ended December 31, 2018, they may be subject to a going concern qualification in connection with their external audit report, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations. On September 24, 2018, Ascent Capital and Brinks Home Security entered into a Transaction Support Agreement (which was amended and restated pursuant to the Amended and Restated Transaction Support Agreement, entered into on October 30, 2018 (the "Amended and Restated Support Agreement")) with certain holders collectively owning or controlling not less than $380 million aggregate principal amount of the Senior Notes, representing approximately 65% of the Senior Notes (collectively, the "Consenting Noteholders"). The Amended and Restated Support Agreement incrementally included a group of lenders for the Credit Facility term loan holding over 50% of the aggregate outstanding principal amount of the Credit Facility term loan (collectively, the "Credit Facility Lenders"). The Consenting Noteholders and Credit Facility Lenders have committed to support and fully participate in proposed agreed upon transactions that would result in the refinancing of the Senior Notes, if consummated. While management continues to negotiate refinancing terms with its debt holders, as of the issuance date of these financial statements, Brinks Home Security has not refinanced the Senior Notes and there can be no assurances that the negotiations management is pursuing will result in the consummation of transactions that would refinance the Senior Notes.

Excluding consideration of a springing maturity event or going concern qualification, we will require the availability of funds to finance the strategy of our primary operating subsidiary, Brinks Home Security, which is planned to grow through the acquisition of subscriber accounts. We considered the expected cash flow from Brinks Home Security, as this business is the driver of our operating cash flows.  In addition, we considered the current borrowing capacity of Brinks Home Security's Credit Facility revolver, under which Brinks Home Security could borrow an additional $135,900,000 as of September 30, 2018, subject to certain financial covenants. We expect that cash on hand, cash flow generated from operations and available borrowings under Brinks Home Security's Credit Facility revolver will provide sufficient liquidity to finance the strategy of our primary operating subsidiary, Brinks Home Security.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2018.  Debt amounts represent principal payments by maturity date as of September 30, 2018, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2018	$—	$2,750	$—	$2,750
2019	—	11,000	—	11,000
2020	—	11,000	681,775	692,775
2021	—	170,100	—	170,100
2022	(16,425)	1,042,250	—	1,025,825
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(16,425)	$1,237,100	$681,775	$1,902,450

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, Brinks Home Security's effective weighted average interest rate on the borrowings under the Credit Facility term loans was 7.99% as of September 30, 2018.  See notes 8, 9 and 10 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 27, 2018, holders purporting to own approximately 68% of the Convertible Notes filed a complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers.

On September 5, 2018, holders purporting to own approximately 69% of the Convertible Notes filed an amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and a motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the exchange offer related to the Senior Notes of Brinks Home Security announced by Ascent Capital and Brinks Home Security on August 30, 2018.

On October 1, 2018, holders purporting to own approximately 78% of the Convertible Notes filed a second amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the transactions announced by Ascent Capital and Brinks Home Security on September 25, 2018.

On October 22, 2018, the Court of Chancery of the State of Delaware entered a Third Scheduling Order Governing Plaintiffs’ Motion for Preliminary Injunction (“the Scheduling Order”). The Scheduling Order provides, among other things, that the preliminary injunction hearing will be held on December 5, 2018.

On November 2, 2018, holders purporting to own approximately 53% of the Convertible Notes (the “Plaintiffs”) filed a third amended complaint (the “Third Amended Complaint”) in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers. The Third Amended Complaint alleges that Ascent Capital’s participation in the transactions announced by Ascent Capital and Brinks Home Security on October 30, 2018 (the “October 30th Transactions”) would be detrimental to Ascent Capital and, if consummated, would result in Ascent Capital becoming insolvent. The Third Amended Complaint further alleges that the October 30th Transactions would (i) result in a breach of Ascent Capital’s directors’ fiduciary duties to Ascent Capital and (ii) constitute a constructive or intentional fraudulent transfer by using assets of Ascent Capital necessary for the repayment of the Notes for other purposes. The Third Amended Complaint seeks (i) injunctive relief to prevent Ascent Capital from engaging in the October 30th Transactions, which would allegedly dissipate Ascent Capital’s assets, and (ii) a declaratory judgment that approval of the October 30th Transactions constitutes a breach of fiduciary duty by Ascent Capital’s directors and that consummation of the October 30th Transactions would constitute a fraudulent transfer by Ascent Capital. Also on November 2, 2018, the Plaintiffs filed an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the October 30th Transactions.

The Third Amended Complaint could be amended, or similar claims could be brought, challenging the October 30th Transactions, and we cannot assure you that such claims will be unsuccessful or will not have a material effect on any such October 30th Transactions. Ascent Capital believes that the claims in the Third Amended Complaint are meritless, and Ascent Capital intends to vigorously defend against this action.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2017 Form 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

If the value of our Series A Common Stock falls below the minimum share price and market value thresholds in the Nasdaq’s continued listing requirements for 30 consecutive trading days, our Series A Common Stock could be subject to delisting, which could have an adverse impact on the trading volume, liquidity and market price of our common stock and could lead to a default under the indenture for the Convertible Notes and the Credit Facility.

Our Series A Common Stock is listed on the Nasdaq Global Select Market. As a Nasdaq listed company, we are required to satisfy Nasdaq’s continued listing requirements, which require, among other things, that the share price of our Series A Common Stock is at least $1.00 per share and the market value of our publicly held shares is at least $15 million. From time to time this year, we have not been in compliance with those requirements. If, in the future, such non-compliance were to continue for 30 consecutive trading days, our Series A Common Stock would be subject to delisting from Nasdaq.

If our Series A Common Stock ceases to be listed on Nasdaq or another U.S. national securities exchange, this would constitute a “fundamental change,” as defined in the indenture governing our Convertible Notes. As a result, each noteholder would have the right, at such noteholder’s option, to require Ascent Capital to repurchase for cash any or all of such noteholder’s Convertible Notes on the repurchase date specified by Ascent Capital at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest. We may not have sufficient funds or be able to obtain financing if we are required to repurchase the Convertible Notes, which could cause us to default under the indenture. A default under the indenture would also cause an event of default under the Credit Facility.

In addition, a delisting of our Series A Common Stock from Nasdaq would negatively impact us because it could, among other things: (i) reduce the liquidity and market price of our common stock; (ii) reduce the amount of news and analyst coverage for our company; (iii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iv) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (v) impair our ability to provide liquid equity incentives to our employees; and (vi) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we transact from time to time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The Company did not purchase any of its own equity securities during the three months ended September 30, 2018. The following table sets forth information concerning shares withheld in payment of withholding taxes, in each case, during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (Surrendered) (1)		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2018 - 7/31/2018	6,790	(2)	$3.08	—
8/1/2018 - 8/31/2018	2,468	(2)	2.32	—
9/1/2018 - 9/30/2018	—		—	—
Total	9,258		$2.88	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of September 30, 2018, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of September 30, 2018, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, under the remaining availability of the program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Supplemental Indenture, dated as of August 30, 2018, to the Indenture, dated as of July 17, 2013, between Ascent Capital Group, Inc. (“Ascent Capital”) and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission (the “Commission”) on August 31, 2018).

10.1
Transaction Support Agreement, dated as of September 24, 2018, by and among Ascent Capital, Monitronics International, Inc. (“MONI”) and certain holders of MONI’s 9.125% Senior Notes due 2020 (the "Consenting Noteholders") (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 25, 2018).

10.2
First Amendment to Transaction Support Agreement, dated as of October 16, 2018, by and among Ascent Capital, MONI and the Consenting Noteholders (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 17, 2018).

10.3
Amended and Restated Transaction Support Agreement, dated as of October 30, 2018, by and among Ascent Capital, MONI, the Consenting Noteholders and a group of holders of Term B-2 Loans under MONI’s Credit Facility (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 30, 2018).

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

ASCENT CAPITAL GROUP, INC.

Date:	November 5, 2018	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer, General Counsel and Secretary

Date:	November 5, 2018	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)