Form 10-K
period 2018-12-31
Ascent Capital Group, Inc.
filed 2019-04-01
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by nonaffiliates of Ascent Capital Group, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 29, 2018, was approximately $32.2 million.
The number of shares outstanding of Ascent Capital Group, Inc.'s common stock as of March 18, 2019 was:
 Series A common stock 12,092,846 shares; and Series B common stock 381,528 shares.

ASCENT CAPITAL GROUP, INC.
2018 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

General Development of Business

Ascent Capital Group, Inc. ("Ascent Capital", the "Company", "we", "us" and "our") was incorporated in the state of Delaware on May 29, 2008 and was a wholly-owned subsidiary of Discovery Holding Company ("DHC"), a subsidiary of Discovery Communications, Inc. On September 17, 2008, Ascent Capital was spun off from DHC and became an independent, publicly traded company. The spin-off was intended to qualify as a tax-free transaction.

On February 26, 2018, Ascent Capital's wholly-owned subsidiary Monitronics International Inc. ("Monitronics" and, collectively with its subsidiaries, doing business as "Brinks Home SecurityTM") entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which resulted in a complete rebranding of Monitronics and its subsidiary, LiveWatch Security, LLC ("LiveWatch") as Brinks Home Security (the "Brink's License Agreement"). The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security.

At December 31, 2018, Ascent Capital's principal assets consisted of our wholly-owned operating subsidiary, Brinks Home Security and $105,921,000 of cash and cash equivalents. Subsequent to December 31, 2018, we used an aggregate of approximately $70,700,000 of our cash to make payments pursuant to the terms of the Settlement Agreement (as defined in “Part I - Item 3. Legal Proceedings - Other Legal Proceedings” of this Annual Report on Form 10-K) and an additional approximately $19,800,000 of our cash to pay holders of our outstanding 4.00% Convertible Senior Notes due 2020 (the "Convertible Notes") whose Convertible Notes were accepted for payment in the Amended Tender Offer (as defined in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report on Form 10-K).

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Brinks Home Security customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of debt refinancing, our ability to regain compliance with The Nasdaq Stock Market LLC's ("Nasdaq") continued listing rules, transferring the Company's Series A common stock listing to the Nasdaq Capital Market or quotation on the OTC Market, obtaining or maintaining any requested waiver of forbearance with respect to the Credit Facility and Senior Notes (each as defined below), the ability of Ascent Capital and Brinks Home Security to continue as going concerns, potential restructurings and strategic transactions, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors", Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•
technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures, including the phase-out of 3G and CDMA networks by cellular carriers;

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Brinks Home Security business partners;

•	the reliability and creditworthiness of Brinks Home Security's independent alarm systems dealers and subscribers;

•	changes in Brinks Home Security's expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of Brinks Home Security to refinance its existing debt or obtain future financing to grow its business;

•	Brinks Home Security's high degree of leverage and the restrictive covenants governing its indebtedness;

•	availability of, and our ability to retain, qualified personnel;

•	our ability to satisfy the continued listing standards of Nasdaq (or to cure any continued listing standard deficiencies) with respect to our Series A Common Stock;

•
our ability to repurchase our outstanding Convertible Notes if a fundamental change occurs under the indenture governing the Convertible Notes and we are required to repurchase the Convertible Notes; and

•	Brinks Home Security’s ability to refinance the Senior Notes (as defined below) or to reach an agreement on the terms of a restructuring with its stakeholders.

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

Narrative Description of Business

Ascent Capital, a Delaware corporation, is a holding company whose principal assets as of December 31, 2018 consisted of our wholly-owned operating subsidiary, Brinks Home Security, and cash and cash equivalents.  Our principal executive office is located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, telephone number (303) 628-5600.

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

•	hands-free two-way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and home automation services.

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

Our Dealer Channel, which we consider exclusive based on our right of first refusal with respect to any accounts generated by such dealers, is our largest source of customers representing 66% of gross additional customers during the year ended December 31, 2018, when excluding bulk account purchases in the period. By outsourcing the low margin, high fixed-cost elements of Brinks Home Security's business to a large network of dealers, it has significant flexibility in managing our asset-light cost structure across business cycles. Accordingly, Brinks Home Security is able to allocate capital to growing its revenue-generating customer base rather than to local offices or depreciating hard assets and, we believe, derive higher cash flow generation.

Our Direct to Consumer Channel is an important addition to our channel diversity. Our Direct to Consumer Channel accounted for 34% of our gross additional customers during the year ended December 31, 2018, when excluding bulk account purchases in the period. Our Direct to Consumer Channel provides customers with a DIY home security product and a professional installation option. Our DIY offering provides an asset-light, geographically unconstrained product. In contrast to our Dealer Channel with local market presence, our Direct to Consumer Channel generates accounts through leads from direct response marketing. The Direct to Consumer Channel, including DIY, is expected to lower creation costs per account acquired.

Brinks Home Security generates nearly all of its revenue from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  Additional revenue is also generated as our customers bundle other interactive services with their traditional monitoring services. During the year ended December 31, 2018, 94% of new customers purchased at least one of Brinks Home Security's interactive services alongside traditional security monitoring services. As of December 31, 2018, Brinks Home Security had 921,750 subscribers generating $41,700,000 of Recurring Monthly Revenue ("RMR").

Brinks Home Security generates incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis. As of December 31, 2018, Brinks Home Security provided wholesale monitoring services for approximately 56,000 accounts. The incremental revenue streams do not represent a significant portion of our overall revenue.

Sales and Marketing

In June 2018, management began marketing the Brinks Home Security brand directly to consumers through internet and print national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with our authorized dealer nationwide network, is an effective way for Brinks Home Security to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with the nationally marketed Brinks Home Security brand, accompanied with its high quality service and support, Brinks Home Security is able to cost-effectively provide local services and take advantage of economies of scale where appropriate. Brinks Home Security also offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

Dealer Channel

Brinks Home Security's Dealer Channel consists of approximately 300 independent dealers who are typically small businesses that sell and install alarm systems.  These dealers generally do not retain the AMAs due to the scale and large upfront investment required to build and efficiently operate monitoring stations and related infrastructure.  These dealers typically sell the AMAs to third parties and outsource the monitoring function for any AMAs they retain. The initial contract term for contracts generated by the dealers are typically three years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. Brinks Home Security has the ability to monitor signals from nearly all types of residential security systems.

Brinks Home Security generally enters into exclusive contracts with dealers that typically have initial terms ranging between two to five years, with renewal terms thereafter. In order to maximize revenue and geographic diversification, Brinks Home Security partners with dealers from throughout the U.S. We believe Brinks Home Security's ability to maximize return on invested capital is largely dependent on the quality of our dealers and the accounts acquired. In addition, rigorous underwriting standards are applied to, and a detailed review is conducted of, each AMA to be acquired.

Brinks Home Security generally acquires each new AMA at a cost based on a multiple of the account's RMR. The dealer contracts generally provide that if an acquired AMA is terminated within the first 12 months, the dealer must replace the AMA or refund the AMA purchase price. To secure the dealer’s obligation, Brinks Home Security typically retains a percentage of the AMA purchase price.

Customer Integration and Marketing

Dealers in our Dealer Channel typically introduce customers to Brinks Home Security when describing its central monitoring station.  Following the acquisition of an AMA from a dealer, the customer is notified that Brinks Home Security is responsible for all their monitoring and customer service needs.  The customer's awareness and identification of the Brinks Home Security brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed below. All materials provided in the dealer model focus on the Brinks Home Security brand and its role as the single source of support for the customer.

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

Dealer Marketing Support

Brinks Home Security offers its authorized dealers an extensive marketing support program that is focused on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	vehicle graphics;

•	trade show booths; and

•	clothing bearing the Brinks Home Security brand name.

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

Negotiated Account Acquisitions

In addition to the development of Brinks Home Security's Dealer Channel, it periodically acquires alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Our management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner.

Direct to Consumer Channel

Brinks Home Security is also a leading DIY home security provider offering professionally monitored security services through the Direct to Consumer Channel. The Direct to Consumer Channel obtains subscribers through e-commerce online sales and through a trained inside sales phone operation. Historically, this channel offered substantial equipment subsidies to initiate, renew or upgrade AMAs. However, Brinks Home Security has recently changed its approach on the initial sale and is now charging and collecting full sales price on most of its equipment offerings. For certain qualified customers, third party financing is available for customers to pay for their equipment. Brinks Home Security receives the cash for these sales from the third party financing company, of which Brinks Home Security pays a contractual financing fee per transaction. Contract terms for AMAs originated through the Direct to Consumer Channel can vary depending on packages selected, with the current standard offering being a three year contract. Brinks Home Security is recently exploring no contract options for certain security offerings. The Direct to Consumer Channel is currently the primary channel to market and acquire customers subscribing to alarm monitoring and other interactive services provided in our Nest Labs, Inc. ("Nest") partnership.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, Brinks Home Security pre-configures the alarm monitoring system based on the customer's specifications, then packages and ships the equipment directly to the customer. The customer can either self-install the equipment or Brinks Home Security can provide an installation technician to perform the installation on-site. The customer or installation technician activates the monitoring service with Brinks Home Security's central station over the phone.

Customer Operations

Once a customer has contracted for services, Brinks Home Security provides 24-hour monitoring services through its alarm monitoring center as well as billing and 24-hour technical support through its customer care center, located in Farmers Branch, Texas.  Brinks Home Security's alarm monitoring center has received the Monitoring Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

Brinks Home Security also has a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at its primary alarm monitoring and customer care center.

Brinks Home Security's telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal is delivered to the operator's computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  Brinks Home Security never dispatches its own personnel to the subscriber's premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, Brinks Home Security will contract with an independent third party responder if available in that area.

Security system interactive and home automation services are contracted with and provided by various third party technology companies to the subscriber.

Brinks Home Security seeks to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer care center handles all general inquiries from all subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Brinks Home Security has a proprietary centralized information system that enables it to satisfy a substantial amount of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, Brinks Home Security relies on its nationwide network of independent service dealers and over 85 employee field service technicians to provide such service.  Brinks Home Security closely monitors service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2018, Brinks Home Security dispatched approximately 255 independent service dealers around the country to handle its field service.

Customers

We believe Brinks Home Security's subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process focusing on both the dealers and the AMAs to be acquired, contributes significantly to the high quality of Brinks Home Security's subscriber base. For each of the last five calendar years, the average credit score associated with AMAs that were acquired was 710 or higher on the FICO scale.

Approximately 94% of Brinks Home Security's subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, it can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

Pursuant to the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. The Brink's License Agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby Monitronics can extend the agreement beyond 20 years. Brinks Home Security also owns certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to our "ASAPer" system, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Corporate Strategy

Ascent Capital may seek opportunities to leverage Brinks Home Security's operating platform and capital position through strategic acquisitions and investments in the security alarm monitoring industry as well as other life safety industries.

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

Brinks Home Security Strategy

Brinks Home Security's goal is to maximize return on invested capital, which it believes may be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration

Brinks Home Security seeks to capitalize on what it views as the current limited market penetration in security services and grow its existing customer base through the following initiatives:

•	continue to develop its leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage its Direct to Consumer Channel to competitively secure new customers without significantly altering its existing asset-light business model;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

Proactively Manage Customer Attrition

Customer attrition has historically been reasonably predictable and Brinks Home Security regularly identifies and monitors the principal drivers thereof, including its customers' credit scores, which Brinks Home Security believes are the strongest predictors of retention. Brinks Home Security seeks to maximize customer retention by consistently offering high quality automated home monitoring services and increasing the average life of acquired AMAs through the following initiatives:

•	maintain the high quality of Brinks Home Security's customer base by continuing to implement its highly disciplined AMA acquisition program;

•
continue to motivate Brinks Home Security's dealers to obtain only high-quality accounts through incentives built into purchase multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	prioritize the inclusion of interactive and home automation services in the AMAs that Brinks Home Security purchases, which we believe increases customer retention;

•	proactively identifying customers "at-risk" for attrition through new technology initiatives;

•	improve customer care and first call resolution;

•
continue to implement initiatives to reduce core attrition, which include more effective initial on-boarding of customers, conducting customer surveys at key touchpoints and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of Brinks Home Security's operations and the low fixed and variable costs inherent in its cost structure, we believe we will continue to experience Adjusted EBITDA margins as costs are spread over our recurring revenue streams. In addition, Brinks Home Security seeks to optimize the rate of return on investment by managing subscriber acquisition costs, or the costs of acquiring an account ("Subscriber Acquisition Costs"). Subscriber Acquisition Costs, whether capitalized or expensed, include the direct costs related to the Direct to Consumer Channel, the acquisition costs to acquire AMAs from the

Dealer Channel and certain sales and marketing costs. Brinks Home Security consistently offers what it views as competitive rates for account acquisition. We believe our cash flows may also benefit from continued efforts to decrease Brinks Home Security's cost to serve by investing in customer service automation and targeting cost saving initiatives.  For a discussion of Adjusted EBITDA, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Industry; Competition

The security alarm industry is highly competitive and fragmented. Brinks Home Security's competitors include other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations that operate in multiple industries, including the technology, telecommunications and cable businesses. Brinks Home Security's significant competitors for obtaining subscriber AMA's are:

•	ADT, Inc. ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services, Inc.;

•	Vector Security, Inc.;

•	Comcast Corporation;

•	SimpliSafe, Inc.; and

•	Ring LLC.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe Brinks Home Security competes effectively with its competitors due to its reputation for reliable monitoring, customer and technical services, the quality of its services, and its relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as Brinks Home Security, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to Brinks Home Security's.  In these instances, Brinks Home Security must also compete with these programs in recruiting dealers.  We believe Brinks Home Security competes effectively with other dealer programs due to the quality of its dealer support services and its competitive acquisition terms.  Brinks Home Security's significant competitors for recruiting dealers are:

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

Enhanced Call Verification has been implemented as standard policy by Brinks Home Security.

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

For additional information on the regulatory frame work in which Brinks Home Security operates, please see "ITEM 1A. RISK FACTORS — Factors Relating to Regulatory Matters."

Employees

At December 31, 2018, Ascent Capital, together with its subsidiaries, had over 1,190 full-time employees and over 40 part-time employees, all of which are located in the U.S.

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

Factors Relating to Brinks Home Security

Brinks Home Security has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

Brinks Home Security has a significant amount of indebtedness.  As of December 31, 2018, Brinks Home Security had principal indebtedness of $1,219,450,000 related to a term loan maturing in September 2022 and a revolving credit facility maturing in September 2021, both under its Credit Agreement, dated March 23, 2012 (as amended and restated, the "Credit Facility"), as well as $585,000,000 of 9.125% senior notes (the "Senior Notes") due April 2020. At December 31, 2018, Brinks Home Security also had outstanding a 12.5% intercompany promissory note of $12,000,000 due to Ascent Capital in October 2020, of which $9,750,000 was subsequently repaid and $2,250,000 was contributed to Brinks Home Security's stated capital in January 2019. That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•
make it more difficult for Brinks Home Security to satisfy its obligations with respect to its existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing its indebtedness could result in an event of default under such agreements;

•
require Brinks Home Security to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under its indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;

•
limit Brinks Home Security's ability to obtain additional financing required to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•	expose Brinks Home Security to market fluctuations in interest rates;

•	place Brinks Home Security at a competitive disadvantage compared to some of its competitors that are less leveraged;

•	reduce or delay investments and capital expenditures; and

•
cause any refinancing of Brinks Home Security's indebtedness to be at higher interest rates and require Brinks Home Security to comply with more onerous covenants, which could further restrict its business operations.

The agreements governing Brinks Home Security's various debt obligations, including its Credit Facility and the indenture governing the Senior Notes, impose restrictions on its business and the business of its subsidiaries and such restrictions could adversely affect Brinks Home Security's ability to undertake certain corporate actions.

The agreements governing Brinks Home Security's indebtedness restrict its ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of its capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates, including Ascent Capital;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	make capital expenditures in excess of certain annual limits;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of AMAs;

•	make certain amendments to its organizational documents;

•	make changes in the nature of its business;

•	enter into certain burdensome agreements;

•	make accounting changes;

•	use proceeds of loans to purchase or carry margin stock; and

•	prepay its Senior Notes.

In addition, Brinks Home Security also must comply with certain financial covenants under the Credit Facility that require it to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.25 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the Credit Facility requires Brinks Home Security to maintain a consolidated senior secured Eligible RMR leverage ratio (as defined in the Credit Facility) of no more than 31.0 to 1.00 and a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 31.5 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. If Brinks Home Security cannot comply with any of these financial covenants, or if Brinks Home Security or any of its subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and Brinks Home Security may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit its ability to manage its working capital requirements, and could result in the acceleration of a substantial amount of Brinks Home Security's indebtedness.

Brinks Home Security may be unable to obtain future financing or refinance its existing indebtedness on terms acceptable to Brinks Home Security or at all, which may hinder its ability to grow its business or satisfy is obligations and could adversely affect its ability to continue as a going concern.

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

Additionally, Brinks Home Security may be unable to refinance its existing indebtedness, which could affect its ability to satisfy its obligations. The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Brinks Home Security is unable to refinance the Senior Notes by that date. Further, as there is substantial doubt about Brinks Home Security's ability to continue as a going concern, Brinks Home Security has received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which is an event of default under Brinks Home Security’s Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. A default under the Credit Facility is also an event of default under the Senior Notes. Further, in connection with management’s negotiations with its creditors, Brinks Home Security did not make its Senior Notes interest payment due on April 1, 2019.  The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments.  If an event of default, the holders of the Senior Notes may declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be immediately due and payable.

Brinks Home Security has obtained a waiver from the Credit Facility revolving loan lenders and a forbearance from the Credit Facility term lenders, in each case with respect to the default in connection with the going concern qualification contained in Brinks Home Security’s external audit report of their Annual Report on Form 10-K for the year ended December 31, 2018 (the “Going Concern Default”), and in each case through April 30, 2019, subject to the terms and conditions of the waiver and forbearance. The waiver obtained from the Credit Facility revolving loan lenders allows Brinks Home Security to continue to borrow under the revolving credit facility under the Credit Facility for up to $195,000,000 at an alternate base rate plus 3.00%. The forbearance obtained from the Credit Facility term lenders states that the term loan lenders will not exercise remedies with respect to an event of default that may occur from the Going Concern Default. The Going Concern Default and any resulting event of default under the Credit Facility term loan would continue despite the forbearance in respect thereto, absent a waiver from the term loan lenders. To the extent any waiver or forbearance under the Credit Facility expires, any acceleration as a result of an event of default under the Credit Facility would trigger an event of default under the indenture governing the Senior Notes. To the extent an event of default under such indenture occurs, Brinks Home Security would seek to obtain a waiver or forbearance from the bondholders thereunder. To the extent Brinks Home Security is unable to receive a continuing waiver or forbearance of such a default or event of default, as applicable, from the lenders under its Credit Facility or the bondholders under the indenture governing the Senior Notes, Brinks Home Security would be unable to meet its obligations thereunder and would need to take other measures to satisfy its creditors, which could result in significant negative and other consequences, as described under "Brinks Home Security has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business."

Brinks Home Security may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to its business and to its and our investors.

Brinks Home Security is currently analyzing various alternatives to address its liquidity and capital structure and is in active dialogue with various stakeholders regarding a possible restructuring. Brinks Home Security is not able to predict its success in attempting to negotiate with these parties. Brinks Home Security has engaged financial and legal advisors to assist it in, among other things, analyzing strategic alternatives to address its liquidity and capital structure, including strategic and refinancing alternatives to restructure its indebtedness. However, if Brinks Home Security’s attempts are unsuccessful or it is unable to complete such a restructuring on satisfactory terms, it may choose to pursue a filing under Chapter 11 of the Bankruptcy Code. If an agreement is reached and Brinks Home Security decides to pursue a restructuring, it may be necessary for Brinks Home Security and certain of its affiliates to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring through a plan of reorganization before the bankruptcy court. Brinks Home Security may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of its obligations if it is unable to reach an agreement with its creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate it seeking relief in Chapter 11. It may be necessary to commence such a bankruptcy case in the very near future. Also, if an agreement is not reached, certain creditors could commence involuntary bankruptcy cases against Brinks Home Security.

So long as a bankruptcy case continues, Brinks Home Security’s senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on its business operations. Bankruptcy cases also might make it more difficult to retain management and other personnel necessary to the success and growth of Brinks Home Security’s business. In addition, the longer a bankruptcy case continues, the more likely it is that Brinks Home Security’s customers, dealers and suppliers would lose confidence in its ability to reorganize its businesses successfully and would seek to establish alternative commercial relationships.

It is not possible to predict the outcome of any bankruptcy case that may occur. In the event of a bankruptcy case, there can be no assurance that Brinks Home Security would be able to restructure as a going concern or successfully propose or confirm a plan of reorganization that provides for the continuation of the business post-bankruptcy. Further, it is possible that our equity interests in Brinks Home Security would be canceled and extinguished with the approval of the Bankruptcy Court and we would not be entitled to receive, and would not receive or retain, any property or interest in Brinks Home Security on account of such equity interests. Consequently, a case in Bankruptcy Court, or the potential for such a case, may result in increased volatility in the trading price of our common stock and, ultimately, the price of our common stock could be materially adversely affected. Accordingly, any trading in shares of our common stock during, or prior to any anticipated, Brinks Home Security Bankruptcy Court case is highly speculative and poses substantial risks to purchasers of shares of our common stock.

Brinks Home Security faces risks in acquiring and integrating new subscribers.

The acquisition of AMAs involves a number of risks, including the risk that the AMAs acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the AMAs, higher than expected costs for the creation of new subscribers or monitoring accounts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire an AMA is affected by the monthly recurring revenue generated by the AMA, as well as several other factors, including the level of competition, prior experience with AMAs acquired from the dealer, the number of AMAs acquired, the subscriber's credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the AMAs or, when applicable, the recoveries from dealers are lower than expected, Brinks Home Security's business and results of operations could be adversely affected.

Brinks Home Security's customer generation strategies and the competitive market for customer accounts may affect its future profitability.

A significant element of Brinks Home Security's business strategy is the generation of new customer accounts through its Dealer Channel, which accounted for a substantial portion of Brinks Home Security's new customer accounts for the year ended December 31, 2018. Brinks Home Security's future operating results will depend in large part on its ability to manage its generation strategies effectively. Although Brinks Home Security currently generates accounts through hundreds of authorized dealers, a significant portion of its accounts originate from a smaller number of dealers. Brinks Home Security experiences a loss of dealers from its dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If Brinks Home Security experiences a loss of dealers representing a significant portion of its account generation engine or if Brinks Home Security is unable to replace or recruit dealers in accordance with its business plans, Brinks Home Security's business, financial condition and results of operations could be materially and adversely affected.

In recent years, Brinks Home Security's acquisition of new customer accounts through its Dealer Channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, consumer buying behaviors, including trends of buying security products through online sources and increased competition from technology, telecommunications and cable companies in the market. Brinks Home Security is increasingly reliant on its Direct to Consumer Channel and strategic relationships with third parties, such as Nest, to counter-balance this declining account generation through its Dealer Channel. If Brinks Home Security is unable to generate sufficient accounts through its Direct to Consumer Channel and strategic relationships to replace declining new accounts through dealers, Brinks Home Security's business, financial condition and results of operations could be materially and adversely affected.

Brinks Home Security relies on a significant number of its subscribers remaining with it for an extended period of time.

Brinks Home Security incurs significant upfront costs for each new subscriber. Brinks Home Security requires a substantial amount of time, typically exceeding the initial term of the related AMA, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, Brinks Home Security's long-term performance is dependent on Brinks Home Security's subscribers remaining with it for as long as possible. This requires Brinks Home Security to minimize its rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, prolonged downturns in the housing market, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions, conversion of wireless spectrums and the affordability of Brinks Home Security's service. If Brinks Home Security fails to keep its subscribers for a sufficiently long period of time, attrition rates would be higher than expected and Brinks Home Security's financial position and results of operations could be materially and adversely affected. In addition, Brinks Home Security may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to Brinks Home Security's authorized dealer program.

Brinks Home Security is subject to credit risk and other risks associated with its subscribers.

Substantially all of Brinks Home Security's revenues are derived from the recurring monthly revenue due from subscribers under the AMAs. Therefore, Brinks Home Security is dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an AMA and are generally prohibited from canceling the AMA for the initial term of the AMA, subscribers' payment obligations are unsecured, which could impair Brinks Home Security's ability to collect any unpaid amounts from its subscribers. To the extent payment defaults by subscribers under the AMAs are greater than anticipated, Brinks Home Security's business and results of operations could be materially and adversely affected.

We are also exploring different pricing plans for our products and services, including larger up-front payments and consumer financing options for residential equipment purchases. We currently have arrangements with a third-party financing company to provide financing to customers who wish to finance their equipment purchases from us. These financing arrangements could increase the credit risks associated with our subscribers and any efforts to mitigate risk may not be sufficient to prevent our results of operations from being materially adversely affected.

Brinks Home Security is subject to credit risk and other risks associated with its dealers.

Under the standard alarm monitoring contract acquisition agreements that Brinks Home Security enters into with its dealers, if a subscriber terminates their service with Brinks Home Security during the first twelve months after the AMA has been acquired, the dealer is typically required to elect between substituting another AMA for the terminating AMA or compensating Brinks Home Security in an amount based on the original acquisition cost of the terminating AMA. Brinks Home Security is subject to the risk that dealers will breach their obligation to provide a comparable substitute AMA for a terminating AMA. Although Brinks Home Security withholds specified amounts from the acquisition cost paid to dealers for AMAs ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, Brinks Home Security is also subject to the credit risk that the dealers may not have sufficient funds to compensate Brinks Home Security or that any such dealer will otherwise breach its obligation to compensate Brinks Home Security for a terminating AMA. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, Brinks Home Security's financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of Brinks Home Security's accounts originate from a small number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of Brinks Home Security's accounts, Brinks Home Security's financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

An inability to provide the contracted monitoring service could adversely affect Brinks Home Security's business.

A disruption to the main monitoring facility, the back-up monitoring facility and/or third party monitoring facility could affect Brinks Home Security's ability to provide alarm monitoring services to its subscribers. Brinks Home Security's main monitoring facility holds Underwriter Laboratories listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that Brinks Home Security's main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that Brinks Home Security's back-up or third party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Brinks Home Security's business.

Brinks Home Security relies on third parties to transmit signals to its monitoring facilities and provide other services to its subscribers.

Brinks Home Security relies on various third party telecommunications providers and signal processing centers to transmit and communicate signals to its monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect Brinks Home Security's ability to provide alarm monitoring, home automation and interactive services to its subscribers. Brinks Home Security also relies on third party technology companies to provide home automation and interactive services to its subscribers, including video surveillance services. These technology companies could fail to provide these services consistently, or at all, which could result in Brinks Home Security's inability to meet customer demand and damage its reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facilities or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on Brinks Home Security's business. See also "Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact Brinks Home Security's business and require significant capital expenditures" below with respect to risks associated with changes in signal transmissions.

Brinks Home Security's reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in customer service.

Brinks Home Security's business depends on its reputation and ability to maintain good relationships with its subscribers, dealers and local regulators, among others. Its reputation may be harmed either through product defects, such as the failure of one or more of its subscribers' alarm systems, or shortfalls in customer service. Subscribers generally judge Brinks Home Security's performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers' expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to Brinks Home Security's reputation or subscriber relationships caused by the actions of its staff at the monitoring and customer care centers, dealers, personnel or third party service providers or any other factors could have a material adverse effect on its business, financial condition and results of operations.

Due to the ever-changing threat landscape, Brinks Home Security's products may be subject to potential vulnerabilities of wireless and Internet-of-things devices and its services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.

Companies that collect and retain sensitive and confidential information are under increasing attack by cyber-criminals around the world. While Brinks Home Security implements security measures within its products, services, operations and systems, those measures may not prevent cybersecurity breaches, the access, capture or alteration of information by criminals, the exposure or exploitation of potential security vulnerabilities, distributed denial of service attacks, the installation of malware or ransomware, acts of vandalism, computer viruses, misplaced data or data loss that could be detrimental to its reputation, business, financial condition, and results of operations. Third parties, including Brinks Home Security's dealers, partners and vendors, could also be a source of security risk to it in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access Brinks Home Security's products and services.

A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by Brinks Home Security, its partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or Brinks Home Security’s contractual or other legal obligations regarding such data, or a violation of its privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against Brinks Home Security. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of Brinks Home Security’s services and its credibility and reputation with its customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.

In addition, Brinks Home Security depends on its information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact its operations. Increasingly, Brinks Home Security’s products and services are accessed through the Internet, and security breaches in connection with the delivery of its services via the Internet may affect it and could be detrimental to its reputation, business, operating results, and financial condition. Brinks Home Security continues to invest in new and emerging technology and other solutions to protect its network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. While Brinks Home Security maintains cyber liability insurance that provides both third-party liability and first-party insurance coverages, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other event as described above.

Privacy concerns, such as consumer identity theft and security breaches, could hurt Brinks Home Security's reputation and revenues.

As part of its operations, Brinks Home Security collects a large amount of private information from its subscribers, including social security numbers, credit card information, images and voice recordings. Unauthorized parties may attempt to gain access to Brinks Home Security's systems or facilities by, among other things, hacking into Brinks Home Security's systems or facilities or those of Brinks Home Security's customers, partners or vendors, or through fraud or other means of deceiving Brinks Home Security's employees, partners or vendors. In addition, hardware, software or applications Brinks Home Security develops or obtains from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The techniques used to gain such access to Brinks Home Security's information technology systems, Brinks Home Security's data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Brinks Home Security has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. If Brinks Home Security were to experience a breach of its data security, it may put private information of its subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, Brinks Home Security may experience a general decline in consumer confidence in its business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use Brinks Home Security's services because of concerns over data privacy or credit card fraud, Brinks Home Security's ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of its network, boost general consumer confidence in its business, or prevent credit card fraud and identity theft, Brinks Home Security may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in Brinks Home Security's business or additional capital expenditure requirement could have a material adverse effect on its business, financial condition and results of operations.

Brinks Home Security's independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.

Brinks Home Security generates a portion of its new customers through its authorized dealer network. Brinks Home Security relies on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. If Brinks Home Security's authorized dealers experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, it may be susceptible to risks associated with its authorized dealers on which it relies to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by Brinks Home Security's authorized dealers could materially adversely affect its business, financial condition, results of operations, and cash flows.

Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact Brink Home Security's business and require significant capital expenditures.

Substantially all of Brinks Home Security's subscriber alarm systems use either cellular service or traditional land-line to communicate alarm signals from the subscribers’ locations to its monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment may require Brinks Home Security to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. For example, certain cellular carriers recently announced that they plan to retire their 3G and CDMA networks by the end of 2022, and Brinks Home Security currently estimates that the retirement of these networks will impact approximately 510,000 of its subscribers. Brinks Home Security is working on plans to identify and offer equipment upgrades to this population of subscribers. While such plans are not finalized, Brinks Home Security does expect to incur incremental costs over the next three years related to the retirement of 3G and CDMA networks. Total costs for the conversion of such customers are subject to numerous variables, including Brinks Home Security's ability to work with its partners and subscribers on cost sharing initiatives. If Brinks Home Security is unable to adapt timely to changing technologies, market conditions, customer preferences, or convert a substantial portion of its current 3G and CDMA subscribers before the 2022 retirement of these networks, its business, financial condition, results of operations and cash flows could be materially and adversely affected.

Brinks Home Security's business is subject to technological innovation over time.

Brinks Home Security's monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers' premises as well as information technology networks and systems, including Internet and Internet-based or "cloud" computing services, to collect, process, transmit, and store electronic information. Brinks Home Security may be required to implement new technology both to attract and retain subscribers or in response to changes in technology or other factors, which could require significant expenditures. Such changes could include making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. There are inherent costs and risks associated with replacing and changing these systems and implementing new systems, including potential disruption of Brinks Home Security's sales, operations and customer service functions, potential disruption of Brinks Home Security's internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into Brinks Home Security's current systems. In addition, Brinks Home Security's technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new technology systems may also cause disruptions in Brinks Home Security's business operations and have a material adverse effect on its business, cash flows, and results of operations.

Further, the availability of any new features developed for use in Brinks Home Security's industry (whether developed by Brinks Home Security or otherwise) can have a significant impact on a subscriber’s initial decision to choose Brinks Home Security's or its competitor’s products and a subscriber's decision to renew with Brinks Home Security or switch to one of its competitors. To the extent its competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by Brinks Home Security may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to Brinks Home Security in this respect. If Brinks Home Security is unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect its business by increasing its rate of subscriber attrition. Brinks Home Security also faces potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new AMAs.

The high level of competition in Brinks Home Security's industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2018, Brinks Home Security was one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. Brinks Home Security faces competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for AMAs or charge lower prices to customers for monitoring services. Brinks Home Security also faces competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs. Further, Brinks Home Security is facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over Brinks Home Security, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to Brinks Home Security, thus slowing its rate of growth, or requiring it to increase the price paid for subscriber accounts, thus reducing its return on investment and negatively impacting its revenues and results of operations.

Risks of liability from Brinks Home Security's business and operations may be significant.

The nature of the services Brinks Home Security provides potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by Brinks Home Security, the subscribers (or their insurers) could bring claims against Brinks Home Security, and Brinks Home Security has been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by Brinks Home Security, the dealers could bring claims against Brinks Home Security. Although substantially all of Brinks Home Security's AMAs and alarm monitoring contract acquisition agreements contain provisions limiting its liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the AMAs or alarm monitoring contract acquisition agreements that do not contain such provisions expose Brinks Home Security to risks of liability that could materially and adversely affect its business. Moreover, even when such provisions are included in an AMA or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on Brinks Home Security's financial condition. In addition, there can be no assurance that Brinks Home Security is adequately insured for these risks. Certain of its insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against Brinks Home Security, the resulting liability could have a material adverse effect on its financial condition or results of operations.

Future litigation could result in reputational damage for Brinks Home Security.

In the ordinary course of business, from time to time, Brinks Home Security and its subsidiaries are the subject of complaints or litigation from subscribers or inquiries or investigations from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by its dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. Brinks Home Security may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, damage resulting from such allegations may materially and adversely affect Brinks Home Security's reputation in the communities it services, regardless of whether such allegations are unfounded. Such reputational damage could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to Brinks Home Security or at all.

A loss of experienced employees could adversely affect Brinks Home Security.

The success of Brinks Home Security has been largely dependent upon the active participation of its officers and employees. The loss of the services of key members of its management for any reason may have a material adverse effect on its operations and the ability to maintain and grow its business. Brinks Home Security depends on the managerial skills and expertise of its management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the AMAs and administering and providing dealer services under the contract acquisition agreements. There is no assurance that Brinks Home Security will be able to retain its current management and other experienced employees or replace them satisfactorily to the extent they leave its employ. The loss of Brinks Home Security's experienced employees' services and expertise could materially and adversely affect Brinks Home Security's business.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact Brinks Home Security's results of operations, including prolonged downturns in the economy.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that Brinks Home Security will be able to continue acquiring quality AMAs or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow Brinks Home Security's subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by its competitors. If there are prolonged durations of general economic downturn, Brinks Home Security's results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions or natural disasters in states where Brinks Home Security's subscribers are more heavily concentrated may negatively impact Brinks Home Security's results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where Brinks Home Security's subscribers are more heavily concentrated such as, Texas, California, Florida and Arizona which, in the aggregate, comprise approximately 40% of Brinks Home Security's subscribers. Further, certain of these regions are more prone to natural disasters, such as hurricanes, floods or earthquakes. Although Brinks Home Security has a geographically diverse subscriber base, adverse conditions in one or more states where its business is more heavily concentrated could have a significant adverse effect on its business, financial condition and results of operations.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, Brinks Home Security may experience a reduction in new customer growth or an increase in its subscriber attrition rate.

It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from Brinks Home Security's potential customer pool, which could hinder the growth of its business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase Brinks

Home Security's attrition rates. In either case Brinks Home Security's results of operations and growth prospects could be adversely affected.

Brinks Home Security's acquisition strategy may not be successful.

Brinks Home Security may seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that Brinks Home Security will be able to invest its capital in acquisitions that are accretive to free cash flow which could negatively impact its growth. Brinks Home Security's ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

•	failure to identify attractive acquisition candidates on acceptable terms;

•	competition from other bidders;

•	inability to raise any required financing; and

•	antitrust or other regulatory restrictions, including any requirements that may be imposed by government agencies as a condition to any required regulatory approval.

If Brinks Home Security engages in any acquisition, it will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If Brinks Home Security undertakes any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, Brinks Home Security may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and it may experience increased attrition in its subscriber base and/or a loss of dealer or other strategic relationships and difficulties integrating acquired businesses, technologies and personnel into its business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause Brinks Home Security to incur debt and expose it to liabilities. Further, Brinks Home Security may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while it intends to implement appropriate controls and procedures as it integrates any acquired companies, Brinks Home Security may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

Brinks Home Security may pursue business opportunities that diverge from its current business model, which may cause its business to suffer.

Brinks Home Security may pursue business opportunities that diverge from its current business model, including expanding its products or service offerings, investing in new and unproven technologies, adding or modifying the focus of its customer acquisition channels and forming new alliances with companies to market its services. Brinks Home Security can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, Brinks Home Security's pursuit of such business opportunities could cause its cost of investment in new customers to grow at a faster rate than its recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than Brinks Home Security's current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, Brinks Home Security might be required to draw on its Credit Facility or pursue other external financing, which may not be readily available. Further, new alliances or customer acquisition channels may also result in the cannibalization of Brinks Home Security's products, such as in the case of the alliance with Nest. Any of these factors could materially and adversely affect Brinks Home Security's business, financial condition, results of operations and cash flows.

Third party claims with respect to Brink Home Security's intellectual property, if decided against Brinks Home Security, may result in competing uses of Brinks Home Security's intellectual property or require the adoption of new, non-infringing intellectual property.

Brinks Home Security has received and may in the future receive notices claiming it committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that Brinks Home Security does not own or have rights to use all intellectual property rights used in the conduct of its business. While Brinks Home Security does not believe that any of the claims it has previously received are material, there can be no assurance that third parties will not assert future infringement claims against it or claim that its rights to its intellectual property are invalid or unenforceable, and Brinks Home Security cannot guarantee that these claims will be unsuccessful. The "Brinks" and "Brinks Home Security" trademarks are licensed from Brink's. While Brink's is required to defend its intellectual property rights related to the "Brinks" or "Brinks Home Security" trademarks, any claims involving rights to use the "Brinks"

or "Brinks Home Security" trademarks could have a material adverse effect on Brinks Home Security's business if such claims were decided against Brink's and Brink's was precluded from using or licensing the "Brinks" or "Brinks Home Security" trademarks or others were allowed to use such trademarks. If Brinks Home Security was required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that Brinks Home Security was enjoined from using any of its other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Regulatory Matters

Brinks Home Security's business operates in a regulated industry.

Brinks Home Security's business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, Brinks Home Security's advertising and sales practices and that of its dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If Brinks Home Security (through its direct marketing efforts) or Brinks Home Security's dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, it could be subject to fines, penalties, private actions, investigations or enforcement actions by government regulators. Brinks Home Security has been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While Brinks Home Security endeavors to comply with the TCPA, no assurance can be given that Brinks Home Security will not be exposed to liability as a result of its or its dealers' direct marketing efforts or debt collections. For example, Brinks Home Security recognized a legal settlement reserve in the second quarter of 2017 related to a class action lawsuit based on alleged TCPA violations. In addition, although Brinks Home Security has taken steps to insulate itself from any such wrongful conduct by its dealers, and to require its dealers to comply with these laws and regulations, no assurance can be given that it will not be exposed to liability as result of its dealers' conduct. If Brinks Home Security or any such dealers do not comply with applicable laws, Brinks Home Security may be exposed to increased liability and penalties and there can be no assurance, in the event of such liability, that Brinks Home Security would be adequately covered, if at all, by its insurance policies. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of Brinks Home Security or its dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of its business and adversely affecting its financial condition and future cash flows. In addition, most states in which Brinks Home Security operates have licensing laws directed specifically toward the monitored security services industry. Brinks Home Security's business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require Brinks Home Security to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses, including in geographic areas where its services have substantial penetration, which could adversely affect its business and financial condition. Further, if these laws and regulations were to change or Brinks Home Security failed to comply with such laws and regulations as they exist today or in the future, its business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in AMAs, or purporting to characterize certain charges in the AMAs as unlawful, could adversely affect Brinks Home Security's business and operations.

AMAs typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, Brinks Home Security may charge the customer an early cancellation fee as specified in the contract, which typically allows Brinks Home Security to charge 80% of the amounts that would have been paid over the remaining term of the contract. Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the AMAs, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact Brinks Home Security's business. Adverse judicial determinations regarding these matters could increase legal exposure to customers against whom such charges have been imposed, and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on Brinks Home Security's business and operations.

False alarm ordinances could adversely affect Brinks Home Security's business and operations.

Significant concern has arisen in certain municipalities about the high incidence of false alarms. In some localities, this concern has resulted in local ordinances or policies that restrict police response to third-party monitored burglar alarms. In addition, an increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms; measures include alarm fines to Brinks Home Security and/or our customers, limits on number of police responses allowed, and requiring certain alarm conditions to exist before a response is granted.  In extreme situations, authorities may not respond to an alarm unless a verified problem exists.

Enactment of these measures could adversely affect Brinks Home Security's future operations and business. Alarm monitoring companies operating in areas impacted by government alarm ordinances may choose to hire third-party guard firms to respond to an alarm. If Brinks Home Security needs to hire third-party guard firms, it could have a material adverse effect on its business through either increased servicing costs, which could negatively affect the ability to properly fund its ongoing operations, or increased costs to its customers, which may limit its ability to attract new customers or increase its subscriber attrition rates. In addition, the perception that police departments will not respond to monitored burglar alarms may reduce customer satisfaction or customer demand for an alarm monitoring service.  Although Brinks Home Security currently has less than 80,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of policies of this nature could adversely affect its business.

Factors Relating to Our Common Stock and Convertible Notes

Our stock price has been volatile in the past and may decline in the future.

Our common stock has experienced significant price and volume fluctuations in the past. For example, during 2018, our Series A common stock price fluctuated from a high of $12.23 to a low of $0.25. Investors may not be able to sell their shares at or above the price at which they were purchased. The market price of our common stock may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the ability, or perceived ability, of our Company and Brinks Home Security to continue as going concerns, the ability of Brinks Home Security to obtain or maintain any requested waiver or forbearance with respect to the Credit Facility and Senior Notes, potential restructurings and strategic transactions with respect to Brinks Home Security, the delisting of our Series A common stock from Nasdaq, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts' recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Brinks Home Security may be subject to United States Bankruptcy Court proceedings in the near future, which would have an adverse effect on our common stock.

See "Brinks Home Security may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to its business and to its and our investors" above for a discussion of the impact on our common stock if Brinks Home Security became subject to United States Bankruptcy Court proceedings.

Our Series A Common Stock could be delisted, which could have an adverse impact on the trading volume, liquidity and market price of our common stock and may make it more difficult for our shareholders to sell our common stock.

Our Series A Common Stock is listed on the Nasdaq Global Select Market. As a Nasdaq listed company, we are required to satisfy Nasdaq’s continued listing requirements.

On November 26, 2018, we received a letter from Nasdaq indicating that the market value of publicly held shares of our Series A common stock (“MVPHS”) for the last 30 consecutive business days was less than $15 million, which is the minimum market value of publicly held shares (the “MVPHS Requirement”) necessary to qualify for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(3)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have been provided 180 calendar days, or until May 28, 2019, to regain compliance with the MVPHS Requirement. To regain compliance, our MVPHS must be at least $15 million for at least ten consecutive business days during this 180-day period, at which point Nasdaq would provide written confirmation to us and close the matter. If we do not regain compliance with the

MVPHS Requirement within the 180-day compliance period, Nasdaq will provide notice to us that our Series A common stock is subject to delisting. We may transfer our Series A common stock to the Nasdaq Capital Market, provided we meet the listing requirements for that market, but there can be no assurance that we will meet those listing requirements.

In addition, on December 28, 2018, we received a letter (the “Minimum Bid Notice”) from Nasdaq indicating that the closing bid price of our Series A common stock for the last 30 consecutive business days was less than $1.00, which is the minimum closing bid price (the “Minimum Bid Price Requirement”) necessary to qualify for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 26, 2019, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Series A common stock must be at least $1.00 per share for at least ten consecutive business days during this 180-day period, at which point Nasdaq would provide written confirmation to the Company of compliance with the Minimum Bid Price Requirement and close the matter. The Minimum Bid Notice provides that, if we do not regain compliance with the Minimum Bid Price Requirement by June 26, 2019, we may be eligible to transfer to the Nasdaq Capital Market and take advantage of an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse split, if necessary. If we meet these requirements, we will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, but there can be no assurance that we will meet those listing requirements. If we do not regain compliance with the Minimum Bid Price Requirement by June 26, 2019, and the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are not otherwise eligible for any additional compliance period, Nasdaq will provide notice that our Series A common stock is subject to delisting.

While Nasdaq’s rules permit us to appeal any delisting determination, there can be no assurance the Nasdaq’s staff would grant our request for continued listing. Further, there can be no assurance that we will be able to regain compliance with the MVPHS Requirement or the Minimum Bid Price Requirement or maintain compliance with Nasdaq’s other continued listing requirements.

In addition, a delisting of our Series A Common Stock from Nasdaq would negatively impact us because it could, among other things: (i) reduce the liquidity and market price of our common stock; (ii) reduce the amount of news and analyst coverage for our company; (iii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing and the ability of our shareholders to sell our common stock; (iv) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (v) impair our ability to provide liquid equity incentives to our employees; and (vi) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we transact from time to time.

If our Series A Common Stock ceases to be listed on at least one U. S. national securities exchange, such cessation would trigger a fundamental change under the Indenture governing our outstanding Convertible Notes, which would give holders of our convertible notes the right to require us to repurchase all or a portion of the outstanding convertible notes.

If our Series A Common Stock ceases to be listed on at least one U.S. national securities exchange, such cessation would constitute a “fundamental change,” as such term is defined in the indenture (the “Indenture”) governing our Convertible Notes. As a result, each holder of the remaining Convertible Notes would have the right, at such noteholder’s option, to require Ascent Capital to repurchase for cash all or a portion of such noteholder’s Convertible Notes on the repurchase date specified by Ascent Capital in accordance with the provisions of the Indenture at a repurchase price equal to 100% of the principal amount thereof, together with any accrued and unpaid interest, including any unpaid “additional interest” (as such term is defined in the Indenture) to, but excluding, the “fundamental change repurchase date” (as such term is defined in the Indenture). We may not have sufficient funds, or be able to obtain financing, to pay the fundamental change repurchase price if we are required to repurchase the Convertible Notes. A failure to pay the fundamental change repurchase price if we are required to repurchase the Convertible Notes would constitute an event of default under the Indenture. If an event of default occurs under the Indenture, either the trustee under the Indenture or the holders of the requisite aggregate principal amount of the Convertible Notes then outstanding in accordance with the provisions of the Indenture may accelerate the due date of the entire outstanding principal amount of, and any accrued and unpaid interest and accrued and unpaid additional interest on all the Convertible Notes, to be due and payable immediately.

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

In addition, Brinks Home Security's Credit Facility provides that the occurrence of specified change of control events will result in an event of default thereunder, and the Senior Notes include a covenant that requires Brinks Home Security to make an offer to purchase all outstanding Senior Notes, at 101% of par, upon the occurrence of specified change of control events, each of which could cause an acquisition of our Company to be prohibitively expensive for a potential bidder.

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

Our Series B common stock is not widely held, with 95% of the outstanding shares as of December 31, 2018 beneficially owned by John C. Malone, a former director of the Company, and William Fitzgerald, Ascent Capital's Chairman of the Board. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market.  The OTC Markets tends to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of Series A common stock, which is listed and traded on the NASDAQ Global Select Market under the symbol "ASCMA."

Factors Relating to Ascent Capital and Its Corporate History and Structure

We have a history of losses and may incur losses in the future.

Brinks Home Security, our primary operating subsidiary, incurred losses in each of its last five fiscal years. In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect the market price of our common stock.

Ascent Capital is a holding company and derives substantially all of its revenue and cash flow from its primary operating subsidiary, Brinks Home Security.

Brinks Home Security is a separate and independent legal entity and has no obligation to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of Brinks Home Security to pay dividends to us is subject to, among other things, compliance with covenants in its Credit Facility and Senior Note indenture, the availability of sufficient earnings and funds, and applicable state laws. As of December 31, 2018, Brinks Home Security had principal indebtedness of $1,804,450,000. Claims of other creditors of Brinks Home Security have priority as to its assets over our claims and those of our creditors and shareholders. In addition, as of April 1, 2019, Ascent Capital had $260,000 aggregate principal amount outstanding of its Convertible Notes. Although we believe we currently have sufficient cash reserves at the Company to service our obligations under the Convertible Notes, our sources of cash remain limited as a result of our holding company structure and the restrictions on Brinks Home Security's ability to distribute cash to our Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Currently, the Company leases approximately 4,000 square feet of office space in Colorado.

Brinks Home Security leases approximately 165,000 square feet in Farmers Branch, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Brinks Home Security also leases approximately 16,000 square feet of office space in Dallas, Texas that supports its monitoring operations and back up facility.

Additionally, Brinks Home Security leases approximately 26,000 square feet of office space in St. Marys, Kansas to house sales office functions and its fulfillment center and approximately 17,500 square feet of office space in Manhattan, Kansas to house sales office functions. Brinks Home Security also leases approximately 8,100 square feet of office space in Evanston, Illinois for general administrative and sales office functions.

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

Other Legal Proceedings
On August 27, 2018, certain holders of Ascent Capital’s Convertible Notes caused an action to be filed in the Court of Chancery of the State of Delaware, captioned KLS Diversified Master Fund L.P. et. al. v. Ascent Capital Group, Inc. et al., C.A. No. 2018-0636 (as amended on September 5, 2018, October 1, 2018 and October 22, 2018, the “Noteholder Action”)

against Ascent Capital and each of its directors and executive officers. On February 11, 2019, Ascent Capital and its directors and executive officers, on the one hand, and the holders of Convertible Notes that were plaintiffs in the Noteholder Action (together with certain of each of such holders’ respective affiliates, the “Noteholder Parties”) collectively holding $75,674,000 in aggregate principal amount of Convertible Notes, representing 78.20% of the aggregate principal amount of the Convertible Notes then outstanding, on the other hand, entered into a Settlement and Note Repurchase Agreement and Release (the “Settlement Agreement”), which, among other things as described herein, (i) provided for the settlement of the Noteholder Action and the mutual release of claims related thereto (the “Settlement”) and (ii) in connection with the Settlement, provided for the delivery by the Noteholder Parties of their respective written consents (the “Consents”) with respect to all Convertible Notes held by such Noteholder Parties to certain amendments described below (the “Amendments”) to the Indenture and for the private repurchase (the “Note Repurchase”) by the Company of all Convertible Notes held by such Noteholder Parties. On February 14, 2019, the transactions contemplated in the Settlement Agreement (including the obtaining of the Consents and the Note Repurchase) were consummated and following the receipt of the Consents, the Company and the Trustee entered into the Second Supplemental Indenture, dated as of February 14, 2019 (the “Second Supplemental Indenture”), to the Indenture and the Amendments became effective. The Amendments effected by the Second Supplemental Indenture modified the Indenture to (i) remove references to subsidiary, subsidiaries and/or significant subsidiary, as applicable, of Ascent Capital from certain events of default provisions contained in Section 6.01 of the Indenture and (ii) allow conversion of Ascent Capital into a non-corporate legal form. Following the consummation of the transactions contemplated in the Settlement Agreement, on February 15, 2019, a Stipulation of Dismissal with respect to the Noteholder Action was filed in the Court of Chancery of the State of Delaware, pursuant to which the Noteholder Action was dismissed with prejudice.

The Settlement Agreement states that, in connection with the Settlement, Ascent Capital paid to the Noteholder Parties an aggregate amount of $70,666,176.28 in cash, consisting of (i) an aggregate of $6,104,720.92 for professional fees and expenses incurred on the Noteholder Parties’ behalf, (ii) an aggregate of $2,000,000.00 in consideration for the Noteholder Parties’ Consents, (iii) an aggregate of $10,808,555.36 in consideration for and in full and final satisfaction of the settled claims as set forth in the Settlement Agreement and (iv) an aggregate of $51,752,900.00 on account of the Note Repurchase.

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

Our Series A common stock trades on the Nasdaq Global Select Market under the symbol "ASCMA".  Our Series B common stock is quoted on the OTC Markets under the symbol "ASCMB", but it is not actively traded.  Stock price information for securities traded on the Nasdaq's Global Select Market can be found on the Nasdaq's website at www.nasdaq.com.

The following table sets forth the quarterly range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2018 and 2017. There is no established public trading market for Series B common stock, which are quoted on the OTC Market. Such over-the-counter market quotations reflect inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Series B
	High	Low
	Amounts in U.S. Dollar
2017:
First quarter	16.00	15.00
Second quarter	15.00	15.00
Third quarter (a)	—	—
Fourth quarter (a)	—	—
2018:
First quarter	11.40	6.67
Second quarter	5.85	5.85
Third quarter	3.78	3.00
Fourth quarter	2.50	1.65

(a)         No sales of our Series B common stock were reported during the period.

Holders

As of March 13, 2019, there were 634 record holders of our Series A common stock and 42 record holders of our Series B common stock (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our common stock and have no present intention to do so.  Any payment of cash dividends in the future will be determined by our board of directors in light of our earnings, financial condition, alternative uses for cash and other relevant considerations.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this item will be included in an amendment to this Form 10-K that will be filed with the Securities and Exchange Commission on or before April 30, 2019.

Purchases of Equity Securities by the Issuer

The Company did not purchase any of its own equity securities during the three months ended December 31, 2018. The following table sets forth information concerning shares withheld in payment of withholding taxes on certain vesting of stock awards of Series A Common Stock, in each case, during the three months ended December 31, 2018.

Period	Total number of shares purchased (surrendered) (1)		Average price paid per share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2018 - 10/31/2018	7,798	(2)	$1.71	—
11/1/2018 - 11/30/2018	2,740	(2)	0.99	—
12/1/2018 - 12/31/2018	3,291	(2)	0.35	—
Total	13,829		$1.24	—

(1)        On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, par value $0.01, from time to time. On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of December 31, 2018, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of December 31, 2018, the remaining availability under the Company's existing stock repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A common stock. The Company may also purchase shares of its Series B Common Stock, par value $0.01 per share, under the increased program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

At December 31, 2018, our principal assets consisted of our wholly-owned operating subsidiary, Brinks Home Security, and cash and cash equivalents.

Overview

Brinks Home Security and Subsidiaries

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Brinks Home Security customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch", to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical consolidated financial statements.

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 5, Revenue Recognition, in the notes to the accompanying consolidated financial statements for further discussion.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which requires a goodwill impairment to be recognized as the difference of the fair value and the carrying value of the reporting unit. See note 8, Goodwill, in the notes to the accompanying consolidated financial statements for further discussion.

The Company also adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which simplifies the application of hedge accounting guidance. The standard was early adopted effective January 1, 2018, and an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). There was no material impact as a result of this adoption to the results of operations detail below. See note 1, Basis of Presentation, in the notes to the accompanying consolidated financial statements for further discussion.

Going Concern and Potential Bankruptcy

Based on the factors discussed below in "Liquidity and Capital Resources," the Company and Brinks Home Security have each received a going concern qualification in connection with the external audit report of their respective Annual Report on Form 10-K for the year ended December 31, 2018.

Brinks Home Security has engaged financial and legal advisors to assist in considering potential alternatives to address the issues described in "Liquidity and Capital Resources." Brinks Home Security may not be able to come to an agreement with respect to the outstanding indebtedness that is acceptable to all of Brinks Home Security’s stakeholders. Brinks Home Security’s failure to refinance the Senior Notes or to reach an agreement with its stakeholders on the terms of a restructuring would have a material adverse effect on its and our liquidity, financial condition and results of operations and may result in it filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

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

The table below presents subscriber data for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Beginning balance of accounts	975,996	1,046,791
Accounts acquired	112,920	95,786
Accounts canceled (b)	(162,579)	(159,630)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(4,587)	(6,951)
Ending balance of accounts	921,750	975,996
Monthly weighted average accounts	950,705	1,016,798
Attrition rate - Unit (b)	17.1%	15.7%
Attrition rate - RMR (b) (c)	14.9%	14.1%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the year ended December 31, 2017 were recast to include an estimated 4,532 accounts included in Brinks Home Security's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the years ended December 31, 2018 and 2017 was 17.1% and 15.7%, respectively. The RMR attrition rate for the years ended December 31, 2018 and 2017 was 14.9% and 14.1%, respectively. Contributing to the increase in unit and RMR attrition was fewer customers under contract or in the dealer guarantee period in the year ended December 31, 2018, as compared to the prior period, and increased competition from new market entrants. The increase in the RMR attrition rate for the year ended December 31, 2018 is partially offset by Brinks Home Security's more aggressive price increase strategy.

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

Accounts Acquired

During the years ended December 31, 2018 and 2017, Brinks Home Security acquired 112,920 and 95,786 subscriber accounts, respectively, through its Dealer and Direct to Consumer Channels. Accounts acquired for the years ended December 31, 2018 and 2017 reflect bulk buys of approximately 17,800 and 3,500 accounts, respectively. The increase in accounts acquired for the year ended December 31, 2018 is primarily due to bulk buys completed in 2018.

RMR acquired during the years ended December 31, 2018 and 2017 was approximately $5,326,000 and $4,603,000, respectively.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in Brinks Home Security's Dealer Channel and trends in subscriber attrition, it has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

Brinks Home Security believes that generating account growth at a reasonable cost is essential to scaling its business and generating stakeholder value. In recent years, acquisition of new subscriber accounts through its Dealer Channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies in the market. Brinks Home Security currently has several initiatives in place to improve account growth, which include:

•	Enhancing its brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting high quality dealers into the Brinks Home Security Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the Direct to Consumer Channel under the Brinks Home Security brand.

Creation Costs

Brinks Home Security also considers the management of creation costs to be a key driver in improving its financial results, as lower creation costs would improve its profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the Direct to Consumer Channel, including further leveraging our partnership with Nest Labs, Inc., with expected lower creation cost multiples,

•	Expanding the use and availability of third party financing to all of its sales channels, which will drive down net creation costs, and

•	Negotiating lower subscriber account purchase price multiples in its Dealer Channel.

Attrition

While Brinks Home Security has also experienced higher subscriber attrition rates in the past few years, it has continued to develop its efforts to manage subscriber attrition, which it believes will help drive increases in its subscriber base and stakeholder value. Brinks Home Security currently has several initiatives in place to reduce subscriber attrition, which include:

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

While the uncertainties related to the successful implementation of the foregoing initiatives could impact Brinks Home Security's ability to achieve net profitability and positive cash flows in the near term, Brinks Home Security believes it will position itself to improve its operating performance, increase cash flows and create stakeholder value over the long-term.

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

	Year Ended December 31,
	2018	2017
Net revenue	$540,358	553,455
Cost of services	128,939	119,193
Selling, general and administrative, including stock-based and long-term incentive compensation	130,637	167,887
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	236,788
Interest expense	191,202	152,257
Income tax benefit from continuing operations	(11,611)	(408)
Net loss from continuing operations (b)	(698,044)	(107,651)
Net loss (b)	(698,044)	(107,559)

Adjusted EBITDA (a)
Brinks Home Security business Adjusted EBITDA	$289,448	313,553
Corporate Adjusted EBITDA	(8,616)	(7,275)
Total Adjusted EBITDA	$280,832	306,278
Adjusted EBITDA as a percentage of Net revenue
Brinks Home Security business	53.6%	56.7%
Corporate	(1.6)%	(1.3)%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$47,874	40,312
Revenue associated with subscriber acquisition costs	(4,678)	(4,852)
Expensed Subscriber acquisition costs, net	$43,196	35,460

(a)         See reconciliation of Net loss from continuing operations to Adjusted EBITDA below.
(b)         Included in Net loss from continuing operations and Net loss for the year ended December 31, 2018 is a goodwill impairment of $563,549,000. Refer to Note 8, Goodwill, for further information.

Net revenue.  Revenue decreased $13,097,000, or 2.4%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease in net revenue is attributable to the lower average number of subscribers in 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $44.04 as of December 31, 2017 to $45.27 as of December 31, 2018. In addition, the Company recognized a $8,149,000 increase in revenue for the year ended December 31, 2018 from the favorable impact of the new revenue recognition guidance, Topic 606, adopted effective January 1, 2018.

Cost of services.  Cost of services increased $9,746,000, or 8.2%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The increase is primarily due to expensing certain direct and incremental field service costs on new contracts obtained in connection with a subscriber move ("Moves Costs") of $8,646,000 for the year ended December 31, 2018. Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. For comparative purposes, Moves Costs capitalized as Subscriber accounts, net for the year ended December 31, 2017 were $14,366,000. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $14,722,000 for the year ended December 31, 2018 as compared to $12,158,000 for the year ended December 31, 2017. The increase is attributable to increased production volume in the Company's Direct to Consumer Channel. These increases were partially offset by reduced salary and wage expense due to lower headcount. Cost of services as a percent of net revenue increased from 21.5% for the year ended December 31, 2017 to 23.9% for the year ended December 31, 2018.

Selling, general and administrative.  Selling, general and administrative expense ("SG&A") decreased $37,250,000, or 22.2%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease is primarily attributable to a $28,000,000 legal settlement recognized in the second quarter of 2017 for class action litigation of alleged violation of telemarketing laws and the 2018 recognition of an aggregate of $12,500,000 in related insurance receivable settlements reached with multiple carriers that provided coverage on the matter. Also contributing to the decrease in 2018 were decreases in stock-based compensation expense, consulting fees related to company cost reduction initiatives and general and administrative headcount. These decreases were offset by increases in SG&A subscriber acquisition costs associated with the creation of new subscribers. Subscriber acquisition costs included in SG&A increased to $33,152,000 for the year ended December 31, 2018 as compared to $28,154,000 for the year ended December 31, 2017. Other increases in SG&A contributing to the overall change period over period included increased professional legal fees at Ascent Capital, Brinks Home Security rebranding expense and severance expense related to transitioning Ascent Capital executive leadership and a reduction in headcount event at Brinks Home Security. SG&A as a percent of net revenue decreased from 30.3% for the year ended December 31, 2017 to 24.2% for the year ended December 31, 2018.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $25,149,000, or 10.6%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease is related to a lower number of subscriber accounts purchased in the last year ended December 31, 2018 compared to the corresponding prior year as well as the timing of amortization of subscriber accounts acquired prior to 2018, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $7,487,000 decrease in amortization expense for the year ended December 31, 2018. The decrease is partially offset by increased amortization related to accounts acquired subsequent to December 31, 2017.

Interest expense.  Interest expense increased $38,945,000, or 25.6%, for the year ended December 31, 2018 as compared to the corresponding prior year. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method. Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2018 and 2017 was $41,430,000 and $11,111,000, respectively.  Included in the Amortization of debt discount and deferred debt costs in interest expense for the year ended December 31, 2018 is $3,128,000 of accelerated amortization related to the Convertible Notes debt discount and deferred debt costs, $2,784,000 of accelerated amortization related to the Senior Notes debt premium and deferred debt costs and $23,215,000 of accelerated amortization related to the Credit Facility debt discount and deferred debt costs.

Income tax benefit from continuing operations.  The Company had pre-tax loss from continuing operations of $709,655,000 and income tax benefit from continuing operations of $11,611,000 for the year ended December 31, 2018.  The Company had pre-tax loss from continuing operations of $108,059,000 and income tax benefit from continuing operations of $408,000 for the year ended December 31, 2017.  The income tax benefit for the year ended December 31, 2018 is attributable to the deferred tax impact of the full impairment of Brinks Home Security's goodwill, partially offset by Brinks Home Security's state tax expense incurred from Texas margin tax. The income tax benefit from continuing operations for the year ended December 31, 2017 is primarily attributable to the United States federal tax reform legislation that was enacted on December 22, 2017, which lowered the federal corporate income tax rate from 35% to 21% beginning in fiscal year 2018.

Net loss from continuing operations. The Company had net loss from continuing operations of $698,044,000 for the year ended December 31, 2018, as compared to $107,651,000 for the year ended December 31, 2017. The increase in net loss from continuing operations is primarily related to the $563,549,000 goodwill impairment recognized in 2018, reductions in net revenue and the gains on sale of Ascent Capital properties recognized in 2017 offset by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017 as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss from continuing operations to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2018	2017
Net loss from continuing operations	$(698,044)	(107,651)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	236,788
Depreciation	11,457	8,844
Stock-based compensation	1,615	7,229
Radio conversion costs	—	450
Legal settlement reserve (related insurance recovery)	(12,500)	28,000
Severance expense (a)	4,014	1,363
LiveWatch acquisition contingent bonus charges	250	189
Rebranding marketing program	7,410	880
Integration / implementation of company initiatives	516	2,425
Gain on revaluation of acquisition dealer liabilities	(240)	(1,358)
Impairment of capitalized software	—	713
Loss on goodwill impairment	563,549	—
Gain on disposal of operating assets	—	(21,217)
Interest income	(2,439)	(2,446)
Interest expense	191,202	152,257
Unrealized loss on derivative financial instruments	3,151	—
Refinancing expense	13,356	—
Unrealized (gain) loss on marketable securities, net	(3,251)	220
Release of foreign currency translation adjustments	758	—
Income tax benefit from continuing operations	(11,611)	(408)
Adjusted EBITDA	$280,832	306,278

(a)         Severance expense for the year ended December 31, 2018 related to transitioning executive leadership at Ascent Capital and a reduction in headcount event at Brinks Home Security. Severance expense for the year ended December 31, 2017 related to transitioning executive leadership and a reduction in headcount event at Brinks Home Security.

Adjusted EBITDA decreased $25,446,000, or 8.3%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018, an increase in subscriber acquisition costs and Ascent Capital professional legal fees as discussed above.

Brinks Home Security's consolidated Adjusted EBITDA was $289,448,000 and $313,553,000 for the years ended December 31, 2018 and 2017, respectively.

Expensed Subscriber acquisition costs, net. Subscriber acquisition costs, net increased to $43,196,000 for the year ended December 31, 2018 as compared to $35,460,000 for the year ended December 31, 2017. The increase in subscriber acquisition costs, net is primarily attributable to the increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

Capital Resources

At December 31, 2018, we had $105,921,000 of cash and cash equivalents. Subsequent to December 31, 2018, we used an aggregate of approximately $70,700,000 of our cash to make payments pursuant to the terms of the Settlement Agreement (as defined in “Part I - Item 3. Legal Proceedings - Other Legal Proceedings” of this Annual Report on Form 10-K) and an additional approximately $19,800,000 of our cash to pay holders of our Convertible Notes whose Convertible Notes were accepted for payment in the Amended Tender Offer (as defined below). We may use a portion of our remaining cash and cash equivalents to decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Brinks Home Security.  During the years ended December 31, 2018 and 2017, our cash flow from operating activities was $92,931,000 and $136,497,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2018 and 2017, the Company used cash of $140,450,000 and $142,909,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2018 and 2017, the Company used cash of $14,903,000 and $14,393,000, respectively, to fund its capital expenditures.

During the years ended December 31, 2018 and 2017, we purchased marketable securities for cash of $39,022,000 and $26,634,000, respectively. In addition, the Company sold marketable securities for proceeds of $143,316,000 and $1,108,000 for the years ended December 31, 2018 and 2017, respectively.

The existing long-term debt of the Company at December 31, 2018 includes the aggregate principal balance of $1,901,225,000 under (i) the Ascent Capital Convertible Notes totaling $96,775,000 in aggregate principal amount, maturing on July 15, 2020 and bearing interest at 4.00% per annum, (ii) the Brinks Home Security senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the "Senior Notes"), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Brinks Home Security secured credit agreement dated March 23, 2012, as amended (the "Credit Facility"). The Convertible Notes had an outstanding principal balance of $96,775,000 as of December 31, 2018. Following the consummation of the transactions contemplated by the Settlement Agreement and the consummation of the Amended Tender Offer (as defined below), an aggregate principal amount of $260,000 of Convertible Notes remain outstanding. The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2018. The Credit Facility term loan has an outstanding principal balance of $1,075,250,000 as of December 31, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022.  The Credit Facility revolver has an outstanding balance of $144,200,000 and a $600,000 standby letter of credit issued as of December 31, 2018, which becomes due on September 30, 2021.

On February 14, 2019, the Company repurchased $75,674,000 in aggregate principal amount of then outstanding Convertible Notes pursuant to the Settlement Agreement (as defined and described in “Part I - Item 3. Legal Proceedings - Other Legal Proceedings” of this Annual Report on Form 10-K). Convertible Notes repurchased pursuant to the Settlement Agreement were cancelled.

On February 19, 2019, the Company commenced a cash tender offer to purchase any and all of its outstanding Convertible Notes (the “Tender Offer”). On March 22, 2019, the Company entered into transaction support agreements with holders of approximately $18,554,000 in aggregate principal amount of the Convertible Notes, pursuant to which the Company agreed to increase the purchase price for the Convertible Notes in the Tender Offer to $950 per $1,000 principal amount of Convertible Notes, with no accrued and unpaid interest to be payable (as so amended, the “Amended Tender Offer”) and such holders agreed to tender, or cause to be tendered, into the Amended Tender Offer all Convertible Notes held by such holders. The Amended Tender Offer expired at 5:00 pm Eastern time on March 29, 2019 and was settled on April 1, 2019. A total of $20,841,000 in aggregate principal amount of Convertible Notes were accepted for payment pursuant to the Amended Tender Offer. The information in this Annual Report on Form 10-K shall not constitute an offer to purchase nor a solicitation of an offer to sell the Convertible Notes or any other securities of the Company, nor shall there be any offer, solicitation or sale of such securities in any state or other jurisdiction in which such an offer, solicitation or sale would be unlawful.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Brinks Home Security is unable to refinance the Senior Notes by that date. Since Brinks Home Security has not refinanced the Senior Notes and the springing maturity date of October 3, 2019 occurs in a period less than twelve months after the issuance date of the accompanying consolidated financial statements, management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.  Based on the factors above and other factors discussed below, the Company has received a going concern qualification in connection with the external audit report of this Annual Report on Form 10-K for the year ended December 31, 2018.

Furthermore, as there is substantial doubt about Brinks Home Security's ability to continue as a going concern, Brinks Home Security has received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which is an event of default under Brinks Home Security’s Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. A default under the Credit Facility is also an event of default under the Senior Notes. If an event of default under the indenture governing the Senior Notes occurs and is continuing, the holders of the Senior Notes may declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be immediately due and payable. To the extent that an event of default under the indenture governing the Senior Notes exists, Brinks Home Security will seek a waiver or forbearance of such event of default.

Brinks Home Security has obtained a waiver from the Credit Facility revolving loan lenders and a forbearance from the Credit Facility term lenders, in each case with respect to the default in connection with the going concern qualification contained in Brinks Home Security’s external audit report of their Annual Report on Form 10-K for the year ended December 31, 2018 (the “Going Concern Default”), and in each case through April 30, 2019, subject to the terms and conditions of the waiver and forbearance. The waiver obtained from the Credit Facility revolving loan lenders allows Brinks Home Security to continue to borrow under the revolving credit facility under the Credit Facility, up to $195,000,000 at an alternate base rate plus 3.00%. The forbearance obtained from the Credit Facility term lenders states that the term loan lenders will not exercise remedies with respect to an event of default that may mature from the Going Concern Default. The Going Concern Default and any resulting event of default under the Credit Facility term loan would continue, absent a waiver from the term loan lenders. To the extent any waiver or forbearance under the Credit Facility expires, any acceleration as a result of an event of default under the Credit Facility would trigger an Event of Default under the indenture governing the Senior Notes. To the extent an event of default under such indenture occurs, Brinks Home Security would seek to obtain a waiver or forbearance from the bondholders thereunder.

Nasdaq Deficiency Notices

Our Series A Common Stock is listed on the Nasdaq Global Select Market. As a Nasdaq listed company, we are required to satisfy Nasdaq’s continued listing requirements.

On November 26, 2018, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the market value of publicly held shares of our Series A common stock (“MVPHS”) for the last 30 consecutive business days was less than $15 million, which is the minimum market value of publicly held shares (the “MVPHS Requirement”) necessary to qualify for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(3)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have been provided 180 calendar days, or until May 28, 2019, to regain compliance with the MVPHS Requirement. To regain compliance, our MVPHS must be at least $15 million for at least ten consecutive business days during this 180-day period, at which point Nasdaq would provide written confirmation to us and close the matter. If we do not regain compliance with the MVPHS Requirement within the 180-day compliance period, Nasdaq will provide notice to us that our Series A common stock is subject to delisting. We may transfer our Series A common stock to the Nasdaq Capital Market, provided we meet the listing requirements for that market, but there can be no assurance that we will meet those listing requirements. Alternatively, if the Series A Common Stock is not eligible to be listed on the Nasdaq Capital Market, we intend to apply to have the Series A Common Stock quoted on the OTC Market.

In addition, on December 28, 2018, we received a letter (the “Minimum Bid Notice”) from Nasdaq indicating that the closing bid price of our Series A common stock for the last 30 consecutive business days was less than $1.00, which is the minimum closing bid price (the “Minimum Bid Price Requirement”) necessary to qualify for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 26, 2019, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Series A common stock must be at least $1.00 per share for at least ten consecutive business days during this 180-day period, at which point Nasdaq would provide written confirmation to the Company of compliance with the Minimum Bid Price Requirement and close the matter. The Minimum Bid Notice provides that, if we do not regain compliance with the Minimum Bid Price Requirement by June 26, 2019, we may be eligible to transfer to the Nasdaq Capital Market and take advantage of an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse split, if necessary. If we meet these requirements, we will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, but there can be no assurance that we will meet those listing requirements. If we do not regain compliance with the Minimum Bid Price Requirement by June 26, 2019, and the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are not otherwise eligible for any additional compliance period, Nasdaq will provide notice that our Series A common stock is subject to delisting. Alternatively, if the Series A Common Stock is not eligible to be listed on the Nasdaq Capital Market, we intend to apply to have the Series A Common Stock quoted on the OTC Market.

While Nasdaq’s rules permit us to appeal any delisting determination, there can be no assurance the Nasdaq’s staff would grant our request for continued listing. Further, there can be no assurance that we will be able to regain compliance with the MVPHS Requirement or the Minimum Bid Price Requirement or maintain compliance with Nasdaq’s other continued listing requirements.

In addition, a delisting of our Series A Common Stock from Nasdaq would negatively impact us because it could, among other things: (i) reduce the liquidity and market price of our common stock; (ii) reduce the amount of news and analyst coverage for our company; (iii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing and the ability of our shareholders to sell our common stock; (iv) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (v) impair our ability to provide liquid equity incentives to our employees; and (vi) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we transact from time to time.

If our Series A Common Stock ceases to be listed on at least one U.S. national securities exchange, such cessation would constitute a “fundamental change,” as such term is defined in the indenture (the “Indenture”) governing our 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes"). As a result, each holder of the remaining Convertible Notes would have the right, at such noteholder’s option, to require Ascent Capital to repurchase for cash all or a portion of such noteholder’s Convertible Notes on the repurchase date specified by Ascent Capital in accordance with the provisions of the Indenture at a repurchase price equal to 100% of the principal amount thereof, together with any accrued and unpaid interest, including any unpaid “additional interest” (as such term is defined in the Indenture) to, but excluding, the “fundamental change repurchase date” (as such term is defined in the Indenture). We may not have sufficient funds, or be able to obtain financing, to pay the fundamental change repurchase price if we are required to repurchase the Convertible Notes. A failure to pay the fundamental change repurchase price if we are required to repurchase the Convertible Notes would constitute an event of default under the Indenture. If an event of default occurs under the Indenture, either the trustee under the Indenture or the holders of the requisite aggregate principal amount of the Convertible Notes then outstanding in accordance with the provisions of the Indenture may accelerate the due date of the entire outstanding principal amount of, and any accrued and unpaid interest and accrued and unpaid additional interest on all the Convertible Notes, to be due and payable immediately.

Radio Conversion Costs

Recently, Brinks Home Security has become aware that certain cellular carriers of 3G and CDMA cellular networks will be retiring their 3G and CDMA networks by the end of 2022 and Brinks Home Security currently estimates that the retirement of these networks will impact approximately 510,000 of its subscribers. Brinks Home Security is working on plans to identify and offer equipment upgrades to this population of subscribers. While such plans are not finalized, Brinks Home Security does expect to incur incremental expenses over the next three years related to retirement of 3G and CDMA networks. Total costs for the conversion of such customers are subject to numerous variables, including Brinks Home Security's ability to work with its partners and subscribers on cost sharing initiatives.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations including factors discussed above.  Brinks Home Security has engaged financial and legal advisors to advise it regarding potential alternatives to address the issues described above. There can be no assurance that any such potential alternatives or restructuring transactions will be possible on acceptable terms, if at all. Brinks Home Security may not be able to come to an arrangement that is acceptable to all of its stakeholders. Brinks Home Security’s failure to reach an arrangement on the terms of a restructuring with its stakeholders would have a material adverse effect on its and our liquidity, financial condition and results of operations, including requiring it to potentially file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

We will require the availability of funds to finance the strategy of our primary operating subsidiary, Brinks Home Security, which is to grow through the acquisition of subscriber accounts.  We considered the expected cash flow from Brinks Home Security, as this business is the driver of our operating cash flows. In addition, we considered the current borrowing capacity of Brinks Home Security's Credit Facility revolver, under which Brinks Home Security could, subject to the recently obtained waiver by Credit Facility revolving lenders, borrow an additional $50,200,000 as of December 31, 2018. Without additional waivers or forbearances from its Credit Facility term and revolving lenders, there may be insufficient liquidity to finance Brinks Home Security's operating strategy.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,195,463,000 net of accumulated amortization, at December 31, 2018, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in Brinks Home Security's business acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized (the "subscriber accounts asset"). Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet.

The costs of subscriber accounts acquired in Brinks Home Security's business acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the subscriber accounts asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the subscriber accounts asset for impairment. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool, for each of the Dealer Channel and the Direct to Consumer Channel, because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

In addition, the Company reviews the subscriber accounts asset amortization methodology annually to ensure the methodology is consistent with actual experience.

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $150,612,000 and $104,006,000 as of December 31, 2018 and 2017, respectively.

Valuation of Goodwill

During the year ended December 31, 2018, we recorded a full goodwill impairment of $563,549,000. Goodwill was recorded in connection with Ascent Capital's acquisition of Monitronics in 2010 and Monitronics' subsequent business acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. As a result of the change in reportable segments, goodwill assigned to these former reporting units was reallocated and combined under the Brinks Home Security reporting unit. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of December 31, 2018. Debt amounts represent principal payments by maturity date, assuming certain accelerated maturities due to potential events of default, as of December 31, 2018.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
2019	$—	1,219,450	681,775	1,901,225
2020	—	—	—	—
2021	—	—	—	—
2022	(4,513)	—	—	(4,513)
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(4,513)	1,219,450	681,775	1,896,712

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, Brinks Home Security's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan is 8.08% as of December 31, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2018 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,506,107	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
247,500,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
49,500,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
373,230,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 44.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based upon our assessment using the criteria set forth by COSO, management has concluded that, as of December 31, 2018, Ascent Capital's internal control over financial reporting is designed and operating effectively.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ascent Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ascent Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ (deficit) equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has substantial indebtedness classified within current liabilities that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
April 1, 2019

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$105,921	10,465
Restricted cash	189	—
Marketable securities, at fair value	—	105,958
Trade receivables, net of allowance for doubtful accounts of $3,759 in 2018 and $4,162 in 2017	13,121	12,645
Prepaid and other current assets	32,202	11,175
Total current assets	151,433	140,243
Property and equipment, net of accumulated depreciation of $40,827 in 2018 and $37,915 in 2017	36,549	32,823
Subscriber accounts, net of accumulated amortization of $1,621,242 in 2018 and $1,439,164 in 2017	1,195,463	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $0 in 2018 and $42,806 in 2017	—	6,994
Goodwill	—	563,549
Deferred income tax asset, net	783	—
Other assets, net	29,316	9,348
Total assets	$1,413,544	2,054,985
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$12,668	11,092
Other accrued liabilities	36,006	56,282
Deferred revenue	13,060	13,871
Holdback liability	11,513	9,309
Current portion of long-term debt	1,895,175	11,000
Total current liabilities	1,968,422	101,554
Non-current liabilities:
Long-term debt	—	1,778,044
Long-term holdback liability	1,770	2,658
Derivative financial instruments	6,039	13,491
Deferred income tax liability, net	—	13,311
Other liabilities	2,742	3,255
Total liabilities	1,978,973	1,912,313
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,080,683 and 11,999,630 shares at December 31, 2018 and December 31, 2017, respectively	121	120
Series B common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 at both December 31, 2018 and December 31, 2017	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,425,325	1,423,899
Accumulated deficit	(1,998,487)	(1,277,118)
Accumulated other comprehensive loss, net	7,608	(4,233)
Total stockholders' (deficit) equity	(565,429)	142,672
Total liabilities and stockholders' (deficit) equity	$1,413,544	2,054,985

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts

	Year Ended December 31,
	2018	2017	2016
Net revenue	$540,358	553,455	570,372
Operating expenses:
Cost of services	128,939	119,193	115,236
Selling, general and administrative, including stock-based and long-term incentive compensation	130,637	167,887	125,892
Radio conversion costs	—	450	18,422
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	236,788	246,753
Depreciation	11,457	8,844	8,435
Loss on goodwill impairment	563,549	—	—
Gain on disposal of operating assets, net	—	(21,217)	—
	1,046,221	511,945	514,738
Operating income (loss)	(505,863)	41,510	55,634
Other expense (income), net:
Interest income	(2,439)	(2,446)	(2,282)
Interest expense	191,202	152,257	132,269
Unrealized loss on derivative financial instruments	3,151	—	—
Refinancing expense	13,356	—	9,500
Other expense (income), net	(1,478)	(242)	140
	203,792	149,569	139,627
Loss from continuing operations before income taxes	(709,655)	(108,059)	(83,993)
Income tax expense (benefit) from continuing operations	(11,611)	(408)	7,251
Net loss from continuing operations	(698,044)	(107,651)	(91,244)
Discontinued operations:
Income from discontinued operations, net of income tax of $0	—	92	—
Net loss	(698,044)	(107,559)	(91,244)
Other comprehensive income (loss):
Foreign currency translation adjustments	758	782	(1,032)
Unrealized holding gain (loss) on marketable securities, net	(3,900)	2,828	1,956
Unrealized gain on derivative contracts, net	14,378	1,582	4,589
Total other comprehensive income, net of tax	11,236	5,192	5,513
Comprehensive loss	$(686,808)	(102,367)	(85,731)

Basic and diluted earnings (loss) per share:
Continuing operations	$(56.54)	(8.83)	(7.44)
Discontinued operations	—	0.01	—
Net loss	$(56.54)	(8.82)	(7.44)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(698,044)	(107,559)	(91,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	(92)	—
Amortization of subscriber accounts, dealer network and other intangible assets	211,639	236,788	246,753
Depreciation	11,457	8,844	8,435
Stock-based and long-term incentive compensation	1,451	7,431	6,984
Deferred income tax expense (benefit)	(14,094)	(4,474)	4,201
Gain on disposal of operating assets, net	—	(21,217)	—
Non-cash legal settlement reserve (related insurance recovery)	(2,750)	23,000	—
Amortization of debt discount and deferred debt costs	41,430	11,111	10,670
Refinancing expense	13,356	—	9,500
Unrealized loss on derivative financial instruments	3,151	—	—
Bad debt expense	12,300	11,014	10,785
Loss on goodwill impairment	563,549	—	—
Other non-cash activity, net	(2,199)	(4,057)	(3,210)
Changes in assets and liabilities:
Trade receivables	(12,776)	(9,790)	(11,032)
Prepaid expenses and other assets	(14,576)	(1,669)	325
Subscriber accounts - deferred contract costs	(5,418)	(3,064)	(2,947)
Payables and other liabilities	(15,545)	(6,361)	(317)
Operating activities from discontinued operations, net	—	(3,408)	—
Net cash provided by operating activities	92,931	136,497	188,903
Cash flows from investing activities:
Capital expenditures	(14,903)	(14,393)	(9,180)
Cost of subscriber accounts acquired	(140,450)	(142,909)	(201,381)
Purchases of marketable securities	(39,022)	(26,634)	(5,036)
Proceeds from sale of marketable securities	143,316	1,108	15,184
Proceeds from disposal of operating assets	—	32,612	—
Net cash used in investing activities	(51,059)	(150,216)	(200,413)
Cash flows from financing activities:
Proceeds from long-term debt	248,800	187,950	1,280,700
Payments on long-term debt	(184,100)	(175,250)	(1,238,059)
Payments of financing costs	(10,739)	—	(16,946)
Value of shares withheld for share-based compensation	(188)	(835)	(358)
Purchases and retirement of common stock	—	—	(7,140)
Net cash provided by financing activities	53,773	11,865	18,197
Net increase (decrease) in cash, cash equivalents and restricted cash	95,645	(1,854)	6,687
Cash, cash equivalents and restricted cash at beginning of period	10,465	12,319	5,632
Cash, cash equivalents and restricted cash at end of period	$106,110	10,465	12,319
Supplemental cash flow information:
State taxes paid, net	$2,517	2,713	2,645
Interest paid	150,003	140,706	120,873
Accrued capital expenditures	552	272	558

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit) Equity
Amounts in thousands

	Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Series A	Series B	Series C
Balance at December 31, 2015	$—	123	4	—	1,417,895	(1,078,315)	(14,938)	324,769
Net loss	—	—	—	—	—	(91,244)	—	(91,244)
Other comprehensive income	—	—	—	—	—	—	5,513	5,513
Purchases and retirement of common stock	—	(4)	—	—	(7,136)	—	—	(7,140)
Stock-based compensation	—	1	—	—	7,104	—	—	7,105
Value of shares withheld for minimum tax liability	—	—	—	—	(358)	—	—	(358)
Balance at December 31, 2016	$—	120	4	—	1,417,505	(1,169,559)	(9,425)	238,645
Net loss	—	—	—	—	—	(107,559)	—	(107,559)
Other comprehensive income	—	—	—	—	—	—	5,192	5,192
Stock-based compensation	—	1	—	—	7,228	—	—	7,229
Value of shares withheld for minimum tax liability	—	(1)	—	—	(834)	—	—	(835)
Balance at December 31, 2017	$—	120	4	—	1,423,899	(1,277,118)	(4,233)	142,672
Impact of adoption of Topic 606	—	—	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	—	120	4	—	1,423,899	(1,300,443)	(3,628)	119,952
Net loss	—	—	—	—	—	(698,044)	—	(698,044)
Other comprehensive income	—	—	—	—	—	—	11,236	11,236
Stock-based compensation	—	1	—	—	1,614	—	—	1,615
Value of shares withheld for minimum tax liability	—	—	—	—	(188)	—	—	(188)
Balance at December 31, 2018	$—	121	4	—	1,425,325	(1,998,487)	7,608	(565,429)

See accompanying notes to consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)                         Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. and its consolidated subsidiaries (collectively, "Brinks Home SecurityTM"), are the primary, wholly owned subsidiaries of the Company. On August 16, 2013, Brinks Home Security acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, Brinks Home Security acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition").

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Brinks Home Security customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both DIY and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated Brinks Home Security basis, which excludes corporate Ascent Capital activities and consolidation eliminations not associated with the operation of Brinks Home Security. Total assets related to corporate Ascent Capital activities are $107,815,000 and $113,698,000 as of December 31, 2018 and 2017, respectively. Net gain (loss) from continuing operations before income taxes related to corporate Ascent Capital activities was $(16,311,000), $5,131,000 and $(14,835,000) for the years ended December 31, 2018, 2017 and 2016, respectively.

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented.

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606) ("Topic 606") using the modified retrospective approach on January 1, 2018, at which time it became effective for the Company. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

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

The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 5, Revenue Recognition and note 8, Goodwill in the notes to the consolidated financial statements for further discussion.

The Company’s Series A Common Stock is listed on the Nasdaq Global Select Market. As a Nasdaq listed company, the Company is required to satisfy Nasdaq’s continued listing requirements.

On November 26, 2018, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the market value of publicly held shares of the Company’s Series A common stock (“MVPHS”) for the last 30 consecutive business days was less than $15 million, which is the minimum market value of publicly held shares (the “MVPHS Requirement”) necessary to qualify for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(3)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided 180 calendar days, or until May 28, 2019, to regain compliance with the MVPHS Requirement. To regain compliance, the Company’s MVPHS must be at least $15 million for at least ten consecutive business days during this 180-day period, at which point Nasdaq would provide written confirmation to the Company and close the matter. If the Company does not regain compliance within the 180-day compliance period, Nasdaq will provide notice to the Company that its Series A common stock is subject to delisting.

In addition, on December 28, 2018, the Company received a letter (the “Minimum Bid Notice”) from Nasdaq indicating that the closing bid price of its Series A common stock for the last 30 consecutive business days was less than $1.00, which is the minimum closing bid price (the “Minimum Bid Price Requirement”) necessary to qualify for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until June 26, 2019, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Series A common stock must be at least $1.00 per share for at least ten consecutive business days during this 180-day period, at which point Nasdaq would provide written confirmation to the Company of compliance with the Minimum Bid Price Requirement and close the matter. If the Company does not regain compliance with the Minimum Bid Price Requirement by June 26, 2019, and the Nasdaq staff determines that it will not be able to cure the deficiency, or if it is not otherwise eligible for any additional compliance period, Nasdaq will provide notice that its Series A common stock is subject to delisting.

While Nasdaq’s rules permit the Company to appeal any delisting determination, there can be no assurance the Nasdaq’s staff would grant its request for continued listing. Further, there can be no assurance that the Company will be able to regain compliance with the MVPHS requirement or the Minimum Bid Price Requirement or maintain compliance with Nasdaq’s other continued listing requirements.

In addition, a delisting of our Series A Common Stock from Nasdaq would negatively impact the Company because it could, among other things: (i) reduce the liquidity and market price of the Company’s common stock; (ii) reduce the amount of news and analyst coverage for the Company; (iii) reduce the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing and the ability of our shareholders to sell its common stock; (iv) limit the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing it from accessing the public capital markets; (v) impair the Company’s ability to provide liquid equity incentives to its employees; and (vi) have negative reputational impact for the Company with its customers, suppliers, employees and other persons with whom it transacts from time to time.

If the Company’s Series A Common Stock ceases to be listed on at least one U.S. national securities exchange, such cessation would constitute a “fundamental change,” as such term is defined in the indenture (the “Indenture”) governing our 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes"). As a result, each remaining holder of the Convertible Notes would have the right, at such noteholder’s option, to require the Company to repurchase for cash all or a portion of such noteholder’s Convertible Notes on the repurchase date specified by the Company in accordance with the provisions of the Indenture at a repurchase price equal to 100% of the principal amount thereof, together with any accrued and unpaid interest, including any unpaid “additional interest” (as such term is defined in the Indenture) to, but excluding, the “fundamental change repurchase date” (as such term is defined in the Indenture). The Company may not have sufficient funds, or be able to obtain financing, to pay the fundamental change repurchase price if it is required to repurchase the Convertible Notes. A failure to pay the fundamental change repurchase price if the Company is required to repurchase the Convertible Notes would constitute an event of default under the Indenture. If an event of default occurs under the Indenture, either the trustee under the Indenture or the holders of the requisite aggregate principal amount of the Convertible Notes then outstanding in accordance with the provisions of the Indenture may accelerate the due date of the entire outstanding principal amount of, and any accrued and unpaid interest and accrued and unpaid additional interest on all the Convertible Notes, to be due and payable immediately.

(2)                         Going Concern

The Company has substantial indebtedness at December 31, 2018, including Brinks Home Security's $585,000,000 principal of senior notes, maturing on April 1, 2020 (the "Senior Notes"), and its existing credit facility with a term loan in principal of $1,075,250,000 as of December 31, 2018, maturing September 30, 2022, and a revolving credit facility with an outstanding balance of $144,200,000 as of December 31, 2018, maturing September 30, 2021 (the term loan and the revolver, together, the "Credit Facility"). The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Brinks Home Security is unable to refinance the Senior Notes by that date. Since Brinks Home Security has not refinanced the Senior Notes and the springing maturity date of October 3, 2019 occurs in a period less than twelve months after the issuance date of these consolidated financial statements, management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

Ascent Capital and Brinks Home Security have engaged financial and legal advisors to assist them in considering potential alternatives to address the issues described above. As of the issuance date of these consolidated financial statements, Brinks Home Security has not refinanced the Senior Notes and there can be no assurance that any refinancing, or an alternative restructuring of its outstanding indebtedness will be possible on acceptable terms, if at all. Brinks Home Security may not be able to come to an agreement with respect to the outstanding indebtedness that is acceptable to all of Brinks Home Security’s stakeholders. Brinks Home Security’s failure to refinance the Senior Notes or to reach an agreement with its stakeholders on the terms of a restructuring would have a material adverse effect on its liquidity, financial condition and results of operations and may result in it filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Senior Notes and Credit Facility.

Based on the factors above, the Company has received a going concern qualification in connection with the external audit report of this Annual Report on Form 10-K for the year ended December 31, 2018.

Furthermore, there is substantial doubt about Brinks Home Security’s ability to continue as a going concern within one year from the issuance date of its consolidated financial statements in its standalone Annual Report on Form 10-K for the year ended December 31, 2018. As such, Brinks Home Security has also received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which constitutes a default under Brinks Home Security’s Credit Facility. Any default under the Credit Facility may, upon the passage of time, mature into an event of default. At any time after the occurrence of an event of default under the Credit Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and the revolving loan lenders thereunder may terminate any commitment to make further loans under the revolving credit facility under the Credit Facility. Any such acceleration may constitute an event of default under the indenture governing the Senior Notes. Further, in connection with management’s negotiations with its creditors, Brinks Home Security did not make its Senior Notes interest payment due on April 1, 2019.  The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments.  If an event of default occurs and is continuing thereunder, the holders of the Senior Notes may declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be immediately due and payable.

Brinks Home Security has obtained a waiver from the Credit Facility revolving loan lenders and a forbearance from the Credit Facility term lenders, in each case with respect to the default in connection with the going concern qualification contained in Brinks Home Security’s external audit report of their Annual Report on Form 10-K for the year ended December 31, 2018 (the “Going Concern Default”), and in each case through April 30, 2019, subject to the terms and conditions of the waiver and forbearance. The waiver obtained from the Credit Facility revolving loan lenders allows Brinks Home Security to continue to borrow under the revolving credit facility under the Credit Facility for up to $195,000,000 at an alternate base rate plus 3.00%. The forbearance obtained from the Credit Facility term lenders states that the term loan lenders will not exercise remedies with respect to an event of default that may mature from the Going Concern Default. The Going Concern Default and any such event of default under the Credit Facility term loan would continue absent a waiver from the term loan lenders. To the extent any waiver or forbearance under the Credit Facility expires, any acceleration as a result of an event of default under the Credit Facility would trigger an event of default under the indenture governing the Senior Notes. To the extent an event of default under such indenture occurs, Brinks Home Security would seek to obtain a waiver or forbearance from the bondholders thereunder.

The Company’s consolidated financial statements as of December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

(3)                         Summary of Significant Accounting Policies

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

Trade Receivables

Trade receivables consist primarily of amounts due from subscribers for recurring monthly monitoring services over a wide geographical base.  Brinks Home Security performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  Brinks Home Security has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2018 and 2017 was $3,759,000 and $4,162,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2018	$4,162	12,300	(12,703)	3,759
2017	$3,043	11,014	(9,895)	4,162
2016	$2,762	10,785	(10,504)	3,043

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Brinks Home Security performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the subscriber accounts that are acquired.  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising Brinks Home Security's customer base.

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

Investments

All investments in marketable securities held by the Company in the prior year were classified as available-for-sale ("AFS") and were carried at fair value generally based on quoted market prices.  The Company recorded unrealized changes in the fair value of AFS securities in Accumulated other comprehensive loss on the consolidated balance sheets.  When these investments were sold, the gain or loss realized on the sale was recorded in Other income, net in the consolidated statements of operations and comprehensive income (loss). In the third quarter of 2018, Ascent Capital divested of all marketable securities.

Inventories

Inventories consist of security system components and parts and are stated at the lower of cost (using the weighted average costing method) or net realizable value. Inventory is included in Prepaid and other current assets on the consolidated balance sheets and was $4,868,000 and $3,495,000 at December 31, 2018 and 2017, respectively.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Computer systems and software	3 - 5 years
Furniture and fixtures	5 - 7 years

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in Brinks Home Security's business acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized. Upon adoption of Topic 606, all costs on new subscriber contracts obtained in connection with a subscriber move ("Moves Costs") are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet.

The costs of subscriber accounts acquired in Brinks Home Security's business acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $204,130,000, $226,697,000 and $236,673,000 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Based on subscriber accounts held at December 31, 2018, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2019	$185,338
2020	$161,949
2021	$143,426
2022	$130,246
2023	$121,634

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the Subscriber Accounts Asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the Subscriber Accounts Asset for impairment. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool, for each of the Dealer Channel and the Direct to Consumer Channel, because of the assets' homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Dealer Network and Other Intangible Assets

Dealer network was an intangible asset that related to the dealer relationships that were acquired as part of the Security Networks Acquisition.  Other intangible assets consisted of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. These intangible assets were fully amortized during 2018. The LiveWatch trade mark asset was initially to be amortized over 10 years. Upon the rollout of the Brinks Home Security brand in the second quarter of 2018, it was determined that the LiveWatch trade mark asset had no remaining useful life and the remaining asset balance was amortized. Amortization of dealer network and other intangible assets was $6,994,000, $9,830,000 and $9,830,000 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. As a result of the change in reportable segments, goodwill assigned to these former reporting units was reallocated and combined under the Brinks Home Security reporting unit. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

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

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations were translated into U.S. dollars using exchange rates on the balance sheet date, and revenue and expenses were translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments were deferred and were included in stockholders' equity as a component of Accumulated other comprehensive loss. The Company dissolved all of its foreign subsidiaries in 2018. The cumulative foreign currency translation adjustment recorded in Accumulated other comprehensive loss was reclassified through Other expense (income), net on the consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by Brinks Home Security.  See note 5, Revenue Recognition, for the accounting policy under Topic 606 for periods commencing January 1, 2018.

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

FASB ASC Topic 740 specifies the accounting for uncertainty in income taxes recognized in a company's consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

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

For the years ended December 31, 2018 and 2017, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive.  Diluted shares outstanding excluded 401,083 of stock options, unvested restricted shares and performance units for the year ended December 31, 2018 because their inclusion would have been anti-dilutive.  Diluted shares outstanding excluded 259,915 stock options, unvested restricted shares and performance units for the year ended December 31, 2017 because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2018	2017	2016
Weighted average Series A and Series B shares	12,346,804	12,195,530	12,256,895

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of subscriber accounts, deferred tax assets and goodwill. These estimates are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(4)                         Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 requires a lessee of a finance lease to recognize interest expense and amortization expense of the associated asset. A lessee of an operating lease recognizes lease expense on a straight line basis over the lease term. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. ASU 2018-10, Codification Improvements to Topic 842, Leases, clarifies certain aspects of ASU 2016-12 and the two updates will be adopted concurrently. ASU 2016-02 requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach upon adoption. However, ASU 2018-11, Leases (Topic 842): Targeted Improvements provides an alternative transition method by which leases are recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption. The Company plans to adopt using this alternative and is currently evaluating the impact that these standards will have on its financial position, results of operations and cash flows.

(5)                         Revenue Recognition

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

Accounting Policy for Periods Commencing January 1, 2018

Brinks Home Security offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with Brinks Home Security’s alarm monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between Brinks Home Security and the subscriber. The equipment at the site is either obtained independently from Brinks Home Security’s network of third party Authorized Dealers or directly from Brinks Home Security via its Direct to Consumer Channel. Brinks Home Security also offers equipment sales and installation services and, to its existing subscribers, maintenance services on existing alarm equipment. Additionally, Brinks Home Security collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

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

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Alarm monitoring revenue	$498,236	537,399	552,590
Product and installation revenue	38,455	12,308	13,264
Other revenue	3,667	3,748	4,518
Total Net revenue	$540,358	553,455	570,372

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2018	At adoption
Trade receivables, net	$13,121	12,645
Contract assets, net - current portion (a)	13,452	14,197
Contract assets, net - long-term portion (b)	16,154	10,377
Deferred revenue	13,060	12,892

(a)        Amount is included in Prepaid and other current assets in the consolidated balance sheets.
(b)        Amount is included in Other assets in the consolidated balance sheets.

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company evaluated active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through Brinks Home Security's Direct to Consumer Channel or through extensions that would have been recognized in future periods under Topic 605 were recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it was allocated to product and installation performance obligations. A contract asset was recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date was recorded as an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

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

As such, when Brinks Home Security initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated accordingly. The allocation is based on the SSP of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by Brinks Home Security through its Direct to Consumer Channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis is recognized earlier under Topic 606 than it was recognized under Topic 605, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

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

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. Certain direct and incremental costs were capitalized under Topic 605, including on new AMAs obtained in connection with Moves Costs. Under Topic 606, Moves Costs are expensed as incurred to accompany the allocated revenue recognized upon product and installation performance obligations recognized at the AMA inception. There are no other significant changes in contract costs that are capitalized or the period over which they are expensed.

Impacts on Consolidated Financial Statements

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the year ended December 31, 2018 (in thousands):

i. Consolidated balance sheets

	Impact of changes in accounting policies
	As reported December 31, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$105,921	—	105,921
Restricted cash	189	—	189
Trade receivables, net of allowance for doubtful accounts	13,121	—	13,121
Prepaid and other current assets	32,202	(13,452)	18,750
Total current assets	151,433	(13,452)	137,981
Property and equipment, net of accumulated depreciation	36,549	—	36,549
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,195,463	45,970	1,241,433
Deferred income tax asset, net	783	—	783
Other assets, net	29,316	(16,154)	13,162
Total assets	$1,413,544	16,364	1,429,908
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$12,668	—	12,668
Other accrued liabilities	36,006	—	36,006
Deferred revenue	13,060	1,347	14,407
Holdback liability	11,513	—	11,513
Current portion of long-term debt	1,895,175	—	1,895,175
Total current liabilities	1,968,422	1,347	1,969,769
Non-current liabilities:
Long-term debt	—	—	—
Long-term holdback liability	1,770	—	1,770
Derivative financial instruments	6,039	—	6,039
Other liabilities	2,742	—	2,742
Total liabilities	1,978,973	1,347	1,980,320
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock	—	—	—
Series A common stock	121	—	121
Series B common stock	4	—	4
Series C common stock	—	—	—
Additional paid-in capital	1,425,325	—	1,425,325
Accumulated deficit	(1,998,487)	15,017	(1,983,470)
Accumulated other comprehensive income, net	7,608	—	7,608
Total stockholders’ (deficit) equity	(565,429)	15,017	(550,412)
Total liabilities and stockholders’ (deficit) equity	$1,413,544	16,364	1,429,908

ii. Consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported year ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$540,358	(8,149)	532,209
Operating expenses:
Cost of services	128,939	(6,263)	122,676
Selling, general and administrative, including stock-based and long-term incentive compensation	130,637	(1,670)	128,967
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	7,487	219,126
Depreciation	11,457	—	11,457
Loss on goodwill impairment	563,549	—	563,549
	1,046,221	(446)	1,045,775
Operating loss	(505,863)	(7,703)	(513,566)
Other expense (income), net:
Interest income	(2,439)	—	(2,439)
Interest expense	191,202	—	191,202
Unrealized loss on derivative financial instruments	3,151	—	3,151
Refinancing expense	13,356	—	13,356
Other expense (income), net	(1,478)	—	(1,478)
	203,792	—	203,792
Loss before income taxes	(709,655)	(7,703)	(717,358)
Income tax expense	(11,611)	—	(11,611)
Net loss	(698,044)	(7,703)	(705,747)
Other comprehensive income (loss):
Foreign currency translation adjustments	758	—	758
Unrealized holding loss on marketable securities, net	(3,900)	—	(3,900)
Unrealized gain on derivative contracts, net	14,378	—	14,378
Total other comprehensive income, net of tax	11,236	—	11,236
Comprehensive loss	$(686,808)	(7,703)	(694,511)

iii. Consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported year ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(698,044)	(7,703)	(705,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	7,487	219,126
Depreciation	11,457	—	11,457
Stock-based and long-term incentive compensation	1,451	—	1,451
Deferred income tax expense	(14,094)	—	(14,094)
Non-cash legal settlement reserve (related insurance recovery)	(2,750)	—	(2,750)
Amortization of debt discount and deferred debt costs	41,430	—	41,430
Refinancing expense	13,356	—	13,356
Unrealized loss on derivative financial instruments	3,151	—	3,151
Bad debt expense	12,300	—	12,300
Goodwill impairment	563,549	—	563,549
Other non-cash activity, net	(2,199)	—	(2,199)
Changes in assets and liabilities:
Trade receivables	(12,776)	—	(12,776)
Prepaid expenses and other assets	(14,576)	6,379	(8,197)
Subscriber accounts - deferred contract acquisition costs	(5,418)	89	(5,329)
Payables and other liabilities	(15,545)	(581)	(16,126)
Net cash provided by operating activities	92,931	5,671	98,602
Cash flows from investing activities:
Capital expenditures	(14,903)	—	(14,903)
Cost of subscriber accounts acquired	(140,450)	(5,671)	(146,121)
Purchases of marketable securities	(39,022)	—	(39,022)
Proceeds from sale of marketable securities	143,316	—	143,316
Net cash used in investing activities	(51,059)	(5,671)	(56,730)
Cash flows from financing activities:
Proceeds from long-term debt	248,800	—	248,800
Payments on long-term debt	(184,100)	—	(184,100)
Payments of financing costs	(10,739)	—	(10,739)
Value of shares withheld for share-based compensation	(188)	—	(188)
Net cash provided by financing activities	53,773	—	53,773
Net increase in cash, cash equivalents and restricted cash	95,645	—	95,645
Cash, cash equivalents and restricted cash at beginning of period	10,465	—	10,465
Cash, cash equivalents and restricted cash at end of period	$106,110	—	106,110

(6)                         Investments in Marketable Securities

In the third quarter of 2018, Ascent Capital divested of all marketable securities, which primarily consisted of diversified corporate bond funds. The following table presents a summary of amounts recorded on the consolidated balance sheets (amounts in thousands):

	As of December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Equity securities	$—	—	—	—
Mutual funds	—	—	—	—
Ending balance	$—	—	—	—

	As of December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Total
Equity securities	$3,432	2,039	—	5,471
Mutual funds (a)	98,628	1,859	—	100,487
Ending balance	$102,060	3,898	—	105,958

(a)	Primarily consists of corporate bond funds.

The following table provides the realized and unrealized investment gains and losses recognized in the consolidated statements of operations (amounts in thousands):

	Year end December 31,
	2018	2017	2016
Net gains and (losses) recognized during the period on marketable securities	$2,234	2,828	1,956
Less: Net gains and (losses) recognized during the period on marketable securities sold during the period	$2,234	1	869
Unrealized gains and (losses) recognized during the reporting period on marketable securities still held at the reporting date	$—	2,827	1,087

(7)                         Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2018	2017
Property and equipment, net:
Leasehold improvements	$776	$1,597
Computer systems and software	73,426	66,128
Furniture and fixtures	3,174	3,013
	77,376	70,738
Accumulated depreciation	(40,827)	(37,915)
	$36,549	$32,823

Depreciation expense for property and equipment was $11,457,000, $8,844,000 and $8,435,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(8)                         Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at December 31, 2016	$527,502	$36,047	$—	$563,549
Period activity	—	—	—	—
Balance at December 31, 2017	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Goodwill impairment	—	—	(349,149)	(349,149)
Balance at December 31, 2018	$—	$—	$—	$—

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of May 31, 2018, the Company determined that a triggering event had occurred due to a sustained decrease in the Company's share price. In response to the triggering event, the Company performed a quantitative impairment test for both the MONI and LiveWatch reporting units. Fair value was determined using a combination of an income-based approach (using a discount rate of 8.50%) and a market-based approach for the MONI reporting unit and an income-based approach (using a discount rate of 8.50%) for the LiveWatch reporting unit. Based on the analysis, the fair value of the LiveWatch reporting unit substantially exceeded its carrying value, while the carrying amount of the MONI reporting unit exceeded its estimated fair value, which indicated an impairment at the MONI reporting unit.

The Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test, and as such, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded an impairment charge of $214,400,000 for the MONI reporting unit during the three months ended June 30, 2018. Factors leading to this impairment are primarily the experience of overall lower account acquisition in recent periods. Using this information, we adjusted the growth outlook for this reporting unit, which resulted in reductions in future cash flows and a lower fair value calculation under the income-based approach. Additionally, decreases in observable market share prices for comparable companies in the quarter reduced the fair value calculated under the market-based approach.

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

In connection with the Company's annual goodwill impairment assessment, in which the Company performed a quantitative test in the fourth quarter of its fiscal year, based on October 31 balances, the carrying amount of the Brinks Home Security reporting unit exceeded its estimated fair value. Fair value was determined using an income-based approach (using a discount rate of 8.50%) for the Brinks Home Security reporting unit. Since the carrying amount exceeded the reporting unit's fair value, we recorded an additional impairment charge of $349,149,000, the amount of the remaining carrying value of goodwill. This impairment is primarily attributable to projected decreasing cash flows resulting from a declining customer base.  The Company’s projections were revised based on recent historical trends as well as other various outlook considerations, which resulted in reductions in future cash flows and enterprise valuation.

(9)                         Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Accrued payroll and related liabilities	$4,957	$3,953
Interest payable	15,537	15,927
Income taxes payable	2,742	2,950
Legal settlement reserve (a)	—	23,000
Other	12,770	10,452
Total Other accrued liabilities	$36,006	$56,282

(a)        See note 17, Commitments, Contingencies and Other Liabilities, for further information.

(10)                         Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 9.1%	$90,725	$82,614
Brinks Home Security 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.5%	585,000	580,159
Brinks Home Security term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.3%	1,075,250	1,059,598
Brinks Home Security $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 4.8%	144,200	66,673
	1,895,175	1,789,044
Less current portion of long-term debt	(1,895,175)	(11,000)
Long-term debt	$—	$1,778,044

Ascent Capital Convertible Senior Notes

The Ascent Capital Convertible Notes total $96,775,000 in aggregate principal amount, mature on July 15, 2020 and bear interest at 4.00% per annum.  Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. On August 30, 2018, Ascent Capital entered into a Supplemental Indenture in which the Company surrendered its right to elect to deliver shares of common stock or a combination of cash and shares of common stock upon conversion of the Convertible Notes (the "Convertible Notes Supplemental Indenture"). Following the execution of the Supplemental Indenture, the Company may satisfy its conversion obligation solely in cash.

See note 1, Basis of Presentation, for information about the potential of a delisting of our Series A Common Stock from Nasdaq, which may accelerate the due date of the entire outstanding principal amount of, and any accrued and unpaid interest and accrued and unpaid additional interest on all the Convertible Notes, to be due and payable immediately. Given this potential, the outstanding debt of the Convertible Notes has been classified as Current portion of long-term debt in the consolidated balance sheets as of December 31, 2018.

See note 17, Commitments, Contingencies and Other Liabilities, and note 19, Subsequent Events, for further explanation of the Convertible Notes repurchased pursuant to the Settlement Agreement, the Second Supplemental Indenture and the cash tender offer that all occurred subsequent to December 31, 2018.

Under certain circumstances, the remaining holders of the Convertible Notes ("Noteholders") have the right, at their option, to convert all or any portion of such Convertible Notes, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Series A Common Stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price per share of Series A Common Stock of approximately $102.804

(the "Conversion Price").  In addition, Noteholders have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

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

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of December 31, 2018	As of December 31, 2017
Principal	$96,775	$96,775
Unamortized discount	(5,666)	(13,263)
Deferred debt costs	(384)	(898)
Carrying value	$90,725	$82,614

The Company amortized $8,111,000, $4,335,000 and $3,533,000 of the Convertible Notes debt discount and deferred financing costs into interest expense for the years ended December 31, 2018, 2017 and 2016, respectively. Included in the amortization of debt discount and deferred financing costs for the year ended December 31, 2018 is accelerated amortization of $3,128,000, which was accelerated due to the subsequent settlement of the Convertible Notes and the potential of any remaining Convertible Notes being settled at close to par given certain circumstances existing as of December 31, 2018. Prior to the acceleration of the debt discount, the Company was using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which was being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $3,871,000 on the Convertible Notes for each of the years ended December 31, 2018, 2017 and 2016.

Hedging Transactions Relating to the Offering of the Convertible Notes

In connection with the issuance of the Convertible Notes, Ascent Capital entered into separate privately negotiated purchased call options (the "Bond Hedge Transactions").  The Bond Hedge Transactions require the counterparties to offset Series A Common Stock deliverable or cash payments made by Ascent Capital upon conversion of the Convertible Notes in the event that the volume-weighted average price of Series A Common Stock on each trading day of the relevant valuation period is greater than the strike price of $102.804, which corresponds to the Conversion Price of the Convertible Notes.  The Bond Hedge Transactions cover, subject to anti-dilution adjustments, approximately 1,007,000 shares of Series A Common Stock, which is equivalent to the number of shares initially issuable upon conversion of the Convertible Notes, and are expected to reduce the potential dilution with respect to the Series A Common Stock, and/or offset potential cash payments Ascent Capital is required to make in excess of the principal amount of the Convertible Notes upon conversion. Following the execution of the Convertible Notes Supplemental Indenture, the Company may satisfy its conversion obligation relating to the Convertible Notes solely in cash.

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

Brinks Home Security Senior Notes

The Brinks Home Security Senior Notes total $585,000,000 in principal, mature on April 1, 2020, and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Brinks Home Security's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Senior Notes.

Potential Credit Facility covenant breaches in 2019, which may include the acceleration of the maturity of the Credit Facility term loan and the Credit Facility revolver (as described below), would be an event of default under the Senior Notes. If an event of default occurs and is continuing, the holders of the Senior Notes could declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be due and payable immediately. As such, the outstanding debt of the Senior Notes as of December 31, 2018 has been classified as Current portion of long-term debt in the consolidated balance sheets.

Included in the amortization of deferred financing costs and debt premium related to the Senior Notes for the year ended December 31, 2018 is accelerated amortization of $2,784,000, which was accelerated as Brinks Home Security was not able to obtain a permanent waiver of the Going Concern Default under the Credit Facility as of the issuance date of these consolidated financial statements.

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

As of December 31, 2018, the Credit Facility term loan has a principal amount of $1,075,250,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $144,200,000 and a $600,000 standby letter of credit issued as of December 31, 2018, maturing on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2018, subject to the recently obtained waiver by Credit Facility revolving lenders, $50,200,000 is available for borrowing under the Credit Facility revolver.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity"), if Brinks Home Security is unable to refinance the Senior Notes by that date.

The springing maturity date occurs less then twelve months from the balance sheet date of these consolidated financial statements and Brinks Home Security has not refinanced the Senior Notes as of the issuance date of these consolidated financial statements. As such, the outstanding debt of the Credit Facility term loan and the Credit Facility revolver as of December 31, 2018 has been classified as Current portion of long-term debt in the consolidated balance sheets.

Included in the amortization of deferred financing costs and debt discount related to the Credit Facility for the year ended December 31, 2018 is accelerated amortization of $23,215,000, which was accelerated as Brinks Home Security was not able to obtain a permanent waiver of the Going Concern Default under the Credit Facility as of the issuance date of these consolidated financial statements.

The Credit Facility is secured by a pledge of all of the outstanding stock of Brinks Home Security and all of its existing subsidiaries and is guaranteed by all of Brinks Home Security's existing domestic subsidiaries. Ascent Capital has not guaranteed any of Brinks Home Security's obligations under the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, Brinks Home Security has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the "Swaps"). The Swaps have been designated as effective hedges of the Company's variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, Brinks Home Security's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 8.08% as of December 31, 2018. See note 11, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Convertible Notes, the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  Excluding consideration of the Going Concern Default, as of December 31, 2018, the Company was in compliance with all required covenants under these financing arrangements. See note 2, Going Concern, for further disclosures related to the Going Concern Default.

As of December 31, 2018, principal payments scheduled to be made on the Company's debt obligations, assuming certain accelerated maturities due to potential events of default and subsequent transactions, are as follows (amounts in thousands):

2019	$1,901,225
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total principal payments	1,901,225
Less:
Unamortized discounts, premium and deferred debt costs, net	6,050
Total debt on consolidated balance sheet	$1,895,175

(11)                         Derivatives

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

At December 31, 2018, derivative financial instruments included two Swaps with an aggregate fair value of $10,552,000 that constituted an asset of the Company and two Swaps with an aggregate fair value of $6,039,000 that constituted a liability to the Company.  At December 31, 2017, derivative financial instruments included two Swaps with a fair value of $7,058,000 that constituted an asset of the Company and six Swaps with an aggregate fair value of $13,817,000 that constituted a liability to the Company.  Depending on the maturity date of the Swap and the balance sheet date, Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets.  As of December 31, 2018 and 2017, no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the Swap derivative instruments was to reduce the risk associated with Brinks Home Security's term loan variable interest rates.  In effect, the Swap derivative instruments convert variable interest rates into fixed interest rates on the Company's term loan borrowings.

All of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  However, in December of 2018, given the potential for changes in Brinks Home Security's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were dedesignated as such. Before the dedesignation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized.  After the dedesignation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2018, the Company recorded an Unrealized loss on derivative financial instruments of $3,151,000. Amounts recognized in Accumulated other comprehensive income (loss) as of the dedesignation date will be amortized to Interest expense on the consolidated statements of operations and comprehensive income (loss) over the remaining contractual term of the Swaps. Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $1,890,000.

As of December 31, 2018, the Swaps' outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,506,107	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
247,500,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
49,500,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
373,230,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$12,882	(3,842)	(2,673)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(1,496)	(5,424)	(7,262)
Ineffective portion of amount of gain recognized into Net loss on interest rate swaps (a)	$—	88	423

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2018 and 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Interest rate swap agreements - assets (a)	$—	10,552	—	10,552
Interest rate swap agreements - liabilities (a)	—	(6,039)	—	(6,039)
Total	$—	4,513	—	4,513
December 31, 2017
Investments in marketable securities (b)	$105,958	—	—	105,958
Interest rate swap agreement - asset (a)	—	7,058	—	7,058
Interest rate swap agreements - liabilities (a)	—	(13,817)	—	(13,817)
Total	$105,958	(6,759)	—	99,199

(a)
Depending on the maturity date of the Swap and the balance sheet date, Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets.

(b)	Level 1 investments primarily consist of diversified corporate bond funds.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.   As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2018, 2017 and 2016.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,895,175	1,789,044
Fair value (a)	1,273,502	1,709,342

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(13)                         Income Taxes

Components of Loss from continuing operations before taxes by jurisdiction are as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(709,655)	(122,842)	(84,202)
Foreign	—	14,783	209
Loss from continuing operations before taxes	$(709,655)	(108,059)	(83,993)

The Company's Income tax expense (benefit) from continuing operations is as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	(426)	—
State	2,483	2,669	3,008
Foreign	—	1,823	42
	2,483	4,066	3,050
Deferred:
Federal	(12,892)	(4,593)	4,000
State	(1,202)	501	206
Foreign	—	(382)	(5)
	(14,094)	(4,474)	4,201
Total Income tax expense (benefit) from continuing operations	$(11,611)	(408)	7,251

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018.

Total Income tax expense (benefit) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 as a result of the following (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Computed expected tax benefit	$(149,028)	(37,821)	$(29,398)
Change in valuation allowance affecting income tax expense	54,605	31,811	30,859
US tax effect of foreign earnings and dividends	—	5,110	44
Other foreign tax rate differentials	—	1,434	31
Goodwill impairment not resulting in tax impact	78,869	—	—
Other expense (income) not resulting in tax impact	2,932	2,013	(381)
Tax amortization of indefinite-lived assets	—	4,001	4,000
2017 Federal tax reform enactment	—	(9,020)	—
State and local income taxes, net of federal income taxes	1,011	2,059	2,091
Other, net	—	5	5
Total Income tax expense (benefit) from continuing operations	$(11,611)	(408)	7,251

Components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (amounts in thousands):

	As of December 31,
	2018	2017
Accounts receivable reserves	$1,212	1,357
Accrued liabilities	3,725	10,751
Net operating loss carryforwards	195,688	172,138
Derivative financial instruments	1,780	1,705
Other deferred tax assets	5,088	6,929
Valuation allowance	(150,612)	(104,006)
Total deferred tax assets	56,881	88,874
Intangible assets	(52,476)	(95,007)
Convertible notes	(1,326)	(3,067)
Property, plant and equipment	(2,076)	(2,006)
Other deferred tax liabilities	(220)	(2,105)
Total deferred tax liabilities	(56,098)	(102,185)
Net deferred tax assets / (liabilities)	$783	(13,311)

For the year ended December 31, 2018, the valuation allowance increased by $46,606,000.  The change in the valuation allowance is primarily attributable to the impact of the full impairment of Brinks Home Security's goodwill in 2018, which contributed to the $54,605,000 increase in valuation allowance related to current year computed federal income tax benefit. This increase was offset by a decrease of $5,980,000 related to an anticipated 481(a) adjustment for a change in accounting method upon the adoption of Topic 606 for the 2018 federal tax return and other changes in deferred tax assets.

As of December 31, 2018, the Company has $770,854,000 and $262,846,000 in NOLs for federal and state tax purposes, respectively.  The federal net operating losses recognized through December 31, 2017 of $761,452,000 expire at various times from 2024 through 2037.  The state net operating loss carryforwards will expire through 2037.  Approximately $129,521,000 of the Company’s net operating losses are subject to Internal Revenue Code Section 382 limitations.  The Company has $426,000 of alternative minimum tax ("AMT") credits which will be refunded upon filing the 2018 through 2021 federal tax returns.  The Company also has $783,000 of state credits that will expire through 2026.

As of December 31, 2018, the 2015 to 2018 tax years remain open to examination by the IRS and the 2014 to 2018 tax years remain open to examination by certain state tax authorities.  The Company’s foreign tax returns subsequent to 2014 are open for review by the foreign taxing authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
As of the beginning of the year	$4,985	3,956	2,907
Increases for tax positions of current years	627	1,033	1,049
Reductions for tax positions of prior years	(6)	(4)	—
As of the end of the year	$5,606	4,985	3,956

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2018, accrued interest and penalties related to uncertain tax positions were approximately $143,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

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

Stock Options

The Company makes awards of non-qualified stock options for Ascent Capital Series A Common Stock to the Company's executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A Common Stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years. The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. There were no options granted in 2018, 2017 and 2016.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A Common Stock:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2018	1,043,532	$39.89
Granted	—	$—
Exercised	—	$—
Forfeited	(13,605)	$54.51
Expired	(572,712)	$26.69
Outstanding at December 31, 2018	457,215	$56.00
Exercisable at December 31, 2018	457,215	$56.00

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2018. The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2018 was 0.8 years.

As of December 31, 2018, there was no compensation cost related to unvested stock option awards to be recognized in the consolidated statements of operations over the next twelve months.

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

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2018	105,160	$22.57
Granted	23,947	$3.68
Vested	(68,651)	$26.77
Canceled	(11,283)	$12.74
Outstanding at December 31, 2018	49,173	$9.75

There were no outstanding Series B restricted stock awards as of December 31, 2018.

The following table presents the number and WAFV of unvested restricted stock units:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2018	272,040	$22.21
Granted	616,305	$3.68
Vested	(111,642)	$22.98
Canceled	(72,463)	$13.80
Outstanding at December 31, 2018	704,240	$6.74

As of December 31, 2018, the total compensation cost related to unvested restricted stock and stock unit awards was approximately $1,948,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 2.3 years.

Cash Incentive Plan

In 2017 and 2018, Brinks Home Security made awards to certain employees under its 2017 Cash Incentive Plan (the “2017 Plan”). The 2017 Plan provides the terms and conditions for the grant of, and payment with respect to, phantom units granted to certain officers and other key personnel of Brinks Home Security. The value of a single phantom unit (“phantom unit value”) is tied to the value of Ascent Capital Series A Common Stock. The 2017 Plan is administered by a committee (the "committee") whose members are designated by the Compensation Committee of our Board of Directors. Grants are determined by the committee, with the first grant occurring on January 1, 2017 and a second grant occurring on January 1, 2018. There were 307,697 phantom units granted as of December 31, 2018. The phantom units vest annually over a three year period beginning on the grant date and are payable in cash at each vesting date. Brinks Home Security records a liability and a charge to expense based on the phantom unit value and percent vested at each reporting period. As of December 31, 2018, $39,000 was accrued for the estimated vested value of the phantom awards.

(15)                         Stockholders' Equity

Preferred Stock

The Company’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Ascent Capital’s Board of Directors.  As of December 31, 2018, no shares of preferred stock were issued.

Common Stock

Holders of Ascent Capital Series A Common Stock are entitled to one vote for each share held, and holders of Ascent Capital Series B Common Stock are entitled to 10 votes for each share held.  Holders of Ascent Capital Series C Common Stock are not entitled to any voting powers, except as required by Delaware law.  As of December 31, 2018, 12,080,683 shares of Series A Common Stock were issued and outstanding and 381,528 shares of Series B Common Stock were issued and outstanding.  Each share of the Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.  As of December 31, 2018, no shares of Ascent Capital Series C Common Stock were issued or outstanding.

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

There were no stock repurchases pursuant to the Share Repurchase Authorizations during 2018 and 2017.

During 2016, the Company purchased 389,179 shares of its Series A Common Stock at an average purchase price of $18.35 per share for a total of approximately $7,140,000 pursuant to the Share Repurchase Authorizations.

The following table presents the activity in Ascent Capital’s Series A and Series B Common Stock for the three-year period ended December 31, 2018:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2015	12,301,248	382,359
Conversion from Series B to Series A shares	500	(500)
Issuance of restricted stock	91,859	—
Restricted stock canceled for forfeitures and tax withholding	(35,276)	—
Repurchases and retirements of Series A shares	(389,179)	—
Balance at December 31, 2016	11,969,152	381,859
Conversion from Series B to Series A shares	331	(331)
Issuance of stock awards	106,142	—
Restricted stock canceled for forfeitures and tax withholding	(75,995)	—
Balance at December 31, 2017	11,999,630	381,528
Issuance of stock awards	135,589	—
Restricted stock canceled for forfeitures and tax withholding	(54,536)	—
Balance at December 31, 2018	12,080,683	381,528

As of December 31, 2018, there were 1,161,455 shares of Ascent Capital Series A Common Stock reserved for issuance under exercise privileges of outstanding stock options and unvested restricted stock and performance unit awards.

Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustments (a)	Unrealized Holding Gains and Losses, net (b)	Unrealized Gains and Losses on Derivative Instruments, net (c)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(508)	(884)	(13,546)	(14,938)
Gain (loss) through Accumulated other comprehensive loss	(1,032)	2,991	(2,673)	(714)
Reclassifications of loss (gains) into net income	—	(1,035)	7,262	6,227
Balance at December 31, 2016	$(1,540)	1,072	(8,957)	(9,425)
Gain (loss) through Accumulated other comprehensive loss	782	2,609	(3,842)	(451)
Reclassifications of loss (gains) into net income	—	219	5,424	5,643
Balance at December 31, 2017	$(758)	3,900	(7,375)	(4,233)
Impact of adoption of ASU 2017-12	—	—	605	605
Adjusted balance at January 1, 2018	$(758)	3,900	(6,770)	(3,628)
Gain (loss) through Accumulated other comprehensive loss	—	(1,625)	12,882	11,257
Reclassifications of loss (gains) into net income	758	(2,275)	1,496	(21)
Balance at December 31, 2018	$—	—	7,608	7,608

(a)        No income taxes were recorded on foreign currency translation amounts for 2018, 2017 and 2016 because the Company is subject to a full valuation allowance.
(b)        No income taxes were recorded on the December 31, 2018, 2017 and 2016 unrealized holding gains because the Company is subject to a full valuation allowance.  Amounts reclassified into Net loss are included in Other income, net on the consolidated statement of operations.  See note 6, Investments in Marketable Securities, for further information.
(c)         No income taxes were recorded on the unrealized gain / (loss) on derivative instrument amounts for 2018, 2017 and 2016 because the Company is subject to a full valuation allowance.  Amounts reclassified into Net loss are included in Interest expense on the consolidated statement of operations.  See note 11, Derivatives, for further information.

(16)                         Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2018, 2017 and 2016 was $178,000, $183,000 and $111,000, respectively.

(17)                         Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2019	$4,739
2020	4,263
2021	3,093
2022	3,068
2023	3,087
Thereafter	20,329
Minimum lease commitments	$38,579

Rent expense for noncancelable operating leases for real property and equipment was $4,128,000, $3,899,000 and $3,862,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Legal

Brinks Home Security was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) or persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Brinks Home Security Authorized Dealer, or any Authorized Dealer's lead generator or sub-dealer. In the second quarter of 2017, Brinks Home Security and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, Brinks Home Security paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, Brinks Home Security paid the remaining $23,000,000 of the Settlement Amount. Brinks Home Security recovered a portion of the Settlement Amount under its insurance policies held with multiple carriers. In the fourth quarter of 2018, Brinks Home Security settled its claims against two such carriers in which those carriers agreed to pay Brinks Home Security an aggregate of $12,500,000.

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

Other Legal Proceedings

On August 27, 2018, certain holders of Ascent Capital’s Convertible Notes caused an action to be filed in the Court of Chancery of the State of Delaware, captioned KLS Diversified Master Fund L.P. et. al. v. Ascent Capital Group, Inc. et al., C.A. No. 2018-0636 (as amended on September 5, 2018, October 1, 2018 and October 22, 2018, the “Noteholder Action”) against Ascent Capital and each of its directors and executive officers. On February 11, 2019, Ascent Capital and its directors and executive officers, on the one hand, and the holders of Convertible Notes that were plaintiffs in the Noteholder Action (together with certain of each of such holders’ respective affiliates, the “Noteholder Parties”) collectively holding $75,674,000 in aggregate principal amount of Convertible Notes, representing 78% of the aggregate principal amount of the Convertible Notes then outstanding, on the other hand, entered into a Settlement and Note Repurchase Agreement and Release (the “Settlement Agreement”), which, among other things as described herein, (i) provided for the settlement of the Noteholder Action and the mutual release of claims related thereto (the “Settlement”) and (ii) in connection with the Settlement, provided for the delivery by the Noteholder Parties of their respective written consents (the “Consents”) with respect to all Convertible Notes held by such Noteholder Parties to certain amendments described below (the “Amendments”) to the Indenture and for the private repurchase (the “Note Repurchase”) by the Company of all Convertible Notes held by such Noteholder Parties. On February 14, 2019, the transactions contemplated in the Settlement Agreement (including the obtaining of the Consents and the Note Repurchase) were consummated and following the receipt of the Consents, the Company and the Trustee entered into the Second Supplemental Indenture, dated as of February 14, 2019 (the “Second Supplemental Indenture”), to the Indenture and the Amendments became effective. The Amendments effected by the Second Supplemental Indenture modified the Indenture to (i) remove references to subsidiary, subsidiaries and/or significant subsidiary, as applicable, of Ascent Capital from certain events of default provisions contained in Section 6.01 of the Indenture and (ii) allow conversion of Ascent Capital into a non-corporate legal form. Following the consummation of the transactions contemplated in the Settlement Agreement, on February 15, 2019, a Stipulation of Dismissal with respect to the Noteholder Action was filed in the Court of Chancery of the State of Delaware, pursuant to which the Noteholder Action was dismissed with prejudice.

The Settlement Agreement states that, in connection with the Settlement, Ascent paid to the Noteholder Parties an aggregate amount of $70,666,176.28 in cash, consisting of (i) an aggregate of $6,104,720.92 for professional fees and expenses incurred on the Noteholder Parties’ behalf, (ii) an aggregate of $2,000,000.00 in consideration for the Noteholder Parties’ Consents, (iii) an aggregate of $10,808,555.36 in consideration for and in full and final satisfaction of the settled claims as set forth in the Settlement Agreement and (iv) an aggregate of $51,752,900.00 on account of the Note Repurchase.

(18)                         Quarterly Financial Information (Unaudited - see accompanying accountants' report)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share amounts)
2018:
Net revenue	$133,753	135,013	137,156	134,436
Operating income (loss)	$6,614	(203,583)	8,341	(317,235)
Net loss	$(30,838)	(244,367)	(40,095)	(382,744)
Basic and diluted net loss per common share	$(2.51)	(19.82)	(3.24)	(30.87)
2017:
Net revenue	$141,200	140,498	138,211	133,546
Operating income (loss)	$19,718	(1,485)	10,571	12,706
Net loss	$(18,853)	(43,526)	(29,160)	(16,020)
Basic and diluted net loss per common share	$(1.55)	(3.58)	(2.39)	(1.30)

(19)                         Subsequent Events

On February 11, 2019, the Company and its directors and executive officers, entered into the Settlement Agreement described in note 17, Commitments, Contingencies and Other Liabilities. As part of the Settlement Agreement, the Company executed a second supplemental indenture of the Convertible Notes, dated as of February 14, 2019, pursuant to which amendments to the Convertible Notes were effected to modify the Indenture to (i) remove references to subsidiary, subsidiaries and/or significant subsidiary, as applicable, of the Company from certain events of default provisions contained in Section 6.01 of the Indenture and (ii) allow for the conversion of the Company into a non-corporate legal form. On February 14, 2019, the transactions contemplated in the Settlement Agreement were consummated and $75,674,000 in aggregate principal amount of Convertible Notes were repurchased and settled.

On February 19, 2019, the Company commenced a cash tender offer to purchase any and all of its outstanding Convertible Notes (the “Offer”). On March 22, 2019, the Company entered into transaction support agreements with holders of approximately $18,554,000 in aggregate principal amount of the Convertible Notes, pursuant to which the Company agreed to increase the purchase price for the Convertible Notes in the Offer to $950 per $1,000 principal amount of Convertible Notes, with no accrued and unpaid interest to be payable (as so amended, the “Amended Offer”) and such holders agreed to tender, or cause to be tendered, into the Amended Offer all Convertible Notes held by such holders. The Amended Offer expired at 5:00 pm Eastern time on March 29, 2019 and was settled on April 1, 2019. A total of $20,841,000 in aggregate principal amount of Convertible Notes were accepted for payment pursuant to the Amended Offer.

Following the consummation of the transactions contemplated by the Settlement Agreement and the consummation of the Amended Offer, $260,000 in aggregate principal amount of Convertible Notes remain outstanding. The information in these consolidated financial statements shall not constitute an offer to purchase nor a solicitation of an offer to sell the Convertible Notes or any other securities of the Company, nor shall there be any offer, solicitation or sale of such securities in any state or other jurisdiction in which such an offer, solicitation or sale would be unlawful.

PART III

The following required information will be included in an amendment to this Form 10-K:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We will file an amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Included in Part II of this Annual Report:

Ascent Capital Group, Inc.:

(a) (2)  Financial Statement Schedules

(i)  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Form of Amended and Restated Certificate of Incorporation of Ascent Media Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 (File No. 000-53280), filed with the Securities and Exchange Commission (the "Commission") on June 13, 2008 (the "Form 10")).

3.2
Certificate of Ownership and Merger dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011).

3.3	Form of Bylaws of Ascent Media Corporation (incorporated by reference to Exhibit 3.2 to the Form 10).

3.4
Certificate of Elimination, dated January 27, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on January 27, 2014).

4.1	Specimen Certificate for shares of Series A common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of Series B common stock, par value $.01 per share, of Ascent Media Corporation (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3
Credit Agreement, dated March 23, 2012, among Monitronics International, Inc. ("Monitronics"), as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the "Q1 2012 10-Q")).

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

4.5
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

4.6
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

4.7
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

4.8
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

4.9
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

4.10	Amendment No. 7 to the Credit Agreement, dated December 29, 2016, by and among Monitronics and Bank of America, N.A., as administrative agent.*

4.11
Indenture, dated as of July 17, 2013, between Ascent Capital Group, Inc. ("Ascent Capital"), as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-34176), filed with the Commission on August 9, 2013 (the "Q2 2013 10-Q").

4.12
Supplemental Indenture, dated as of August 30, 2018, to the Indenture, dated as of July 17, 2013, between Ascent Capital, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on August 31, 2018).

4.13
Second Supplemental Indenture, dated as of February 14, 2019, to the Indenture, dated as of July 17, 2013, between Ascent Capital, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 14, 2019 (the “February 14, 2019 8-K”)).

4.14
Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Q1 2012 10-Q).

4.15
Supplemental Indenture, dated as of August 16, 2013, to the Indenture, dated as of March 23, 2012, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics (File No. 333-191805), filed with the Commission on October 18, 2013 (the "S-4")).

4.16
Second Supplemental Indenture, dated as of August 26, 2013, to the Indenture, dated as of March 23, 2012, by and among Monitronics, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the S-4).

10.1
Ascent Media Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.2
Form of Indemnification Agreement between Ascent Media Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 (File 000-53280), filed with the Commission on July 23, 2008).

10.3
Ascent Media Corporation 2008 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 8 to the Registrant's Registration Statement on Form 10 (File No. 001-34176), filed with the Commission on September 17, 2008).

10.4	Amended and Restated Employment Agreement, dated January 25, 2013, between Ascent Capital and William R. Fitzgerald (incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.5
Amended and Restated Employment Agreement, dated May 31, 2011, between Ascent Media Corporation and William E. Niles (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-34176), filed with the Commission on August 8, 2011).

10.6
Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital 2008 Incentive Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the "Q2 2012 10-Q")).

10.7	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Non-Executive Officers (incorporated by reference to Exhibit 10.2 to the Q2 2012 10-Q).

10.8	Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and Monitronics (incorporated by reference to Exhibit 10.3 to the Q2 2012 10-Q).

10.9	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent Capital and Monitronics (incorporated by reference to Exhibit 10.4 to the Q2 2012 10-Q).

10.10	Form of Short-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers (incorporated by reference to Exhibit 10.5 to the Q2 2012 10-Q).

10.11	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William E. Niles, dated March 15, 2011 (incorporated by reference to Exhibit 10.7 to the Q2 2012 10-Q).

10.12	Long-Term Restricted Stock Award Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.16 to the 2012 10-K).

10.13	Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for William R. Fitzgerald, dated November 30, 2012 (incorporated by reference to Exhibit 10.17 to the 2012 10-K).

10.14	Amended and Restated Ascent Capital 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-34176) as filed April 10, 2017).

10.15	Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q1 2015 10-Q).

10.16
Amendment to Employment Agreement, dated July 20, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-34176), filed with the Commission on November 9, 2015 (the "Q3 2015 10-Q")).

10.17	Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to the Q3 2015 10-Q).

10.18
Performance-Based Restricted Stock Unit Award Agreement under the Ascent Capital 2015 Omnibus Incentive Plan, effective as of June 22, 2015, by and between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.5 to the Q3 2015 10-Q).

10.19	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Bank of America, N.A. and Ascent Capital (incorporated by reference to Exhibit 10.1 to the Q2 2013 10-Q).**

10.20	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Bank of America, N.A. and Ascent Capital (incorporated by reference to Exhibit 10.2 to the Q2 2013 10-Q).**

10.21	Confirmation, dated July 11, 2013, of Base Issuer Warrant Transaction between Credit Suisse Capital LLC and Ascent Capital (incorporated by reference to Exhibit 10.3 to the Q2 2013 10-Q).**

10.22	Confirmation, dated July 11, 2013, of Base Convertible Bond Hedge Transaction between Credit Suisse Capital LLC and Ascent Capital (incorporated by reference to Exhibit 10.4 to the Q2 2013 10-Q).**

10.23
Employment Agreement, dated July 14, 2017, by and between Ascent Capital and Fred A. Graffam (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-34176) filed with the Commission on November 2, 2017).

10.24
Amended and Restated Employment Agreement, dated April 2, 2018, between Ascent Capital and William E. Niles (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-34176), filed with the Commission on August 3, 2018 (the "Q2 2018 10-Q")).

10.25	Form of Director Compensation Letter, dated May 10, 2018, from Ascent Capital to William R. Fitzgerald (incorporated by reference to Exhibit 10.2 to the Q2 2018 10-Q).

10.26	Severance Agreement and General Release, dated May 10, 2018, between Ascent Capital and William R. Fitzgerald (incorporated by reference to Exhibit 10.3 to the Q2 2018 10-Q).

10.27
Transaction Support Agreement, dated as of September 24, 2018, by and among Ascent Capital, Monitronics and certain holders of Monitronics' 9.125% Senior Notes due 2020 (the "Consenting Noteholders") (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on September 25, 2018).

10.28
First Amendment to Transaction Support Agreement, dated as of October 16, 2018, by and among Ascent Capital, Monitronics and the Consenting Noteholders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 17, 2018).

10.29
Amended and Restated Transaction Support Agreement, dated as of October 30, 2018, by and among Ascent Capital, Monitronics, the Consenting Noteholders and a group of holders of Term B-2 Loans under Monitronics' Credit Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 30, 2018).

10.30
Settlement and Note Repurchase Agreement and Release, dated as of February 11, 2019, among Ascent Capital and its directors and executive officers and certain holders of Ascent Capital’s 4.00% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the February 14, 2019 8-K).

21	List of Subsidiaries of Ascent Capital Group, Inc.*

23	Consent of KPMG LLP, independent registered public accounting firm.*

24	Power of Attorney dated April 1, 2019.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

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

ASCENT CAPITAL GROUP, INC.

Dated:	April 1, 2019	By	/s/ William E. Niles
William E. Niles
Chief Executive Officer, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William E. Niles	Chief Executive Officer, General Counsel and Secretary	April 1, 2019
William E. Niles

/s/ William R. Fitzgerald	Chairman of the Board and Director	April 1, 2019
William R. Fitzgerald

/s/ Philip J. Holthouse	Director	April 1, 2019
Philip J. Holthouse

/s/ Michael J. Pohl	Director	April 1, 2019
Michael J. Pohl

/s/ Thomas P. McMillin	Director	April 1, 2019
Thomas P. McMillin

/s/ Jeffery R. Gardner	Director and Executive Vice President	April 1, 2019
Jeffery R. Gardner

/s/ Fred A. Graffam	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Fred A. Graffam