Form 10-K/A
period 2018-12-31
Ascent Capital Group, Inc.
filed 2019-04-30
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Ascent Capital Group, Inc. as “Ascent Capital,” the “Company,” “us,” “we” and “our” in this report.

ASCENT CAPITAL GROUP, INC.
2018 ANNUAL REPORT ON FORM 10-K
(Amendment No. 1)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our Company, and where applicable, positions with our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our Company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors (our Board).

Our Board currently consists of five directors, divided among three classes. Our Class II directors, whose term will expire at the annual meeting of our stockholders in the year 2019, are Jeffery R. Gardner and Philip J. Holthouse. Our Class III directors, whose term will expire at the annual meeting of our stockholders in the year 2020, are William R. Fitzgerald and Michael J. Pohl. Our Class I director, whose term will expire at the annual meeting of our stockholders in the year 2021, is Thomas P. McMillin.

Directors
Thomas P. McMillin

•
Professional Background: A director of our Company since October 2017. Mr. McMillin has served as Managing Partner of Nevis Advisors since September 2017. Mr. McMillin served as President and Chief Operating Officer of Cequel III and its portfolio company TierPoint from December 2015 to August 2017. Mr. McMillin also served as Executive Vice President and Chief Operating Officer from August 2006 to December 2015 and as Executive Vice President and Chief Financial Officer from February 2006 to August 2006 of Suddenlink Communications. Earlier in his career, Mr. McMillin served as Chief Financial Officer for a diverse group of communication companies.

•
Other Public Company Directorships: Since August 2017, Mr. McMillin has been a member of the board of directors of WOW! Communications, where he is Chairman of the audit committee and a member of the compensation committee.

•	Age: 57

•
Board Qualification: Mr. McMillin brings to our Board extensive executive leadership experience, including experience with technology, media and communication-based businesses and over 30 years of financial and operational experience with recurring revenue service businesses.

Jeffery R. Gardner

•
Professional Background: A director of our Company since November 2016. Mr. Gardner has served as Executive Vice President of our Company and as President and Chief Executive Officer of Monitronics International, Inc. (MONI, doing business as Brinks Home Security) since September 2015. Mr. Gardner is also the Principal of Gardner Capital Management, which he founded in February 2015. He was a Senior Advisor to the President and Chief Executive Officer of Windstream Holdings, Inc. (Holdings) and Windstream Corporation (together with Holdings, Windstream) from December 2014 through February 2015. Prior to that, Mr. Gardner had served as President and Chief Executive Officer of Windstream since December 2005. He was also a director of Windstream from 2006 through February 2015. He previously served as Executive Vice President and Chief Financial Officer of Alltel Corporation where he oversaw its financial operations and spent his early career at 360 Communications, holding various executive positions in that company.

•
Other Public Company Directorships: Since January 2015, Mr. Gardner has been a member of the boards of directors CalAmp Corporation and the Qorvo Corporation, where he is also Chairman of the audit committee and a member of the governance and nominating committee. From 2012 to 2013, he served as Chairman of the United States Telecom Association.

•	Age: 59

•	Board Qualification: Mr. Gardner brings to our Board extensive executive leadership experience and board experience, including experience with subscription-based businesses.

Philip J. Holthouse

•
Professional Background: A director of our Company since September 2008. Mr. Holthouse has been a partner with Holthouse Carlin & Van Trigt LLP since 1991, where he provides tax planning and tax consulting services for privately held businesses and high net-worth individuals primarily in the real estate, entertainment and service industries. Mr. Holthouse is a certified public accountant.

•	Other Public Company Directorships: Mr. Holthouse served on the board of directors and audit committee of Napster, Inc. from January 2004 to October 2008.

•	Age: 60

•
Board Qualification: Mr. Holthouse brings to our Board experience as a public company director and an audit committee member. His tax and accounting training enables him to provide our Board with sophisticated financial insight and to fulfill his function as audit committee chairman.

William R. Fitzgerald

•
Professional Background: A director of our Company since September 2008. Mr. Fitzgerald has served as Chairman of our Board since August 2008 and served as our Chief Executive Officer from August 2008 to March 2018. Mr. Fitzgerald previously served as a director of our principal operating subsidiary, MONI, and served as Chairman of Ascent Media Group, LLC (AMG) from July 2000 until we sold AMG at the end of 2010. Mr. Fitzgerald also served as a Senior Vice President of Liberty Interactive Corporation (Liberty Interactive, which is now known as Qurate Retail, Inc.) from July 2000 to September 2011 and as a Senior Vice President of the former Liberty Media Corporation (currently known as Starz Acquisition LLC) from its split-off from Liberty Interactive in September 2011 to December 2012. Prior to joining Liberty Interactive, Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer, Operations Administration for AT&T Broadband (formerly known as Tele-Communications, Inc. (TCI)), a cable company, from 1998 to 2000 and was Executive Vice President, Corporate Development and Chief Operating Officer of TCI Communications, Inc., a wholly-owned subsidiary of TCI, from 1996 to 1998.

•
Other Public Company Directorships: Mr. Fitzgerald has served as a director of Piper Jaffray Companies since March 2014 and serves as a member of its compensation committee and nominating and governance committee. Mr. Fitzgerald served as a director of Expedia, Inc. (now known as Expedia Group, Inc.) from March 2006 to December 2012, during which time he also served as a member of the compensation committee. Mr. Fitzgerald also served as a director of TripAdvisor, Inc. from December 2011 to February 2013. In addition, Mr. Fitzgerald served as a director of On Command Corporation from 2001 to 2005 and Cablevision Systems Corporation from 1999 to 2000.

•	Age: 61

•
Board Qualification: Mr. Fitzgerald brings to our Board over 30 years of experience in the media and telecommunications industries, as well as subscription-based businesses. He has an in-depth understanding of our business and the history of our organization coupled with significant executive and leadership experience.

Michael J. Pohl

•
Professional Background: A director of our Company since September 2008. Mr. Pohl serves as an advisor to companies in the technology, media and telecommunications industries. Mr. Pohl has served on the board of directors of BlackArrow, Inc. (BlackArrow) since January 2012 and was appointed as Chairman of its board of directors in June 2012. The company was sold in December 2015 and Mr. Pohl now serves as board observer at Cadent the new combined company of BlackArrow and Cross MediaWorks. Mr. Pohl also has served on the board of Think Analytics since March 2013 and on the board of Imagine Communications Corp. from March 2013 to December 2015, having previously served on the board of its predecessor, Harris Broadcast. Mr. Pohl was the Chief Executive Officer of Jinni, Inc., a privately-held Internet company from Mach 2009 to January 2011. From December 2007 to April 2008, Mr. Pohl served as the Interim Vice President/General Manager of the On Demand Systems Division of ARRIS Group, Inc. (ARRIS), a communications technology company specializing in the design and engineering of broadband networks. Mr. Pohl was President of Global Strategies at C-COR Incorporated (C-COR) from December 2005 to November 2007, when C-COR was acquired by ARRIS. Mr. Pohl served as the President and Chief Executive Officer of nCUBE Corporation, an interactive video server company, from December 1999 to December 2005.

•
Other Public Company Directorships: Mr. Pohl served on the board of directors and compensation committee of BigBand Networks, Inc. from May 2009 through the sale of the company to ARRIS in November 2011, during which time he served on the audit committee of its board of directors beginning in June 2009 and served as Chairman of its board of directors beginning in February 2010.

•	Age: 67

•
Board Qualification: Mr. Pohl brings to our Board valuable technological insight and over 25 years of extensive experience with technology companies. His management experience and financial expertise is complemented by his knowledge of applied sciences.

Executive Officers
William E. Niles

•
Professional Background: Mr. Niles has served as Chief Executive Officer of our Company since March 2018 and as General Counsel and Secretary of our Company since the spin-off of our Company from Discovery Holding Company in September 2008. He also served as Executive Vice President of our Company from September 2008 through March 2018 and as Executive Vice President and General Counsel of AMG from January 2002 until the sale of AMG in December 2010. From August 2006 through February 2008, Mr. Niles was a member of AMG’s executive committee. Prior to 2002, Mr. Niles was a senior executive handling legal and business affairs within AMG and its predecessor companies. Mr. Niles is also a director of our principal operating subsidiary, MONI, and also serves as its Executive Vice President and Secretary.

•	Age: 55
Fred A. Graffam III

•
Professional Background: Mr. Graffam has served as Senior Vice President and Chief Financial Officer of our Company and MONI since October 2017. Before joining the Company, Mr. Graffam had served as Senior Vice President of Finance, Investor Relations & Corporate Development of DIGITALGLOBE, Inc. since April 2015 and had served as its Interim Chief Financial Officer from September 2014 to March 2015 and as Vice President Financial Planning and Analysis from July 2013 to August 2014. From April 2012 to July 2013, Mr. Graffam was Senior Vice President and Chief Financial Officer - North America/APAC Region at Level 3 Communications, Inc. (Level 3). Before joining Level 3, he spent 17 years with Comcast Corporation, serving as Senior Vice President of its Beltway Region from 2008 to 2011, and as Senior Vice President-Finance, West Division from 2002 to 2008.

•	Age: 53
Our executive officers will serve in such capacities until the next annual meeting of our Board, or until their respective successors have been duly elected or appointed, or until their earlier death, resignation or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption.
During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16 forms they file.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or certain written representations made to us by our executive officers and directors, we believe that, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met, except for two transactions by Mr. Graffam that should have been reported in two Form 4 filings, which were reported on an untimely basis.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of ethics is available on our website at http://ir.ascentcapitalgroupinc.com/corporate-governance.cfm.

Audit Committee

Our Board has established an audit committee, whose chairman is Philip J. Holthouse and whose other members are Thomas P. McMillin and Michael J. Pohl. Each member of the audit committee is an independent director as determined by our Board, based on the listing standards of The Nasdaq Stock Market LLC (Nasdaq). Each member of the audit committee also satisfies the SEC’s independence requirements for members of audit committees. Each of Mr. Holthouse and Mr. McMillin is an “audit committee financial expert” under applicable SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our Company to:

•	William E. Niles;

•	Jeffery R. Gardner;

•	Fred A. Graffam III; and

•	William R. Fitzgerald.

Mr. Niles is our principal executive officer; Mr. Graffam is our principal financial officer; and Mr. Gardner is an executive officer of our Company. Mr. Fitzgerald ceased serving as our principal executive officer effective April 1, 2018, on which date Mr. Niles was appointed as our principal executive officer. Mr. Fitzgerald, who had been our executive Chairman of the Board prior to April 1, 2018, has been our non-executive Chairman of the Board since that date. We refer to Messrs. Fitzgerald, Gardner, Graffam and Niles in this 10-K/A collectively as our named executive officers.

Compensation Discussion and Analysis

Overview

The compensation committee of our Board has responsibility for overseeing the compensation of our named executive officers and ensuring that their compensation packages are consistent with the Company’s compensation objectives. In furtherance of this purpose, our compensation committee considers and approves all components of the named executive officers’ compensation packages, including periodic corporate goals and objectives upon which compensation decisions are made. The compensation committee also administers our equity incentive plans and has the authority to make and modify grants under, and to approve or disapprove participation in, such plans (in each case, other than with respect to awards granted to nonemployee directors).
Objectives

The compensation program for our named executive officers was designed to meet the following objectives that align with and support our strategic business goals:

•	attracting and retaining executive managers with the industry knowledge, skills, experience and talent to help our Company attain its strategic objectives and build long-term company value;

•
emphasizing variable performance-based compensation components, which include equity-based compensation, by linking individual compensation with corporate operating metrics as well as individual professional achievements; and

•	aligning the interests of management of our Company with the interests of our stockholders.

Principles
The following principles are used to guide the design of our executive compensation program and to ensure that the program is consistent with the objectives described above:
Competitive Positioning. We believe that our executive compensation program must provide compensation to our named executive officers that is both reasonable in relation to, and competitive with, the compensation paid to similarly situated employees of companies in our similar industries and companies with which we compete for talent, taking into account many factors, including cost-of-living considerations. See “—Setting Executive Compensation” below.
“Pay for Performance” Philosophy. We believe our compensation program should align the interests of our named executive officers with the interests of our Company and our stockholders by strengthening the link between pay and Company and individual performance. Accordingly, our compensation committee believes variable compensation, including plan-based awards, should represent a significant portion of the total compensation mix for our named executive officers.
At our 2017 annual stockholders meeting, our stockholders representing 97.5% of our aggregate voting power present and entitled to vote on our say-on-pay proposal approved, on an advisory basis, our executive compensation, as disclosed in our proxy statement for our 2017 annual meeting of stockholders. The compensation committee did not implement any material changes to our executive compensation program as a result of that vote.
Role of Chief Executive Officer in Compensation Decisions
As a general matter, our Chief Executive Officer provides recommendations to the compensation committee with respect to all elements of compensation proposed to be paid to the other named executive officers in conjunction with his evaluation of their performance. Mr. Fitzgerald participated in the compensation committee’s discussions with respect to the compensation of Messrs. Gardner, Graffam and Niles, and Messrs. Gardner, Graffam and Niles provided recommendations to the compensation committee with respect to the design of our Company’s 2018 cash and equity incentive awards. For additional information regarding our named executive officers’ compensation packages, see “—Equity Incentive Compensation” and “—Employment Agreements” below.
Setting Executive Compensation
Consistent with the principles outlined above, the compensation committee considers compensation data relating to other companies in reviewing and approving the compensation packages of our named executive officers. Historically, the compensation committee had focused on a select group of peer companies that operated in various markets within the technology, media, communications and entertainment industries. However, in connection with our Company’s transition out of the media and entertainment business, the compensation committee hired Compensia, Inc., a compensation consultant (Compensia), in May 2011 to assist the compensation committee in identifying a new peer group of companies, gathering market data on competitive market practices with respect to cash and equity-based compensation and developing an updated compensation framework, including with respect to equity awards (such as award types, vesting parameters and individual allocations).
Along with Compensia, our compensation committee developed our peer group list taking into account our Company’s focus on the alarm monitoring and security business (a technology business supported by subscription-based revenue), our range of financial performance metrics and our aggregate market capitalization. Compensia advised the compensation committee that our peer group of companies should be comprised of those in the technology space and those with a subscription/service-based business model, which together most closely correlate to our current business and operations. The compensation committee then further updated the peer group in September 2017 as set forth below:

8x8, Inc. Alarm.com Holdings, Inc. ATN International, Inc. Barracuda Networks, Inc. BroadSoft, Inc. Cardtronics Inc. Consolidated Communications Holdings, Inc.	Control4 Corporation CSG Systems International, Inc. Cumulus Media, Inc. DigitalGlobe, Inc. Gigamon Inc. National CineMedia, Inc. RingCentral, Inc. Vonage Holdings Corporation

The compensation committee did not apply specific benchmarking parameters that formed the basis for any of the named executive officers’ employment agreements. Rather, the compensation committee incorporated the competitive market data received from Compensia, including as to the compensation paid by the peer groups described above, into the compensation committee’s total mix of information (including its members’ general business and industry knowledge and experience and its evaluation of each named executive officer’s job performance) in establishing what the compensation committee believed to be reasonable and competitive variable elements of each named executive officer’s compensation package.

Elements of 2018 Executive Compensation
For 2018, the principal components of compensation for our named executive officers were:

•	base salary;

•	discretionary and performance-based cash bonuses;

•	equity incentive compensation;

•	severance payments to Mr. Fitzgerald; and

•	limited perquisites and personal benefits.

A summary of each element of our compensation program is set forth below. We believe that each element complements the others and that together they serve to achieve our compensation objectives.
Base Salary
We provide competitive base salaries to attract and retain high-performing executive talent. We believe that a competitive base salary is an important component of compensation, as it provides a degree of financial stability for executives. The base salary level of each named executive officer is generally determined based on the responsibilities performed by such officer, his or her experience, overall effectiveness and demonstrated leadership ability, the performance expectations set for such officer, and competitive market factors. Messrs. Gardner and Graffam did not receive a base salary increase with respect to 2018. In recognition of the favorable 2018 performance of Mr. Niles of his duties as General Counsel of our Company and taking into account cost-of-living adjustments, with respect to 2018, Mr. Niles received a $10,000 increase, respectively, in his base salary to $460,000 for 2018. The compensation committee later increased Mr. Niles’ 2018 base salary to $500,000, effective April 1, 2018, in connection with his appointment as Chief Executive Officer of our Company. Mr. Fitzgerald received a base salary of $825,000 under his former employment agreement, which established his compensation as our Chairman of the Board and Chief Executive Officer prior to its expiration on March 31, 2018. In connection with the expiration of his employment agreement, our Board appointed Mr. Fitzgerald non-executive Chairman of the Board and approved an annual cash retainer of $282,500 (annualized) and certain performance equity awards described in “—Compensation of Directors” for his continued service on our Board.
Bonuses: Performance-Based and Other. Our compensation committee adopted performance-based bonus programs for 2018 for Messrs. Niles, Gardner and Graffam. Mr. Niles' performance-based bonus would be determined based on an evaluation of his performance against certain key performance indicators (KPIs) below. Mr. Gardner’s employment agreement provides that 80% of his performance-based bonus was subject to achieving quantitative financial objectives, which were as follows for 2018: (i) Pre-SAC Adjusted EBITDA (which is Adjusted EBITDA as defined in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K), including moves costs and licensing fees but excluding subscriber acquisition costs and the related revenue of LiveWatch Security, LLC (LiveWatch) and bonus accruals), for 2018 of approximately $331.358 million (weighted 25%), (ii) recurring monthly revenue (RMR) created of approximately $6.843 million for 2018 (weighted 25%), (iii) account creation cost multiple at or below 33.3x for 2018 (weighted 25%) and (iv) RMR attrition for 2018 at or below 12.0% (weighted 25.0%) (collectively, the Quantitative Objectives). The remaining 20% of Mr. Gardner’s performance-based bonus would be determined based on an evaluation of his performance against certain KPIs below. For Mr. Graffam, 90% of his performance-based bonus was subject to achieving the Quantitative Objectives and the remaining 10% would be determined based on an evaluation of his performance against certain KPIs below.
Messrs. Niles, Gardner and Graffam’s target and maximum bonus amount for 2018 was determined by the committee taking into account each named executive officer’s applicable employment agreement and was as follows: Mr. Niles: $375,000, Mr. Gardner: $945,000 and Mr. Graffam $219,000. Only the Pre-SAC Adjusted EBITDA Quantitative Objective was met with respect to the awards of Mr. Gardner and Mr. Graffam. In January 2019, the compensation committee determined, in its sole discretion, the actual portion of Messrs. Niles, Gardner and Graffam’s target (which was his maximum) bonus amount that was payable under the program, after taking into account each individual’s personal performance over the year based on a set of

KPIs adopted for Messrs. Niles, Gardner and Graffam with respect to 2018. The KPIs considered for Messrs. Niles, Gardner and Graffam were as follows:

Name	KPIs

William E. Niles
•
Provide sound and prudent advice to the Chairman of the Board, the Board and its constituent committees on all legal and material business matters
•
Pursue objectives, strategies and opportunities consistent with improving our near-term and long-term financial performance which serves to enhance shareholder value
•
Participate in all material corporate development activities including leading the negotiation of the MONI licensing agreement and working with constituent parties in identifying, evaluating and executing other strategic transactions, to enhance shareholder value
•
Support the MONI Chief Executive Officer and management team in their efforts to drive improvements in the key financial performance metrics of MONI
•
Manage Ascent Capital and MONI litigation portfolio and corporate secretarial function
•
Collaborate with Ascent Capital Chief Financial Officer regarding SEC reporting compliance, debt covenant compliance and refinancing solutions for MONI

Jeffery R. Gardner
•
Deliver solid gross customer gains across all channels, consistent with the 2018 budget plan
•
Manage consolidation of LiveWatch and MONI direct sales platforms and drive efficient unit growth consistent with 2018 budget
•
Stabilize dealer channel through new customer gains
•
Effectively manage MONI’s rebranding efforts and develop a transformative marketing and sales plan to drive revenue growth
•
Collaborate with Chief Financial Officer in the execution of GreenSky consumer financing initiative
•
Create and implement customer retention strategy to improve RMR attrition and unit attrition
•
Support Chief Financial Officer in refinancing of MONI debt; with primarily focus on managing operational performance and positioning the business to show improvements to performance metrics

Fred A. Graffam III
•
Partner with Ascent Capital Chief Executive Officer in executing the refinancing strategy
•
Successfully execute on delivering accurate and timely SEC filings
•
Lead setting cost control goals for the team
•
Act as a strategic leader in the execution of GreenSky consumer financing initiative
•
Lead investor relations messaging, strategy and execution through a challenging financial year

After evaluating Messrs. Niles, Gardner and Graffam’s performance, including Mr. Niles' performance as both General Counsel and Chief Executive Officer, over the year and taking into account the aggregate amount of his respective compensation outside of the program, the compensation committee determined the appropriate blend of compensation components for each of these named executive officers and exercised its discretionary authority to determine the amount payable to each named executive officer who participated in the program for 2018. The compensation committee also exercised its discretionary authority to pay the bonus amount payable to each such named executive officer in cash. The bonus for each named executive officer was paid as follows:

Name	Target/ Maximum Bonus	Percentage of Target/Maximum Bonus Payable	Total Discretionary Bonus	Cash Portion of Total Bonus
William E. Niles	$375,000	100%	$25,000	$400,000
Jeffery R. Gardner	$945,000	13.86%	$—	$131,000
Fred A. Graffam III	$219,000	41.96%	$—	$91,884
William R. Fitzgerald (1)	$—	—%	$—	$—

(1)	Mr. Fitzgerald did not receive any bonus payment for 2018. For more information on these awards, see “—Summary Compensation Table” and “—Grant of Plan-Based Awards” below.

MONI Plan Awards. In 2017, MONI adopted the Monitronics International, Inc. 2017 Cash Incentive Plan (the MONI Plan) to encourage key employees to stay with our Company and MONI and to increase their personal interest in the continued success and progress of our Company and MONI. The MONI Plan provides for the grant of phantom units that are valued based on our Series A common stock and are payable in cash on each vesting date. Consistent with the MONI Plan’s purpose, in March 2018, the compensation committee granted an additional incentive award to Mr. Graffam in the form of 61,141 phantom units with an aggregate value of $225,000 (the CFO performance award) under the MONI Plan, with each unit equal to the value of one share of our Series A common stock. On the settlement date, which will be no later than fifteen days following the 20th trading day following the filing date of Ascent Capital's Annual Report on Form 10-K in each relevant calendar year, the fair market value of the phantom units that are earned by Mr. Graffam, as determined by our compensation committee, shall be paid to Mr. Graffam in cash. The CFO performance award was divided into three tranches, with each tranche subject to the satisfaction of annual performance measures to be established by the compensation committee annually. In order for Mr. Graffam to earn any of the first tranche of the CFO performance award, MONI had to achieve Pre-SAC Adjusted EBITDA (as defined above) of at least 98.5% of $331.358 million, or $326.388 million, during 2018. In January 2019, the compensation committee determined that 15,285 phantom units from the first tranche of the CFO performance award had been earned by Mr. Graffam, that will be paid in cash on the settlement date. The unearned portion of the first tranche of CFO performance award was forfeited.
Consistent with the terms of his employment agreement, in March 2018, Mr. Graffam received an additional award under the MONI Plan of 61,142 phantom units with an aggregate value of $225,000 (the CFO service award). The CFO service award is payable in cash and vests in three equal annual installments beginning on March 29, 2019, subject to his employment with our Company and MONI on each vesting date. On the settlement date, which will be no later than fifteen days following the 20th trading day following the filing date of Ascent Capital's Annual Report on Form 10-K in each relevant calendar year, the fair market value of the phantom units that vest shall be paid to Mr. Graffam in cash.
Equity Incentive Compensation. Consistent with our compensation philosophy, we seek to align the interests of our named executive officers with those of our stockholders by awarding equity-based incentive compensation, ensuring that our executives have a continuing stake in the long-term success of our Company and our subsidiaries. Accordingly, the compensation committee believes that an executive’s overall mix of compensation should be weighted more heavily toward equity-based incentives.
The Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the Ascent incentive plan) provides, for the grant of a variety of incentive awards, including non-qualified stock options, SARs, restricted shares, restricted stock units, cash awards and performance awards and are administered by our compensation committee (other than with respect to awards made to our nonemployee directors under the Ascent incentive plan, which are administered by the full Board). Our executives have historically been granted stock options and awards of restricted stock in preference to other awards because of our Company's belief that options and restricted shares better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date.
In 2015, our compensation committee began granting awards of performance-based restricted stock units (performance RSUs or PRSUs) under the Ascent incentive plan that may be earned based on our achievement of KPIs selected by the committee. If the performance RSUs are not earned after the first performance period prescribed in the applicable award agreement, the applicable award agreement may provide that such unearned performance RSUs will be available to be earned in one or more subsequent years subject to the applicable performance criteria selected by the compensation committee. To the extent they are earned, the performance RSUs will be subject to a back-loaded time-vesting condition over a three-year period and may be settled in cash, shares of our Series A common stock or a combination of the foregoing. These awards are meant to encourage executives to remain with our Company over the long-term and to better align their interests with those of our stockholders.
In March 2018, our compensation committee approved the following performance RSU awards: for Mr. Niles, the CEO PRSUs consisting of 50,000 PRSUs with a grant date fair value of $184,000; and for Mr. Gardner, (i) the 2018 Gardner PRSUs consisting of 271,739 performance RSUs with a grant date fair value of $1.0 million and (ii) the 2018-2020 Gardner PRSUs consisting of 135,870 performance RSUs with a grant date fair value of $500,000, which in each case was the maximum number of performance RSUs that could be earned under the award. Mr. Niles received the CEO PRSUs pursuant to his appointment as our Chief Executive Officer. Mr. Gardner received his 2018 Gardner PRSUs and 2018-2020 Gardner PRSUs pursuant to his employment agreement. See “—Employment Agreements.” In March 2018, our compensation committee also approved, for Mr. Fitzgerald, the Chairman PRSUs (as defined below) in connection with his continued service as non-executive Chairman of the Board. See “—Compensation of Directors.”

The CEO PRSUs were divided between (i) 25,000 PRSUs with a performance condition related to the capital structure of the Company and (ii) 25,000 additional PRSUs contingent upon the successful completion of a material transaction that enhances stockholder value, as determined by the compensation committee.
In order for Mr. Gardner to earn any of the 2018 Gardner PRSUs, our Company had to achieve the Quantitative Objectives described in “—Performance Based Bonuses.” In April 2019, the compensation committee determined that 25% of the 2018 Gardner PRSUs had been earned by Mr. Gardner. The earned performance RSUs will vest in eight equal tranches on a quarterly basis on the last day of each calendar quarter in 2019 and 2020. In order for Mr. Gardner to earn all of the 2018-2020 Gardner RSUs, our Company has to achieve Pre-SAC Adjusted EBITDA, net of subscriber acquisition costs and related revenues, of at least 95% of $375.39 million, or $356.62 million, during the three year period that commenced on January 1, 2018 and ends on December 31, 2020.
Other Stock Awards. In March 2018, our compensation committee approved an award of 50,000 restricted stock units, with a grant date fair value of $184,000, for Mr. Niles that vest ratably over four quarters commencing April 1, 2018 in connection with his appointment as our Chief Executive Officer (the CEO RSUs). In March 2018, our compensation committee also approved, for Mr. Fitzgerald, the Chairman RSA (as defined below) in connection with his continued service as non-executive Chairman of the Board. See “—Compensation of Directors.”
Severance Benefits. Effective April 1, 2018, Mr. Fitzgerald’s employment agreement pursuant to which, among other things, he served as our Chairman of the Board and Chief Executive Officer, expired in accordance with its terms, and we entered into a severance agreement and general release. Mr. Fitzgerald received the following payments and benefits pursuant to his severance agreement: (i) a $2,887,500 lump sum severance payment, (ii) a payment of $5,000 with respect to a tax preparation assistance, (iii) reimbursement for continued health care coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) ending on the earlier of the 24-month anniversary of March 31, 2018 and the expiration of the coverage period specified in COBRA, and (iv) a payment of $95,194 with respect to accrued but unused vacation and personal holidays. Mr. Fitzgerald’s previously-granted equity awards are treated as provided in the applicable plan and award agreement in accordance with their terms and remain exercisable until the expiration of the applicable term.
Perquisites and Personal Benefits. For the year ended December 31, 2018, the limited perquisites and personal benefits provided to our named executive officers consisted generally of term life and accidental death & dismemberment insurance premiums, 401(k) matching contributions and a reimbursement from our Company relating to health insurance premiums paid by each such individual. We offer our named executive officers other benefits that are also available on the same basis to all of our salaried employees, such as medical and disability insurance premiums.

Clawback Policy. Effective as of April 7, 2017, the compensation committee adopted a clawback policy that allows us to recover or “clawback” performance-based cash and equity compensation from certain employees in the event of a material restatement of our financial results. Under the policy, if the material restatement would result in any performance-based cash or equity compensation paid during the three years preceding the restatement to have been lower had it been calculated based on such restated results, we may recover the amounts in excess of what would have been paid under the restatement, from any executive who received such performance-based cash or equity compensation who is determined to have engaged in intentional or unlawful misconduct that materially contributed to the need for such restatement. The compensation committee has the sole authority to enforce this policy, and it is limited by applicable law.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth information regarding the compensation paid to our named executive officers during the years ended December 31, 2018, 2017 and 2016 for services to Ascent Capital and its subsidiaries.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

William E. Niles	2018	486,923	(2)	25,000	(3)	368,000	—	375,000	14,421	(4)(5)(6)	1,269,344
Chief Executive Officer, General Counsel and Secretary	2017	449,616		270,000	(7)	—	—	—	13,265	(4)(5)(6)	732,881
	2016	439,994		—		—	—	235,000	12,842	(4)(5)(6)	687,836

Jeffery R. Gardner	2018	540,000		—		1,500,000	—	131,000	11,022	(4)(6)	2,182,022
Executive Vice President	2017	540,000		—		1,500,000	—	—	10,139	(4)(6)	2,050,139
	2016	525,388		—		1,500,000	—	400,000	9,735	(4)(6)	2,435,123

Fred A. Graffam III	2018	365,000		—		450,000	—	91,884	5,581	(4)(6)	912,465
Senior Vice President and Chief Financial Officer	2017	84,231	(8)	50,538	(9)	150,000	—	—	37,959	(4)(10)	322,728

William R. Fitzgerald	2018	237,981	(11)	—		—	—	—	3,692,718	(5)(6)(12)	3,930,699
Chairman and former Chief Executive Officer	2017	825,000		—		—	—	—	18,062	(4)(5)(6)	843,062
	2016	825,379		—		—	—	425,000	18,898	(4)(5)(6)	1,269,277

(1)
The aggregate grant date fair value of restricted share awards, performance-based restricted stock unit awards and phantom unit awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 14 to our consolidated financial statements for the year ended December 31, 2018 (which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Form 10-K)). With respect to Messrs. Gardner and Niles’ performance RSU awards and Mr. Graffam’s CFO performance award, the amounts included in the Stock Awards column reflect the grant date fair value of the maximum number of performance RSUs or, in Mr. Graffam’s case, phantom units that may be earned.

(2)
Reflects Mr. Niles’ base salary as our General Counsel and Secretary through March 31, 2018 and his base salary as our Chief Executive Officer, General Counsel and Secretary on and after April 1, 2018.

(3)	Represents a discretionary bonus in the amount of $25,000 for Mr. Niles.

(4)	Includes the following term life and AD&D insurance premiums:

	Amounts ($)
Name	2018	2017	2016
William E. Niles	1,005	771	754
Jeffery R. Gardner	45	45	45
Fred A. Graffam III	45	11	N/A
William R. Fitzgerald	—	1,116	1,116

(5)	Includes the following matching contributions to the applicable named executive officer’s 401(k) account:

	Amounts ($)
Name	2018	2017	2016
William E. Niles	2,438	2,400	2,650
William R. Fitzgerald	2,650	2,650	2,650

(6)
Includes a reimbursement paid by the Company to Messrs. Niles, Gardner and Graffam with respect to health insurance premiums paid by Messrs. Niles and Gardner for 2016 and 2017 and by Mr. Graffam for 2018 and a reimbursement paid by the Company to Mr. Fitzgerald for continued health care coverage pursuant to COBRA.

(7)	Represents a discretionary bonus in the amount of $270,000 for Mr. Niles.

(8)	Prorated for Mr. Graffam based on length of employment in 2017.

(9)	Represents a one-time bonus amount paid to Mr. Graffam pursuant to his employment agreement. See “—Employment Agreements” below.

(10)	Includes $37,948 in relocation expenses reimbursed to Mr. Graffam by our Company.
(11) Prorated for Mr. Fitzgerald based on length of employment in 2018. Mr. Fitzgerald received an annual cash retainer for his service as non-executive Chairman of the Board, as disclosed under “All Other Compensation.”
(12) Includes a $2,887,500 lump sum severance payment, a payment of $5,000 with respect to tax preparation assistance, and a payment of $95,194 with respect to accrued but unused vacation and personal holidays pursuant to the severance agreement and general release entered into between Mr. Fitzgerald and the Company. Also includes, with respect to Mr. Fitzgerald’s service as non-executive Chairman of the Board, aggregate payments of (i) $211,875, with respect to the prorated portion of his annual cash retainer fee, (ii) $88,125, representing the grant date fair value of the Chairman RSA, and (iii) $400,000, representing the grant date fair value of the Chairman PRSUs. The aggregate grant date fair value of Mr. Fitzgerald’s Chairman RSA and Chairman PRSUs has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 14 to our consolidated financial statements for the year ended December 31, 2018 (which are included in our 2018 Form 10-K).

Employment Agreements

Named Executive Officers

Each of Messrs. Niles, Gardner, Graffam and Fitzgerald entered into an employment agreement with our Company, which agreement, in each case, sets forth the respective terms and conditions of the applicable named executive officer’s employment. In April 2018, we entered into an amended and restated employment agreement with Mr. Niles in connection with his employment as Chief Executive Officer, General Counsel and Secretary. Mr. Fitzgerald’s employment agreement expired in March 2018 in accordance with its terms, and we entered into a severance agreement and general release and director compensation arrangements with him in connection with his continued service as our non-executive Chairman of the Board. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Severance Benefits” and “—Compensation of Directors.”
The material terms of the employment agreements of Messrs. Niles, Gardner, Graffam and Fitzgerald in effect during 2018 are described below.
Term. The term of Mr. Niles’ former employment agreement was nine years, commencing effective as of March 1, 2011 and ending on March 1, 2020. The term of Mr. Niles’ amended and restated employment agreement is approximately two years, commencing effective as of April 1, 2018 and ending on February 28, 2020. The term of Mr. Gardner’s employment agreement is five years, commencing effective as of September 10, 2015 and ending on September 9, 2020. The term of Mr. Graffam’s employment is three years, commencing effective as of October 9, 2017 and ending on October 9, 2020. The term of Mr. Fitzgerald’s employment agreement was five years, commencing effective as of January 1, 2013 and ending on December 31, 2017, which agreement was extended through March 31, 2018 and expired in accordance with its terms.
Base Salary. Pursuant to their respective employment agreements, each of our named executive officers receives (or in Mr. Fitzgerald’s case, received) a base salary that is (or was) subject to an annual review for increase by the compensation committee. The 2018 base salaries for each of our named executive officers are set forth in the “—Summary Compensation Table” above. For 2018, Mr. Niles’ base salary $460,000 until he was appointed Chief Executive Officer, effective April 1, 2018, at which time his base salary increased to $500,000 under his amended and restated employment agreement. Mr. Fitzgerald received a base salary of $825,000 under his former employment agreement, which established his compensation as our Chairman of the Board and Chief Executive Officer prior to its expiration on March 31, 2018. In connection with the expiration of his employment agreement, our Board appointed Mr. Fitzgerald non-executive Chairman of the Board and approved an annual cash retainer of $282,500 (annualized). See “—Compensation of Directors.”

Bonus. Each of our named executive officers other than Mr. Fitzgerald is eligible to receive a bonus in a certain range based on percentages of the applicable named executive officer’s base salary (75% in the case of Mr. Niles, 75% to 175% in the case of Mr. Gardner and 60% in the case of Mr. Graffam). Each named executive officer’s entitlement to receive such bonus, and the actual amount thereof, is determined by the compensation committee in its sole discretion based on the applicable named executive officer’s achievement of certain performance criteria as the compensation committee may establish in its sole discretion.
MONI Plan Awards. Commencing with the 2018 fiscal year, Mr. Graffam is eligible to receive an annual incentive award of equity or cash with a fair value of $450,000 under the Ascent incentive plan or the MONI Plan, in our sole discretion. A portion of Mr. Graffam’s annual incentive award is subject to the satisfaction of performance criteria to be determined by the compensation committee of our Board. For 2018, Mr. Graffam’s annual incentive award consisted of the CFO performance award and the CFO service award that each had an aggregate value of $225,000. See “Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—MONI Plan Awards.”
Equity Incentive Awards. Mr. Niles’ prior employment agreement as Executive Vice President, General Counsel and Secretary provided for equity grants made in prior years in connection with his entrance into his original employment agreement in 2011. As part of the consideration for Mr. Niles’ entry into an amended employment agreement in July 2015 as Executive Vice President, General Counsel and Secretary, the compensation committee granted Mr. Niles an award of 57,485 performance RSUs with respect to shares of our Series A common stock under the Ascent incentive plan. In March 2016, our compensation committee determined that Mr. Niles’ performance RSUs were earned after the 2015 performance period and, as a result, would vest in 20%, 30% and 50% tranches on a quarterly basis during the one-year periods beginning on March 1, 2017, 2018 and 2019, respectively. As part of the consideration for Mr. Niles’ entry into his amended and restated employment agreement in April 2018 as Chief Executive Officer, General Counsel and Secretary, the compensation committee granted Mr. Niles 50,000 restricted stock units and the CEO PRSUs. Under his employment agreement, Mr. Gardner will be eligible to receive an annual $1.5 million grant of performance RSUs under the Ascent incentive plan. One-third of Mr. Gardner’s annual performance RSU award, or $500,000, may be earned based on satisfaction, as determined by the compensation committee of our Board, of certain quantitative performance criteria for a 36-month performance period, and if earned, such performance RSUs will vest immediately. Two-thirds of Mr. Gardner’s annual performance RSU award, or $1 million, may be earned based on satisfaction, as determined by the compensation committee of our Board, of certain quantitative performance criteria for a 12-month performance period, and if earned, such earned performance RSUs will vest on a quarterly basis during the two year period beginning on January 1 of the year following the expiration of the respective performance period.
Mr. Graffam’s employment agreement provided for an initial $150,000 grant of restricted shares of Series A common stock that will vest in 33%, 33% and 34% tranches under the Ascent incentive plan on each of the first three anniversaries of the commencement date of his employment.
See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation-Equity Incentive Compensation,” “—Grants of Plan-based Awards” and “—Outstanding Equity Awards at Fiscal Year-End.”
Termination. The terms and conditions of compensation payable upon termination of the employment of each named executive officer (excluding Mr. Fitzgerald) are summarized in “—Potential Payments Upon Termination or Change in Control” below.
2019 Niles Agreement. On February 1, 2019, Mr. Niles entered into an amended and restated employment agreement (the 2019 Niles Agreement) with the Company, effective as of January 1, 2019, which (i) increases his annual base salary from $500,000 to $600,000, (ii) increases his target bonus from 75% to 100% of his annual base salary and (iii) clarifies that a termination after a Change in Control (as defined in the 2019 Niles Agreement) is treated as a Termination Without Cause (as defined in the 2019 Niles Agreement). In addition, if any payments or benefits that Mr. Niles has the right to receive in connection with a change in control would constitute a “parachute payment” under Section 280G of the Code that would be subject to excise tax under Section 4999 of the Code, then the 2019 Niles Agreement provides that such payments and benefits will either be reduced to avoid the excise tax or paid in full, whichever produces the better net after-tax result. All of the other terms of Mr. Niles’ employment agreement, as described herein, remain in effect.
Pay Ratio Information

As required under and calculated in accordance with Item 402(u) of Regulation S-K (the pay ratio rule), we have determined a reasonable estimate of the pay ratio for 2018 of our CEO and the median of the annual total compensation of all of our employees, including those employed at MONI, was 41:1. This ratio was calculated as described below using annual total compensation of Mr. Niles, our Chief Executive Officer on December 31,2018, as reported in the Total column of our 2018 Summary Compensation Table, of $1,269,344 compared to the median of the annual total compensation of all employees excluding Mr. Niles for 2018 of $31,218.
We note that our median employee did not receive any equity awards during 2018 and that our calculation of our median employee’s compensation does not include elements of our employee compensation package, such as health insurance and other benefits, that are generally applicable to all employees. We also did not annualize any employee’s compensation or apply any adjustments, including cost-of-living adjustments to identify our median employee or to calculate our median employee’s annual total compensation for 2018.
As previously reported in the proxy statement for our 2018 annual meeting of stockholders (our 2018 proxy statement), we identified the median employee by examining 2017 income reported in Box 5 of the Form W-2s of persons employed by us and our subsidiaries, including MONI, on December 31, 2017. Under the pay ratio rule, the median employee may be identified once every three years if there has been no change in a company’s employee population or compensation arrangements that would significantly impact its pay ratio disclosure, and we believe there were such no such changes for 2018 that significantly affected our pay ratio disclosure. However, because we no longer employ the median employee identified by our Company last year, we have instead identified another employee whose 2017 income, as reported in Box 5 of Form W-2, was substantially similar to that of our original median employee. As a result of our methodology for determining the pay ratio, which is described in our 2018 proxy statement, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because the SEC rules allow companies to use estimates, assumptions, adjustments and unique definitions of compensation to identify the median employee that differ from those that we used to determine our pay ratio.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2018 to our named executive officers.

									All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards ($)
			Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date		Threshold ($)(1)	Target ($)(2)	Maximum ($)(2)	Threshold (#)(3)	Target (#)(4)	Maximum (#)(4)
William E. Niles
	3/29/2018	(5)	—	375,000	375,000	—	—	—	—	—
	3/30/2018	(6)	—	—	—	—	—	—	50,000	184,000
	3/30/2018	(7)	—	—	—	—	25,000	25,000	—	92,000
	3/30/2018	(7)	—	—	—	—	25,000	25,000	—	92,000

Jeffery R. Gardner
	3/29/2018	(5)	—	945,000	945,000	—	—	—	—	—
	3/30/2018	(8)	—	—	—	—	271,739	271,739	—	1,000,000
	3/30/2018	(8)	—	—	—	—	135,870	135,870	—	500,000

Fred A. Graffam III
	3/29/2018	(5)	—	219,000	219,000	—	—	—	—	—
	3/30/2018	(9)	—	—	—	—	61,141	61,141	—	225,000
	3/30/2018	(9)	—	—	—	—	—	—	61,142	225,000

William R. Fitzgerald
	3/30/2018	(10)	—	—	—	—	—	—	23,947	88,125
	3/30/2018	(10)	—	—	—	—	54,348	54,348	—	200,000
	3/30/2018	(10)	—	—	—	—	54,348	54,348	—	200,000

(1)	Our 2018 performance-based bonus program did not provide for a threshold bonus amount.

(2)
Represents the target and maximum bonus amounts payable under the performance-based bonus program, as determined by the compensation committee in accordance with the terms of each named executive officer's employment agreement. See "—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Performance-Based Bonuses."

(3)	The CEO PRSUs, 2018 Gardner PRSUs, 2018-2020 Gardner PRSUs, CFO performance award and Chairman PRSUs did not provide for a threshold amount.

(4)
Represents the target and maximum number of each of (i) CEO PRSUs that could be earned by Mr. Niles, (ii) performance RSUs that could be earned by Mr. Gardner, (iii) the CFO performance award that could be earned by Mr. Graffam and (iv) the Chairman PRSUs that could be earned by Mr. Fitzgerald, as determined by the compensation committee. In January 2019, our compensation committee determined that Mr. Graffam had earned 15,285 phantom units with respect to the first tranche of the CFO performance award, which will result in a cash payment to be made to Mr. Graffam on the settlement date as described above. In April 2019, our compensation committee determined that 25% of the 2018 Gardner PRSUs had been earned by Mr. Gardner. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Equity Incentive Compensation.”

(5)
Reflects the date on which our compensation committee established the terms of the 2018 performance-based bonus program, as described under “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation— Bonuses: Performance-Based and Other.”

(6)
Represents the date on which our compensation committee established the terms of Mr. Niles’ CEO RSUs, as described under “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Equity Incentive Compensation—Other Stock Awards.”

(7)
Represents the date on which our compensation committee established the terms of Mr. Niles’ CEO PRSUs, as described under “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Equity Incentive Compensation.”

(8)
Represents the date on which our compensation committee approved the grant of the 2018 Gardner PRSUs and the 2018-2020 Gardner PRSUs pursuant to his employment agreement. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Equity Incentive Compensation.”

(9)
Reflects the date on which our compensation committee approved the grant of Mr. Graffam’s CFO performance award and CFO service award, as described under “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—MONI Plan Awards.”

(10)	Represents the date on which our compensation committee established the terms of Mr. Fitzgerald’s Chairman RSA and Chairman PRSUs, as described under “—Compensation of Directors.”

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options to acquire shares of our common stock, and unvested PRSU, RSU, restricted stock and phantom stock unit awards, which were outstanding as of December 31, 2018 and held by our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William E. Niles
Option Award
Series A	17,640	—	25.09	1/16/2019	—		—	—		—
PRSU Awards
Series A	—	—	—	—	33,055	(1)	12,891	—		—
Series A	—	—	—	—	—		—	25,000	(2)	9,750
Series A	—	—	—	—	—		—	25,000	(3)	9,750
RSU Award
Series A	—	—	—	—	25,000	(4)	9,750	—		—

Jeffery R. Gardner
PRSU Awards
Series A	—	—	—	—	4,845	(5)	1,890	—		—
Series A	—	—	—	—	—		—	35,211	(6)	13,732
Series A	—	—	—	—	—		—	36,231	(7)	14,130
Series A	—	—	—	—	—		—	271,739	(8)	105,978
Series A	—	—	—	—	—		—	135,870	(9)	52,989

Fred A. Graffam III
Restricted Stock Award
Series A	—	—	—	—	8,504	(10)	3,317	—		—
Phantom Stock Unit Awards
Series A	—	—	—	—	—		—	61,141	(11)	23,845
Series A	—	—	—	—	61,142	(12)	23,845	—		—

William R. Fitzgerald
Option Award
Series A	380,460	—	61.21	11/30/2019	—		—	—		—
Restricted Stock Award
Series A	—	—	—	—	17,961	(13)	7,005	—		—
PRSU Awards
Series A	—	—	—	—	—		—	54,348	(14)	21,196
Series A	—	—	—	—	—		—	54,348	(15)	21,196

(1)
Represents the number of performance RSUs Mr. Niles had earned based on our compensation committee’s assessment of our performance in 2015 and that remain subject to the following time-vesting schedule (a) 7.5% of the performance RSUs will vest on February 28, 2019 and (b) 50% of the performance RSUs will vest in equal installments on May 31, 2019, August 31, 2019, November 30, 2019 and February 28, 2020, in each case subject to Mr. Niles’ employment with our company on the vesting date. 15% of the performance RSUs had vested during 2017 and 27.5% of the performance RSUs had vested during 2018.

(2)
Represents the CEO PRSUs that may be earned subject to a performance condition related to the capital structure of the Company. The units will vest when, and if, our compensation committee is satisfied that the condition has been met.

(3)
Represents the CEO PRSUs that may be earned contingent upon the successful completion of a material transaction that enhances stockholder value. The units will vest when, and if, our compensation committee is satisfied that the condition has been met.

(4)
Represents the CEO RSUs that remain subject to the following time-vesting schedule (a) 25% of the CEO RSUs will vest on January 1, 2019 and (b) 25% of the CEO RSUs will vest on April 1, 2019. 50% of the 50,000 CEO RSUs vested in 2018.

(5)	The amount represented was scheduled to vest on December 31, 2018 but did not do so until 2019.

(6)
Represents the target and maximum number of PRSUs that may be earned by Mr. Gardner based on our 2016-2018 Adjusted EBITDA (the 2016-2018 Gardner PRSUs). In January 2019, the compensation committee determined the performance requirements were not met and, accordingly, all of the 2016-2018 Gardner PRSUs were cancelled with no payment.

(7)	Represents the target and maximum number of PRSUs that may be earned by Mr. Gardner on March 31, 2020 based on our 2017-2019 Adjusted EBITDA (the 2017-2019 Gardner PRSUs).

(8)
Represents the target and maximum number of 2018 Gardner PRSUs that may be earned based on our performance compared to the Quantitative Objectives during 2018. In April 2019, our compensation committee determined that 25% of this award had been earned and will vest in eight equal quarterly installments beginning on March 31, 2019. The unearned portion of the 2018 Gardner PRSUs was forfeited. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Equity Incentive Compensation.”

(9)
Represents the target and maximum number of 2018-2020 Gardner PRSUs that may be earned by Mr. Gardner on March 31, 2021 based on our 2018-2020 Adjusted EBITDA. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Equity Incentive Compensation.”

(10)
Represents the grant of restricted shares pursuant to Mr. Graffam’s employment agreement that remain subject to the following time-vesting schedule (a) 33% of the restricted shares will vest on October 8, 2019 and (b) 33% of the restricted shares will vest on October 8, 2020, in each case subject to Mr. Graffam’s employment with our company on the vesting date. 33% of the 12,755 restricted shares that were originally granted had vested on October 8, 2018.

(11)
Represents the target and maximum number of phantom units that may be earned by Mr. Graffam under the CFO performance award. In January 2019, our compensation committee determined that Mr. Graffam had earned 15,285 phantom units with respect to the first tranche of the CFO performance award, which will result in a cash payment to be made to Mr. Graffam on the settlement date as described above. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—MONI Plan Awards.”

(12)
Represents the phantom units under the CFO service award that vest in three equal annual installments beginning on March 29, 2019, subject to Mr. Graffam’s employment with our company and MONI on each vesting date. See “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—MONI Plan Awards.”

(13)
Represents the Chairman RSA that remains subject to the following time-vesting schedule (a) 50% of the restricted shares will vest in equal installments on January 1, 2019, April 1, 2019, July 1, 2019 and October 1, 2019 and (b) 25% of the restricted shares will vest in equal installments on January 1, 2020 and April 1, 2020, in each case subject to Mr. Fitzgerald's continued service on our company's Board of Directors on the vesting date. 25% of the 23,947 Chairman RSA vested during 2018.

(14)
Represents the target and maximum number of Chairman PRSUs that may be earned subject to a performance condition related to the capital structure of the Company. The units will vest when, and if, our compensation committee is satisfied that the condition has been met.

(15)
Represents the target and maximum number of Chairman PRSUs that may be earned contingent upon the successful completion of a material transaction that enhances stockholder value. The units will vest when, and if, our compensation committee is satisfied that the condition has been met.

Option Exercises and Stock Vested

The following table sets forth information regarding the vesting of restricted stock or restricted stock units held by our named executive officers, in each case, during the year ended December 31, 2018. None of our named executive officers had any exercises of option awards during the year ended December 31, 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
William E. Niles
Series A	40,808	103,281
Jeffery R. Gardner
Series A	19,364	97,827
Fred A. Graffam III
Series A	4,251	6,525
William R. Fitzgerald
Series A	22,532	210,554

(1)	Includes shares withheld in payment of withholding taxes at election of holder.

Potential Payments Upon Termination or Change-in-Control

Each of the employment agreements of our named executive officers, as in effect on December 31, 2018, and each of our incentive plans provides for rights upon certain termination events, with adjustments to be made to the amounts payable to certain named executive officers if the termination occurs concurrently with or following a change of control of our Company. As of December 31, 2018, all of our named executive officers (other than Mr. Fitzgerald) had employment agreements with our Company, which are described below. This section sets forth the potential payments to Messrs. Niles, Gardner and Graffam if their employment with Ascent Capital had terminated or a change in control had occurred, in each case, as of December 31, 2018, as well as the payments and benefits Mr. Fitzgerald is entitled to receive in connection with the expiration of his employment agreement with our Company. In connection with the expiration of Mr. Fitzgerald’s employment agreement, we entered into a severance agreement and general release with him, which is described above in “—Compensation Discussion and Analysis—Elements of 2018 Executive Compensation—Severance Benefits.” Mr. Fitzgerald is continuing his service in the capacity of non-executive Chairman of the Board.

Change of Control

Under the employment agreements of Messrs. Niles, Gardner and Graffam, a change of control of our Company would be deemed to have occurred if any of the following occurs:

(i)
any person or group (other than Mr. Malone and certain affiliates, each of whom we refer to as an Ascent Permitted Holder) acquires, together with stock already held by such person or group, more than 50% of the total fair market value or more than 50% of the total voting power of the stock of our Company;

(ii)
any person or group (other than an Ascent Permitted Holder) acquires, in a single transaction or in multiple transactions during a 12-month period, assets of our Company having a gross fair market value of 40% or more of the total gross fair market value of all of our Company’s assets immediately prior to such acquisition or acquisitions;

(iii)
any person or group (other than an Ascent Permitted Holder) acquires, in a single transaction or in multiple transactions during a 12-month period, 30% or more of the total voting power of the stock of our Company; or

(iv)
a majority of our Company’s Board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of our Board of directors before the date of appointment or election.

Any such change of control results in an increase in each such executive’s severance, as described under “—Termination Without Cause” below.
If Mr. Niles’ employment with our Company or any of our subsidiaries is terminated without cause or by the executive for good reason within 12 months after a change in control, his CEO PRSUs, other performance RSU awards and CEO RSUs will vest in full on the date of such termination.
If Mr. Gardner’s employment is terminated by our Company without cause or by Mr. Gardner with good reason within 12 months after a change in control, his 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, 2018 Gardner PRSUs and 2018-2020 Gardner PRSUs will vest in full on the date of such termination.
Pursuant to the MONI Plan, upon the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the MONI Plan), Mr. Graffam’s CFO performance award and CFO service award will vest in full.
Termination for Cause

If our Company terminated any of Messrs. Niles, Gardner and Graffam for “Cause,” we would have no further liability or obligations under the applicable agreement to such named executive officer other than accrued and unpaid base salary and vacation time and all incurred and unpaid expenses. “Cause” is generally defined to include: breaches of material obligations under the applicable employment agreement; continued failure to perform the applicable named executive officer’s duties; material violations of Company policies or applicable laws and regulations; fraud, dishonesty or misrepresentation; gross negligence in the performance of duties; conviction of a felony or crime of moral turpitude; and other misconduct that is materially injurious to our financial condition or business reputation.
Termination Without Cause

If our Company terminated the employment of Mr. Niles without Cause on December 31, 2018, our Company would become obligated to pay Mr. Niles all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts, all incurred and unpaid expenses, as well as a severance payment equal to:

(i)
if termination occurs prior to a change of control, as defined in his employment agreement, the product of 2 times the sum of (A) Mr. Niles’ base salary plus (B) his target bonus (equal to 75% of Mr. Niles’ base salary); or

(ii)
if termination occurs concurrently with or following a change of control, the product of 2.5 times the sum of (A) Mr. Niles’ base salary plus (B) his target bonus (equal to 75% of Mr. Niles’ base salary).

If Mr. Niles is terminated without Cause, the CEO PRSUs would be forfeited, and Mr. Niles’ other performance RSUs would vest on a pro rata basis based on the number of calendar quarters that have elapsed between April 1, 2016 and the date of his termination divided by 16. The CEO RSUs would become fully vested if Mr. Niles is terminated without Cause.
If our Company terminated the employment of Messrs. Gardner or Graffam without Cause on December 31, 2018, our Company would become obligated to pay the applicable named executive officer all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts and all incurred and unpaid expenses, as well as a severance payment equal to:

(i)
in the case of Mr. Gardner, if a termination occurs prior to a change of control, as defined in his employment agreement, an amount equal to two times his annual base salary. If a termination occurs concurrently with or following a change of control, an amount equal to four times his annual base salary; and

(ii)
in the case of Mr. Graffam and a termination occurring prior to a change of control, an amount equal to 1.5 times the sum of his annual base salary and target bonus. Upon a termination concurrently with or following a change in control, an amount equal to two times the sum of his annual base salary and target bonus.

If Mr. Gardner had been terminated without Cause on December 31, 2018, the 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, 2018 Gardner PRSUs and 2018-2020 Gardner PRSUs would be forfeited if the compensation committee had not certified that such PRSUs had been earned prior to the date of his termination. If our compensation committee had determined that the 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, 2018 Gardner PRSUs and 2018-2020 Gardner PRSUs were earned prior to his termination without Cause, the 2018 Gardner PRSUs would vest on a pro rata basis based on the number of calendar quarters that have elapsed between January 1, 2018 and the date of his termination divided by 12, and the 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, and 2018-2020 Gardner PRSUs would vest in full upon a termination of Mr. Gardner’s employment without Cause.
If Mr. Graffam had been terminated without Cause on December 31, 2018, the CFO service award and, assuming Mr. Graffam’s achievement of the applicable KPIs, the CFO performance award provide that any unvested portion thereof may vest in the discretion of the committee appointed to administer the MONI Plan. With respect to the below table, we have assumed that such committee determined to vest the CFO service award and CFO performance award in full. In addition, Mr. Graffam’s restricted stock award vests on a pro rata basis based on the number of calendar quarters that have elapsed between December 21, 2017 and the date of his termination divided by 12.
Termination with Good Reason

Subject to certain notice provisions and our rights with respect to a cure period or a renegotiation period, as applicable, each of Messrs. Niles, Gardner and Graffam may terminate his employment for “Good Reason” and receive the same rights and payments, including the same vesting rights, as if such named executive officer’s employment was terminated without Cause. “Good Reason” is defined in each employment agreement to include:

(i)
in the case of Mr. Graffam, a material reduction in base salary, a requirement that Mr. Graffam devote a majority of his time to duties materially inconsistent with the status of his position, the relocation of his principal place of employment by more than 50 miles and a material breach by our Company of any material provision of his employment agreement; and

(ii)
in the case of Messrs. Gardner and Niles, a reduction in base salary, the relocation of his principal place of employment by more than 35 miles, a material breach by our Company of any provision of his employment agreement and, in Mr. Gardner’s case, a material reduction in Mr. Gardner’s responsibilities with Monitronics.

Death or Disability

In the event any of Messrs. Niles, Gardner and Graffam dies or becomes disabled during such named executive officer’s term of employment, we become obligated to pay such named executive officer (or his legal representative, as applicable) all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts and all incurred and unpaid expenses. In addition, Mr. Niles is entitled to a lump sum amount equal to his annual base salary in effect on the date of termination multiplied by 1.5 and Mr. Gardner is entitled to a lump sum amount equal to his annual base salary in effect on the date of termination.
In the event Mr. Niles dies or becomes disabled, he would be entitled to full vesting of the CEO PRSUs, Mr. Niles’ other performance RSUs and the CEO RSUs. Mr. Gardner would only be entitled to full vesting of the 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, 2018 Gardner PRSUs and 2018-2020 Gardner PRSUs if our compensation committee had certified that such PRSUs had been earned prior to his death or disability. In the event Mr. Graffam dies or becomes disabled, he would be entitled to full vesting of the CFO service award and the CFO performance award.
Non-Renewal

Each of the employment agreements of Messrs. Niles, Gardner and Graffam provides that, if (i) we do not offer him a new employment agreement beyond the term of his existing employment agreement or (ii) we do offer him such a new employment agreement but it is generally not as favorable, in all material respects, as his existing employment agreement, then such named executive officer will be deemed terminated without Cause and entitled to the severance benefits described under “—Termination Without Cause” above.

Incentive Plans
Pursuant to the terms of the Ascent incentive plan, under certain conditions, including the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the Ascent incentive plan), options and SARs will become immediately exercisable, the restrictions on restricted shares will lapse and restricted stock units will become fully vested, unless individual agreements state otherwise. At the time an award was granted, the compensation committee determined, and the relevant agreement provided for, any vesting or early termination, upon a holder’s termination of employment with our Company, of any unvested options, SARs, restricted stock units or restricted shares, and the period following any such termination during which any vested options, SARs and stock units must be exercised. Unless otherwise provided in the relevant agreement, (1) no option or SAR may be exercised after its scheduled expiration date, (2) if the holder’s service terminates by reason of death or disability (as defined in the Ascent incentive plan), his or her options or SARs shall remain exercisable for a period of at least one year following such termination (but not later than the scheduled expiration date) and (3) any termination of the holder’s service for “cause” (as defined in the Ascent incentive plan) will result in the immediate termination of all options, SARs and restricted stock units and the forfeiture of all rights to any restricted shares retained distributions, unpaid dividend equivalents and related cash amounts held by such terminated holder. If a holder’s service terminates due to death or disability, options and SARs will become immediately exercisable, the restrictions on restricted shares will lapse and stock units will become fully vested, unless individual agreements state otherwise.
Pursuant to the terms of the MONI Plan, under certain conditions, including the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the MONI Plan), phantom units and unpaid dividend equivalents will become vested and any related cash amounts will be adjusted as provided for in the individual agreement, unless individual agreements state otherwise.

Benefits Payable Upon Termination or Change in Control
The following table sets forth benefits that would have been payable to Messrs. Niles, Gardner and Graffam if the employment of such named executive officer had been terminated on December 31, 2018 and assumes that all salary, vacation, bonus and expense reimbursement amounts accrued and payable on or before December 31, 2018 had been paid in full as of such date. The amounts provided in the tables with respect to restricted stock, phantom stock, RSUs and performance RSUs are based on the closing market price on December 31, 2018, the last trading day of such year, for our Series A common stock, which was $0.39.

Name	Voluntary Termination		Termination for Cause	Termination Without Cause or for Good Reason (After a Change in Control)		Termination Without Cause or for Good Reason (Without a Change in Control)		Death		Disability
William E. Niles
Severance	—		—	2,187,500		1,750,000		750,000		750,000
PRSUs	—		—	32,391	(2)	5,885	(3)	32,391	(4)	32,391	(4)
RSUs	—		—	9,750	(2)	9,750	(3)	9,750	(4)	9,750	(4)
Options	—	(1)	—	—	(1)	—	(1)	—	(1)	—	(1)
Total	$—		$—	$2,229,641		$1,765,635		$792,141		$792,141
Jeffery R. Gardner
Severance	—		—	2,160,000		1,080,000		540,000		540,000
PRSUs	—		—	188,719	(2)	1,890	(3)	1,890	(4)	1,890	(4)
Total	$—		$—	$2,348,719	(5)	$1,081,890	(5)	$541,890		$541,890
Fred A. Graffam III
Severance	—		—	1,168,000		876,000		—		—
Restricted Stock	—		—	3,317	(2)	415	(3)	3,317	(4)	3,317	(4)
Phantom Units	—		—	47,690	(2)	47,690	(3)	47,690	(4)	47,690	(4)
Total	$—		$—	$1,219,007		$924,105		$51,007		$51,007
William R. Fitzgerald
Severance	—		—	—		2,987,694	(6)	—		—
Restricted Stock	—		—	—		—		—		—
Options	—		—	—		—	(1)	—		—
Total	$—		$—	$—		$2,987,694		$—		$—

(1)
Based on the number of vested options held by each named executive officer at year-end. For more information, see “—Outstanding Equity Awards at Fiscal Year-End” above. As of December 31, 2018, all options are out of the money and have been omitted from this table.

(2)
Based on the number of unvested PRSUs, RSUs, shares of restricted stock and/or phantom stock units, in each case, held by each named executive officer at year-end. For more information, see “—Outstanding Equity Awards at Fiscal Year-End” above.

(3)
Based on (i) the number of unvested CEO RSUs held by Mr. Niles, unvested earned PRSUs held by Mr. Gardner, and unvested phantom units under Mr. Graffam’s CFO performance award and CFO service award, in each case, at year-end and (ii) the number of unvested earned performance RSUs, other than CEO PRSUs, held by Mr. Niles at December 31, 2018 and the number of unvested shares in Mr. Graffam’s restricted stock award that would vest, in each case, pursuant to the pro rata vesting provisions in the related award agreement if Mr. Niles and Mr. Graffam were terminated without cause as of December 31, 2018. For more information, see “—Outstanding Equity Awards at Fiscal Year-End” above. Mr. Niles’ CEO PRSUs would have been forfeited if he had been terminated without cause absent a change in control or death or disability. In addition, because our compensation committee had not previously certified that the 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, 2018 Gardner PRSUs or 2018-2020 Gardner PRSUs had been earned, these PRSUs would have been forfeited upon Mr. Gardner’s termination without cause absent a change in control. We have assumed that the committee that administers the MONI Plan would determine to vest the CFO service award and CFO performance award in full upon Mr. Graffam’s termination without cause absent a change in control.

(4)
Based on (i) the number of unvested PRSUs, RSUs, shares of restricted stock and/or phantom units, in each case, held by Mr. Niles and Mr. Graffam at year-end and (ii) the number of unvested earned PRSUs held by Mr. Gardner at year-end. For more information, see “—Outstanding Equity Awards at Fiscal Year-End” above. Because our compensation committee had not certified that the 2016-2018 Gardner PRSUs, 2017-2019 Gardner PRSUs, 2018 Gardner PRSUs or 2018-2020 Gardner PRSUs had been earned prior to December 31, 2018, these PRSUs would have been forfeited upon Mr. Gardner’s termination without cause absent a change in control.

(5)	Amounts payable to Mr. Gardner are conditioned upon continued compliance with the terms of the non-competition and non-solicitation covenants contained in his employment agreement.

(6)	As of December 31, 2018, our Company and Mr. Fitzgerald had agreed on severance terms, which included an aggregate cash payment of $2,987,694, all of which was paid during 2018.

Compensation of Directors

Our directors who are also employees of our Company receive no additional compensation for their services as directors. Each of our non-employee directors receives compensation for services as a director and, as applicable, for services as a member of any Board committee, as described below. All of our directors are reimbursed for travel expenses relating to their attendance at our Board or committee meetings.
Compensation Policy. On December 22, 2017, our Board approved the compensation package for our non-employee directors for their services to be rendered in 2018. For 2018, each of our non-employee directors (other than Mr. Fitzgerald) was awarded an annual cash retainer fee of $60,000, payable quarterly in arrears. In addition, for their services to be rendered to our Board in 2018 each non-employee director received an award of Series A restricted stock with a grant date value of $100,000, vesting quarterly over a two-year period. For service on each of our compensation and nominating and corporate governance committee, each member received an award of Series A restricted stock with a grant date value of $5,000 per committee, other than the chairman of each such committee, who instead received an award of Series A restricted stock with a grant date value of $15,000 per committee chaired, with each such Series A restricted award vesting over a two-year period. For service on our audit committee, each member received an award of Series A restricted stock with a grant date fair value of $7,500, other than the chairman of the audit committee who instead received an award of Series A restricted stock with a grant date value of $20,000, with each such Series A restricted award vesting over a two-year period. All such Series A restricted stock awards were granted in December 2017 under the Ascent incentive plan.
On December 20, 2018, our Board approved the compensation package for our non-employee directors for their services to be rendered in 2019. For 2019, each of our non-employee directors was awarded an annual cash retainer fee of $160,000, other than Mr. Fitzgerald whose annual retainer as non-executive Chairman of the Board is $400,000, in each case, payable quarterly in arrears. No stock awards have been granted to our non-employee directors with respect to their service on our Board for 2019. Fees for service on each of our compensation and nominating and corporate governance committee are $5,000 per committee, other than the chairman of each such committee, who instead receives a $15,000 fee per committee chaired. Fees for service on our audit committee are $7,500, other than the chairman of the audit committee who instead receives a $20,000 fee.
On March 31, 2018, the employment agreement dated February 9, 2009 between our Company and Mr. Fitzgerald (as amended), pursuant to which, among other things, Mr. Fitzgerald served as Chairman of the Board and Chief Executive Officer of the Company, expired in accordance with its terms. Effective April 1, 2018, our Board appointed Mr. Fitzgerald to continue to serve as our non-executive Chairman of the Board and as a member of the Executive Committee until such time as he ceases to be a member of the Board or, if earlier, until the Board elects another member of the Board to serve in such position. In connection with his continued service on the Board, the Board approved an annual cash retainer fee for Mr. Fitzgerald in an amount of $282,500 (annualized), payable quarterly in arrears, for 2018 and an annual award of restricted stock with a grant date fair value of $117,500 (annualized) and terms generally consistent with the restricted stock awards granted to our other non-employee directors. In March 2018, Mr. Fitzgerald received an award of 23,947 restricted shares that vest ratably over eight quarters commencing June 30, 2018 (the Chairman RSA). Further, in connection with his continued service as non-executive Chairman of the Board, the Board granted to Mr. Fitzgerald: (i) a one-time $400,000 performance award with a performance condition that relates to the capital structure of the Company and (ii) a one-time $400,000 performance award that is contingent upon the successful completion of a material transaction that enhances stockholder value, as determined by the compensation committee. Each award consisted of (i) 54,348 performance-based restricted stock units (the Chairman PRSUs) with a grant date fair market value of $200,000 and (ii) $200,000 payable in cash, if earned. The Chairman PRSUs will vest and the cash amount will be paid, in each case, to Mr. Fitzgerald when and if the compensation committee is satisfied that the performance conditions have been met.

Equity Incentive Plans. Equity awards to our directors were granted under the Ascent incentive plan and are administered by our entire Board. Our Board had full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The Ascent incentive plan is designed to provide additional compensation to certain employees, nonemployee directors and independent contractors for services rendered, to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Our Board could grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the Ascent incentive plan (which we refer to, collectively, as director awards). The maximum number of shares of our common stock with respect to which awards may be granted under the Ascent incentive plan is an aggregate of 899,862 shares (plus any shares of our common stock subject to currently outstanding awards that become available again under the 2008 plans) available under the Ascent incentive plan, subject to anti-dilution and other adjustment provisions of the Ascent incentive plan. Shares of our common stock issued pursuant to director awards were made available from either authorized but unissued shares or shares that had been issued but reacquired by us (including shares purchased in the open market).

Director Compensation Table

The following table sets forth compensation paid to our non-employee directors during the year ended December 31, 2018.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Philip J. Holthouse	60,000	—	—	60,000
Michael J. Pohl	60,000	—	—	60,000
Thomas P. McMillin	60,000	—	—	60,000
Charles Y. Tanabe (3)	15,000	—	—	15,000

(1)
William R. Fitzgerald, who is our non-executive Chairman and a named executive officer, received compensation for such service as described above under “—Compensation of Directors.” See also “—Summary Compensation Table.”

(2)
As of December 31, 2018, our directors (other than Messrs. Fitzgerald and Gardner, whose equity awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	Philip J. Holthouse	Michael J. Pohl	Thomas P. McMillin	Charles Y. Tanabe
Options
Series A	—	—	—	—
Restricted Stock
Series A	5,689	5,578	4,822	—

(3)	Mr. Tanabe retired from our Board in May 2018.

Compensation Committee Interlocks and Insider Participation

In 2018, the compensation committee of our Board consisted of Michael J. Pohl and Philip J. Holthouse during the entirety of the year. No member of the compensation committee during 2018 is, was or has been an officer or employee of our Company or any of our subsidiaries, or has engaged in any related party transaction in which our Company or any of our subsidiaries was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with the Company’s management the “Compensation Discussion and Analysis” included under “Executive Compensation” below. Based on such review and discussions, the compensation committee recommended to our Company’s Board that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee
Philip J. Holthouse
Michael J. Pohl (chairman)

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

The security ownership information is given as of February 28, 2019, and, in the case of percentage ownership information, is based upon 12,092,846 shares of our Series A common stock and 381,528 shares of our Series B common stock, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name	Title of Series	Amount and Nature of Beneficial Ownership (in thousands)		Percent of Series (%)	Voting Power (%)

John C. Malone	Series A	306,192	(1)(2)(3)(4)	2.5%	17.6%
c/o Liberty Media Corporation 12300 Liberty Boulevard Englewood, CO 80112	Series B	248,693	(1)(2)(4)(5)	65.2%

Nantahala Capital Management, LLC	Series A	1,794,260	(6)	14.8%	11.3%
19 Old Kings Highway S Suite 200 Darien, CT 06820

Renaissance Technologies LLC	Series A	929,198	(7)	7.7%	5.8%
800 Third Avenue New York, NY 10022

Bank of America Corporation	Series A	869,187	(8)	7.2%	5.5%
Bank of America Corporate Center 10 N. Tryon Street Charlotte, NC 28255

Dimensional Fund Advisors LP	Series A	776,777	(9)	6.4%	4.9%
Building One 6300 Bee Cave Road Austin, TX 78746

CRF3 Investments I S.a r.l.	Series A	607,150	(10)	5.0%	3.8%
26A, Boulevard Royal Luxembourg, Luxembourg L-2449

(1)
Based on Amendment No. 5 to Schedule 13D filed by John C. Malone (the Malone 13D/A) and a Form 4 filed July 2, 2014, Mr. Malone has sole voting power and sole dispositive power over 306,192 shares of our Series A common stock and 239,515 shares of our Series B common stock.

(2)
Based on the Malone 13D/A, includes (i) 26,833 shares of our Series A common stock and 2,046 shares of our Series B common stock held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership and (ii) 113,345 shares of our Series A common stock and 145,225 shares of our Series B common stock held by Columbus Holdings, LLC, which is owned by Mr. Malone and his wife.

(3)
Based on the Malone 13D/A, includes 16 and 55,317 shares of our Series A common stock held by two trusts with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trusts.

(4)	Does not include beneficial ownership of shares of our Series A common stock issuable upon exercise of conversion rights relating to shares of our Series B common stock held by Mr. Malone.

(5)
Based on the Malone 13D/A, includes 9,178 shares of our Series B common stock held by two trusts managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children. Mr. Malone has no pecuniary interest in the trusts, but he retains the right to substitute the assets held by the trusts. Mr. Malone disclaims beneficial ownership of such shares.

(6)
Based on Amendment No. 2 to Schedule 13G filed on February 14, 2019 by Nantahala Capital Management, LLC (Nantahala); Wilmot B. Harkey; and Dan Mack, which states that they each have shared voting power and shared dispositive power over 1,794,260 shares.

(7)
Based on Amendment No. 2 to Schedule 13G filed on February 13, 2019 by Renaissance Technologies LLC (RTC) and Renaissance Technologies Holdings Corporation (RTHC), which states that RTC and RTHC, the majority owner of RTC, have sole voting power and sole dispositive power over 929,198 shares.

(8)
Based on Schedule 13G filed on February 13, 2019 by Bank of America Corporation (Bank of America), which states that Bank of America has shared voting power over 869,150 shares and shared dispositive power over 869,187 shares.

(9)
Based on Amendment 3 to Schedule 13G filed February 8, 2019, by Dimensional Fund Advisers LP, which states that Dimensional Fund Advisors LP has sole voting power over 736,247 shares and sole dispositive power over 776,777 shares.

(10)	Based on Schedule 13G filed on October 29, 2018 by CRF3 Investments I S.a r.l. (CRF3), which states that CRF3 has sole voting power and sole dispositive power over 607,150 shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors, each of our named executive officers (as defined below) and by all of our directors and executive officers as a group, of shares of our Series A common stock and Series B common stock. The security ownership information is given as of February 28, 2019, and, in the case of percentage ownership information, is based upon 12,092,846 shares of Series A common stock and 381,528 shares of Series B common stock, in each case, outstanding on that date. Such outstanding share amounts do not include shares of our common stock that may be issued upon the exercise of stock options, including stock options disclosed in the table below. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our equity incentive plans are included in the outstanding share numbers provided throughout this proxy statement. Shares of common stock issuable upon vesting of restricted stock units (RSUs) or exercise or conversion of options, warrants and convertible securities that, as of February 28, 2019, were exercisable or convertible on such date or within 60 days thereafter, are deemed to be outstanding and to be beneficially owned by the person holding the restricted stock units, options, warrants or convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, any beneficial ownership of shares of our Series B common stock, though convertible on a one-for-one basis into shares of our Series A common stock, is reported as beneficial ownership of our Series B common stock only, and not as beneficial ownership of our Series A common stock. So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

Name	Title of Series	Amount and Nature of Beneficial Ownership (in thousands)		Percent of Series (%)	Voting Power (%)

William R. Fitzgerald	Series A	496,344	(1)(2)	4.0%	10.1%
Chairman of the Board, and former Chief Executive Officer and President	Series B	115,055		30.2%

Jeffery R. Gardner	Series A	95,814	(3)	*	*
Executive Vice President and Director	Series B	—		—

Fred A. Graffam III	Series A	11,719	(2)	*	*
Senior Vice President and Chief Financial Officer	Series B	—		—

Philip J. Holthouse	Series A	41,682	(2)(5)	*	*
Director	Series B	—		—

Thomas P. McMillin	Series A	9,842	(2)	*	*
Director	Series B	—		—

William E. Niles	Series A	53,853	(3)	*	*
Chief Executive Officer, General Counsel and Secretary	Series B	—		—

Michael J. Pohl	Series A	29,081	(2)	*	*
Director	Series B	—		—

All directors and executive officers as a group (7 persons)	Series A	738,335	(1)(2)(3)(4)	5.9%	11.6%
	Series B	115,055		30.2%

* Less than one percent

(1)
Includes, as applicable, beneficial ownership of the following shares of our Series A common stock that may be acquired upon exercise of stock options that are exercisable within 60 days of February 28, 2019:

Name	Option Shares
William R. Fitzgerald	380,460

(2)	Includes, as applicable, the following restricted shares of our Series A common stock which remain subject to vesting as of February 28, 2019:

Name	Restricted Shares
William R. Fitzgerald	14,968
Fred A. Graffam III	8,504
Philip J. Holthouse	4,268
Thomas P. McMillin	3,692
Michael J. Pohl	4,184

(3)	Includes the following shares of our Series A common stock which were issued in connection with partial vesting of RSUs within 60 days after February 28, 2019:

Name	RSU Shares
William E. Niles	16,812
Jeffery R. Gardner	8,491

(4)	Includes 35,993 shares of our Series A common stock owned by Mr. Holthouse jointly with his wife and over which he has shared voting and investment power.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
Ascent Capital Group, Inc. 2008 Incentive Plan:			—	(1)
Series A common stock	457,215	$56.00
Series B common stock	—	—
Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan:			—	(1)
Series A common stock	—	—
Series B common stock	—	—
Amended and Restated Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan:			606,227	(2)
Series A common stock	704,240	—
Series B common stock	—	—
Equity compensation plans not approved by security holders—None	—	—	—
Total	1,161,455		606,227
Series A common stock	1,161,455
Series B common stock	—

(1)
Our Board determined to cease making any further grants under the Ascent Capital Group, Inc. 2008 Incentive Plan and the Ascent Capital Group, Inc. 2008 Non-Employee Director Incentive Plan, effective May 29, 2015 upon receipt of our stockholders’ approval of the Ascent incentive plan.

(2)	The Ascent incentive plan permits grants of, or with respect to, shares of our Series A common stock or Series B common stock subject to a single aggregate limit.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

We adopted a code of ethics and corporate governance guidelines to govern the review and approval of related party transactions. Under our code of ethics, any transaction which may involve an actual or potential conflict of interest and is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC must be approved by the audit committee or another independent body of our Board designated by our Board. Under our corporate governance guidelines, if a director has an actual or potential conflict of interest, the director must promptly inform our Chief Executive Officer and the chair of our audit committee. All directors must recuse themselves from any discussion or decision that involves or affects their personal, business or professional interests. In addition, an independent committee of our Board, designated by our Board, will resolve any conflict of interest issue involving a director, our Chief Executive Officer or any other executive officer. No related party transaction (as defined by Item 404(a) of Regulation S-K promulgated by the SEC) may be effected without the approval of such independent committee.

Director Independence

It is our policy that a majority of the members of our Board be independent of our management. For a director to be deemed independent, our Board must affirmatively determine that the director has no disqualifying direct or indirect material relationship with our Company. To assist our Board in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our Board follows the Corporate Governance Rules of Nasdaq on the criteria for director independence.

Our Board has determined that each of Philip J. Holthouse, Thomas P. McMillin and Michael J. Pohl qualifies as an independent director of our Company. Our Board also determined that Charles Y. Tanabe, who retired from our Board in May 2018, also qualified as an independent director of our Company during his service on our Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2018 and 2017 and fees billed for other services rendered by KPMG LLP:

	2018	2017
Audit fees	$1,488,000	$1,428,900
Audit related fees	—	—
Audit and audit related fees	$1,488,000	$1,428,900
Tax fees (1)	—	84,300
Other fees	—	21,600
Total fees	$1,488,000	$1,534,800

(1)	Tax related services for 2017 consist primarily of tax compliance and advice.

Our audit committee has considered whether the provision of services by KPMG LLP to our Company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee adopted a policy, dated November 6, 2008, regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•audit services as specified in the policy, including (i) financial audits of our Company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•audit-related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) consultations with management as to accounting or disclosure treatment of transactions not otherwise considered audit services, (iv) attestation services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions and (vii) general assistance with implementation of SEC rules or listing standards; and

•tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence.

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

All services provided by our independent auditor during 2018 were approved in accordance with the terms of the policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits

The following exhibits to this Amendment No. 1 on Form 10-K are meant to supplement the Exhibits listed and/or filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, as amended:

31.3	Rule 13a-14(a)/15d-14(a) Certification.*
31.4	Rule 13a-14(a)/15d-14(a) Certification.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT CAPITAL GROUP, INC.

Dated:	April 30, 2019	By	/s/ William E. Niles
William E. Niles
Chief Executive Officer, General Counsel and Secretary