Form 10-Q
period 2019-03-31
Ascent Capital Group, Inc.
filed 2019-05-15
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission File Number 001-34176
ASCENT CAPITAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 628-5600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock, par value $.01 per share	ASCMA	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of May 1, 2019 was:
Series A common stock 12,108,012 shares; and Series B common stock 381,528 shares.

Item 1.  Financial Statements (unaudited)
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$76,300	105,921
Restricted cash	118	189
Trade receivables, net of allowance for doubtful accounts of $3,239 in 2019 and $3,759 in 2018	12,438	13,121
Prepaid and other current assets	35,018	32,202
Total current assets	123,874	151,433
Property and equipment, net of accumulated depreciation of $43,985 in 2019 and $40,827 in 2018	37,160	36,549
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,670,228 in 2019 and $1,621,242 in 2018	1,176,776	1,195,463
Deferred income tax asset, net	783	783
Operating lease right-of-use asset	19,840	—
Other assets	25,615	29,316
Total assets	$1,384,048	1,413,544
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,083	12,668
Other accrued liabilities	49,653	36,006
Deferred revenue	12,698	13,060
Holdback liability	12,041	11,513
Current portion of long-term debt	1,859,109	1,895,175
Total current liabilities	1,946,584	1,968,422
Non-current liabilities:
Long-term holdback liability	1,979	1,770
Derivative financial instruments	9,287	6,039
Operating lease liabilities	16,567	—
Other liabilities	2,912	2,742
Total liabilities	1,977,329	1,978,973
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,092,846 and 12,080,683 shares at March 31, 2019 and December 31, 2018, respectively	121	121
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 shares at both March 31, 2019 and December 31, 2018	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,425,780	1,425,325
Accumulated deficit	(2,026,326)	(1,998,487)
Accumulated other comprehensive income, net	7,140	7,608
Total stockholders’ deficit	(593,281)	(565,429)
Total liabilities and stockholders’ deficit	$1,384,048	1,413,544

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue	$129,606	133,753
Operating expenses:
Cost of services	26,764	32,701
Selling, general and administrative, including stock-based and long-term incentive compensation	32,512	37,406
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Depreciation	3,158	2,621
	111,579	127,139
Operating income	18,027	6,614
Other expense (income), net:
Interest income	(544)	(481)
Interest expense	37,894	38,652
Unrealized loss on derivative financial instruments	7,773	—
Refinancing expense	331	—
Other income, net	(259)	(2,065)
	45,195	36,106
Loss before income taxes	(27,168)	(29,492)
Income tax expense	671	1,346
Net loss	(27,839)	(30,838)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities, net	—	(3,077)
Unrealized gain (loss) on derivative contracts, net	(468)	14,406
Total other comprehensive income (loss), net of tax	(468)	11,329
Comprehensive loss	$(28,307)	(19,509)

Basic and diluted loss per share:
Net loss	$(2.24)	(2.51)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,839)	(30,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Depreciation	3,158	2,621
Stock-based and long-term incentive compensation	805	226
Deferred income tax expense	—	662
Amortization of debt discount and deferred debt costs	150	2,959
Unrealized loss on derivative financial instruments	7,773	—
Refinancing expense	331	—
Bad debt expense	3,335	3,017
Other non-cash activity, net	(264)	41
Changes in assets and liabilities:
Trade receivables	(2,652)	(2,672)
Prepaid expenses and other assets	3,428	781
Subscriber accounts - deferred contract acquisition costs	(863)	(898)
Payables and other liabilities	11,306	17,644
Net cash provided by operating activities	47,813	47,954
Cash flows from investing activities:
Capital expenditures	(2,999)	(3,310)
Cost of subscriber accounts acquired	(28,850)	(24,560)
Purchases of marketable securities	—	(7,998)
Proceeds from sale of marketable securities	—	5,495
Net cash used in investing activities	(31,849)	(30,373)
Cash flows from financing activities:
Proceeds from long-term debt	43,100	50,000
Payments on long-term debt	(79,316)	(47,750)
Payments of financing costs	(9,436)	—
Value of shares withheld for share-based compensation	(4)	(116)
Net cash provided by (used in) financing activities	(45,656)	2,134
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,692)	19,715
Cash, cash equivalents and restricted cash at beginning of period	106,110	10,465
Cash, cash equivalents and restricted cash at end of period	$76,418	30,180
Supplemental cash flow information:
State taxes paid, net	$—	—
Interest paid	25,886	22,920
Accrued capital expenditures	1,322	830
See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficit
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2018	$—	121	4	—	1,425,325	(1,998,487)	7,608	$(565,429)
Net loss	—	—	—	—	—	(27,839)	—	(27,839)
Other comprehensive loss	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	459	—	—	459
Value of shares withheld for minimum tax liability	—	—	—	—	(4)	—	—	(4)
Balance at March 31, 2019	$—	121	4	—	1,425,780	(2,026,326)	7,140	$(593,281)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2017	$—	120	4	—	1,423,899	(1,277,118)	(4,233)	$142,672
Impact of adoption of Topic 606	—	—	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	—	120	4	—	1,423,899	(1,300,443)	(3,628)	119,952
Net loss	—	—	—	—	—	(30,838)	—	(30,838)
Other comprehensive income	—	—	—	—	—	—	11,329	11,329
Stock-based compensation	—	—	—	—	285	—	—	285
Value of shares withheld for minimum tax liability	—	—	—	—	(116)	—	—	(116)
Balance at March 31, 2018	$—	120	4	—	1,424,068	(1,331,281)	7,701	$100,612

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position and results of operations of Ascent Capital and its consolidated subsidiaries.  Monitronics International, Inc. and its consolidated subsidiaries (collectively, "Monitronics", doing business as Brinks Home SecurityTM), are the primary, wholly owned subsidiaries of the Company.  Monitronics provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both Do-It-Yourself and professional installation security solutions.

The Company's chief operating decision maker reviews internal financial information on a consolidated Monitronics basis, which excludes corporate Ascent Capital activities and consolidation eliminations not associated with the operation of Monitronics. Total assets related to corporate Ascent Capital activities are $53,132,000 and $107,815,000 as of March 31, 2019 and December 31, 2018, respectively. Net income (loss) before income taxes related to corporate Ascent Capital activities was $3,932,000 for the three months ended March 31, 2019, as compared to $(4,631,000) for the three months ended March 31, 2018.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, include Ascent Capital and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of subscriber accounts and valuation of deferred tax assets. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

Nasdaq Deficiency Notices

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

While Nasdaq’s rules permit the Company to appeal any delisting determination, there can be no assurance the Nasdaq’s staff would grant its request for continued listing. Further, there can be no assurance that the Company will be able to regain compliance with the MVPHS requirement or the Minimum Bid Price Requirement or maintain compliance with Nasdaq’s other continued listing requirements. If the Series A common stock is not eligible to be listed on Nasdaq, the Company intends to apply to have the Series A common stock quoted on the OTC Market.

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

(2)    Going Concern

The Company has substantial indebtedness at March 31, 2019, including Monitronics' $585,000,000 principal of senior notes, maturing on April 1, 2020 (the "Senior Notes"), and its existing credit facility with a term loan in principal of $1,072,500,000 as of March 31, 2019, maturing September 30, 2022, and a revolving credit facility with an outstanding balance of $181,400,000 as of March 31, 2019, maturing September 30, 2021 (the term loan and the revolver, together, the "Credit Facility"). Ascent Capital has not guaranteed any of Monitronics' obligations under the Senior Notes and Credit Facility.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Monitronics is unable to refinance the Senior Notes by that date. Furthermore, Monitronics received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which constitutes a default under Monitronics’ Credit Facility (the "Going Concern Default"), and will report that its Consolidated Senior Secured Eligible RMR Leverage Ratio (as defined in the Credit Facility) exceeds the limits provided in the Credit Agreement for the quarter ended March 31, 2019 (the “Financial Covenant Default”), which constitutes an event of default under Monitronics’ Credit Facility. Any default under the Credit Facility may, upon the passage of time, mature into an event of default. At any time after the occurrence of an event of default under the Credit Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and the revolving loan lenders thereunder may terminate any commitment to make further loans under the revolving credit facility under the Credit Facility. Any such acceleration may constitute an event of default under the indenture governing the Senior Notes.

Additionally, in connection with management's negotiations with its creditors, Monitronics did not make its Senior Notes interest payment of $26,691,000 due on April 1, 2019. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments (the non-payment of the interest following the expiration of the 30-day cure period, the "Senior Notes Default"). The 30-day cure period under the indenture governing the Senior Notes has expired.

Monitronics obtained a waiver (as amended, the “Credit Facility Waiver”), from the required revolving lenders under the Credit Facility, which expired May 10, 2019, with respect to, among other things, the Going Concern Default and the Senior Notes Default, subject to the terms and conditions of the Credit Facility Waiver. The Credit Facility Waiver obtained from the Credit Facility revolving loan lenders allowed Monitronics to continue to borrow under the revolving credit facility under the Credit Facility, up to $195,000,000 at an alternate base rate plus 3.00%. Monitronics is seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default and such discussions are ongoing.

Monitronics has obtained a forbearance, as amended, from the required term lenders under the Credit Facility, through May 15, 2019, with respect to, among other things, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the Credit Facility term lenders provides that the term loan lenders will not exercise remedies with respect to an event of default that may occur from the Going Concern Default, the Senior Notes Default or the Financial Covenant Default. Despite the forbearance obtained from the Credit Facility term lenders, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, and any resulting event of default under the Credit Facility, are continuing, and will continue, absent a waiver from the required revolving and term loan lenders, as applicable.

Additionally, Monitronics has obtained a forbearance from the required holders of Senior Notes, through May 15, 2019, with respect to, among other things, the Senior Notes Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the holders of Senior Notes provides, subject to the terms of the forbearance, that the holders of Senior Notes will not exercise remedies with respect to the Senior Notes Default.

Given these factors, management continues to conclude there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance date of these condensed consolidated financial statements.

Ascent Capital and Monitronics have engaged financial and legal advisors to assist them in considering potential alternatives to address the issues described above. As of the issuance date of these condensed consolidated financial statements, Monitronics has not refinanced the Senior Notes and there can be no assurance that any refinancing, or an alternative restructuring of its outstanding indebtedness will be possible on acceptable terms, if at all.

Monitronics’ failure to refinance the Senior Notes or to reach an agreement with its stakeholders on the terms of a restructuring would have a material adverse effect on its and our liquidity, financial condition and results of operations and may result in it filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

The Company’s condensed consolidated financial statements as of March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

(3)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company adopted ASU 2016-02 using a modified retrospective approach at January 1, 2019, as outlined in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method of adoption, there is no impact to the comparative condensed consolidated statements of operations and condensed consolidated balance sheets. The Company determined that there was no cumulative effect adjustment to beginning Accumulated deficit on the condensed consolidated balance sheets. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases". In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.

Adoption of this standard did not materially impact the Company's Loss before income taxes and had no impact on the condensed consolidated statements of cash flows. Upon adoption as of January 1, 2019, the Company recognized an Operating lease right-of-use asset of $20,383,000 and a total Operating lease liability of $20,908,000. The difference between the two amounts were due to decreases in prepaid rent and deferred rent recorded under prior lease accounting in Prepaid and other current assets and Other accrued liabilities, respectively, on the condensed consolidated balance sheets. See note 12, Leases, for further information.

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and related liabilities	$6,558	$4,957
Interest payable	27,824	15,537
Income taxes payable	3,396	2,742
Operating lease liabilities	3,835	—
Other	8,040	12,770
Total Other accrued liabilities	$49,653	$36,006

(5)    Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 with an effective rate of 8.8%	$20,209	$90,725
Monitronics 9.125% Senior Notes due April 1, 2020 with an effective rate of 9.1%	585,000	585,000
Monitronics term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.3%	1,072,500	1,075,250
Monitronics $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.7%	181,400	144,200
	1,859,109	1,895,175
Less current portion of long-term debt	(1,859,109)	(1,895,175)
Long-term debt	$—	$—

Ascent Capital Convertible Senior Notes

The Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes") total $21,101,000 in aggregate principal amount, mature on July 15, 2020 and bear interest at 4.00% per annum. Interest on the Convertible Notes is payable semi-annually on January 15 and July 15 of each year. On August 30, 2018, Ascent Capital entered into a Supplemental Indenture in which the Company surrendered its right to elect to deliver shares of common stock or a combination of cash and shares of common stock upon conversion of the Convertible Notes (the "Convertible Notes Supplemental Indenture"). Following the execution of the Convertible Notes Supplemental Indenture, the Company may satisfy its conversion obligation solely in cash.

See note 1, Basis of Presentation, for information about the potential of a delisting of our Series A Common Stock from Nasdaq, which may accelerate the due date of the entire outstanding principal amount of, and any accrued and unpaid interest and accrued and unpaid additional interest on all the Convertible Notes, to be due and payable immediately. Given this potential, the outstanding debt of the Convertible Notes has been classified as Current portion of long-term debt in the condensed consolidated balance sheets as of March 31, 2019.

On February 14, 2019, pursuant to the settlement of the Noteholder Action lawsuit (as described in note 10, Commitments, Contingencies and Other Liabilities), the Company repurchased and settled $75,674,000 in aggregate principal amount of Convertible Notes. Ascent Capital paid to the Noteholder Parties (as defined below) an aggregate amount of $70,666,176.28 in cash (the "Convertible Note Cash Settlement"), consisting of (i) an aggregate of $6,104,720.92 for professional fees and expenses incurred on the Noteholder Parties’ behalf, (ii) an aggregate of $2,000,000.00 in consideration for the Noteholder Parties’ Consents, (iii) an aggregate of $10,808,555.36 in consideration for and in full and final satisfaction of the settled claims as set forth in the Settlement Agreement and (iv) an aggregate of $51,752,900.00 on account of the Note Repurchase (as defined below).

On February 19, 2019, the Company commenced a cash tender offer to purchase any and all of the remaining outstanding Convertible Notes (the “Offer”). On March 22, 2019, the Company entered into transaction support agreements with holders of approximately $18,554,000 in aggregate principal amount of the Convertible Notes, pursuant to which the Company agreed to increase the purchase price for the Convertible Notes in the Offer to $950 per $1,000 principal amount of Convertible Notes, with no accrued and unpaid interest to be payable (as so amended, the “Amended Offer”) and such holders agreed to tender, or cause to be tendered, into the Amended Offer all Convertible Notes held by such holders. The Amended Offer expired on March 29, 2019 and was settled on April 1, 2019. A total of $20,841,000 in aggregate principal amount of Convertible Notes were accepted for payment pursuant to the Amended Offer.

Following the consummation of the transactions contemplated by the Settlement Agreement and the consummation of the Amended Offer, $260,000 in aggregate principal amount of Convertible Notes remain outstanding. The information in these condensed consolidated financial statements shall not constitute an offer to purchase nor a solicitation of an offer to sell the Convertible Notes or any other securities of the Company, nor shall there be any offer, solicitation or sale of such securities in any state or other jurisdiction in which such an offer, solicitation or sale would be unlawful.

The Convertible Notes are presented on the consolidated balance sheet as follows (amounts in thousands):

	As of March 31, 2019	As of December 31, 2018
Principal	$21,101	$96,775
Unamortized discount	(836)	(5,666)
Deferred debt costs	(56)	(384)
Carrying value	$20,209	$90,725

The Company amortized $150,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three months ended March 31, 2019, compared to $1,181,000 for the three months ended March 31, 2018. The Company accelerated amortization of discount and deferred debt costs of $5,008,000, which was accelerated due to repurchase of the Convertible Notes pursuant to the settlement of the Noteholder Action lawsuit. This acceleration resulted in the carrying value of the Convertible Notes settled in February 2019 to equal the Convertible Note Cash Settlement. For the remaining unamortized debt discount and deferred debt costs, the Company is using an effective interest rate of 14.0% to calculate the accretion of the debt discount, which is being recorded as interest expense over the expected remaining term to maturity of the Convertible Notes.  The Company recognized contractual interest expense of $316,000 for the three months ended March 31, 2019, compared to $968,000 for the three months ended March 31, 2018.

Monitronics Senior Notes

The Monitronics Senior Notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of Monitronics' existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics' obligations under the Senior Notes.

In connection with management’s negotiations with its creditors, Monitronics did not make its Senior Notes interest payment of $26,691,000 due on April 1, 2019. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments, which has expired, resulting in the Senior Notes Default. As such, the outstanding debt of the Senior Notes as of March 31, 2019 has been classified as Current portion of long-term debt in the condensed consolidated balance sheets. See note 2, Going Concern for further information.

Monitronics Credit Facility

On September 30, 2016, Monitronics entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

As of March 31, 2019, the Credit Facility term loan has a principal amount of $1,072,500,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $181,400,000 and an aggregate of $1,000,000 under two standby letters of credit issued as of March 31, 2019, maturing on September 30, 2021. The Credit Facility revolver typically bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As discussed in note 2, Going Concern, Monitronics obtained the Credit Facility Waiver, which expired May 10, 2019, with respect to, among other things the Going Concern Default and the Senior Notes Default, subject to certain terms and conditions. The Credit Facility Waiver, among other things, allowed Monitronics to continue to borrow under the revolving credit facility under the Credit Facility for up to $195,000,000 at an alternate base rate plus 3.0%. Monitronics is seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default. However, there can be no assurance that Monitronics will receive such a waiver and therefore, there can be no assurance that Monitronics will have availability of additional borrowings under the Credit Facility revolver. See note 2, Going Concern for further information.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Monitronics is unable to refinance the Senior Notes by that date. Furthermore, Monitronics was not in compliance with certain financial covenants under the Credit Facility as of March 31, 2019. See note 2, Going Concern for further information.

Given the factors discussed above, the outstanding debt of the Credit Facility term loan and the Credit Facility revolver as of March 31, 2019 continues to be classified as Current portion of long-term debt in the condensed consolidated balance sheets.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics' existing domestic subsidiaries.  Ascent Capital has not guaranteed any of Monitronics' obligations under the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, Monitronics has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). Prior to December of 2018, all of the Swaps were designated as effective hedges of Monitronics' variable rate debt and qualified for hedge accounting. However, in December of 2018, given the potential for changes in Monitronics' future expected interest payments that the Swap hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. As a result of these interest rate swaps, Monitronics' effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 8.04% as of March 31, 2019. In April of 2019, subsequent to March 31, 2019, all of the outstanding Swaps were settled and terminated with their respective counterparties. See note 6, Derivatives, for further disclosures related to the settlement of these derivative instruments.

As of March 31, 2019, principal payments scheduled to be made on the Company’s debt obligations, assuming certain accelerated maturities due to potential events of default and subsequent transactions, are as follows (amounts in thousands):

Remainder of 2019	$1,860,001
2020	—
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total principal payments	1,860,001
Less:
Unamortized deferred debt costs, discounts and premium, net	892
Total debt on condensed consolidated balance sheet	$1,859,109

(6)    Derivatives

Monitronics utilizes Swaps to reduce the interest rate risk inherent in Monitronics' variable rate Credit Facility term loan. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. See note 7, Fair Value Measurements, for additional information about the credit valuation adjustments.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in Monitronics' future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $7,773,000. Amounts recognized in Accumulated other comprehensive income (loss) as of the de-designation date will be amortized to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss) over the remaining term of the hedged forecasted transactions of the Swaps which were 3 month LIBOR interest payments. Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $2,005,000.

As of March 31, 2019, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,013,883	March 23, 2018	April 9, 2022 (a)	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
246,875,000	March 23, 2018	April 9, 2022 (a)	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
49,375,000	March 23, 2018	April 9, 2022 (a)	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
372,287,500	March 23, 2018	September 30, 2022 (a)	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)        On April 30, 2019, the various counterparties and Monitronics agreed to settle and terminate all of the outstanding swap agreements, which required Monitronics to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to Monitronics.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Effective portion of gain recognized in Accumulated other comprehensive income (loss)	$—	13,668
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(468)	(738)

(a)        Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(7)    Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2019 and December 31, 2018 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Interest rate swap agreements - assets (a)	$—	6,027	—	6,027
Interest rate swap agreements - liabilities (a)	—	(9,287)	—	(9,287)
Total	$—	(3,260)	—	(3,260)
December 31, 2018
Interest rate swap agreements - assets (a)	$—	10,552	—	10,552
Interest rate swap agreements - liabilities (a)	—	(6,039)	—	(6,039)
Total	$—	4,513	—	4,513

(a)	Swap asset values are included in non-current Other assets and Swap liability values are included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2019	December 31, 2018
Long term debt, including current portion:
Carrying value	$1,859,109	1,895,175
Fair value (a)	1,216,665	1,273,502

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Stockholders’ Deficit

Common Stock

The following table presents the activity in Series A Common Stock and Ascent Capital's Series B Common Stock, par value $0.01 per share (the "Series B Common Stock"), for the three months ended March 31, 2019 and 2018:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2018	12,080,683	381,528
Issuance of stock awards	19,624	—
Restricted stock canceled for tax withholding	(7,461)	—
Balance at March 31, 2019	12,092,846	381,528

Balance at December 31, 2017	11,999,630	381,528
Issuance of stock awards	13,153	—
Restricted stock canceled for tax withholding	(10,680)	—
Balance at March 31, 2018	12,002,103	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$7,608
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	(468)
Balance at March 31, 2019	$7,140

(a)	Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations. See note 6, Derivatives, for further information.

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 (amounts in thousands):

	Foreign Currency Translation Adjustments	Unrealized Holding Gains and Losses on Marketable Securities, net (a)	Unrealized Gains and Losses on Derivative Instruments, net (b)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(758)	3,900	(7,375)	(4,233)
Impact of adoption of ASU 2017-12	—	—	605	605
Adjusted balance at January 1, 2018	(758)	3,900	(6,770)	(3,628)
Gain (loss) through Accumulated other comprehensive income (loss), net of income tax of $0	—	(1,014)	13,668	12,654
Reclassifications of loss (gain) into Net loss, net of income tax of $0	—	(2,063)	738	(1,325)
Net current period Other comprehensive income (loss)	—	(3,077)	14,406	11,329
Balance at March 31, 2018	$(758)	823	7,636	7,701

(a)	Amounts reclassified into Net loss are included in Other income, net on the condensed consolidated statements of operations.

(b)	Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations.

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

For all periods presented, diluted EPS is computed the same as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive securities anti-dilutive. Diluted shares outstanding excluded an aggregate of 404,718 unvested restricted shares and performance units for the three months ended March 31, 2019 because their inclusion would have been anti-dilutive. Diluted shares outstanding excluded an aggregate of 193,239 unvested restricted shares and performance units for the three months ended March 31, 2018 because their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Weighted average number of shares of Series A and Series B Common Stock	12,429,810	12,298,922

(10)    Commitments, Contingencies and Other Liabilities

Legal

Monitronics was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) for persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer's lead generator or sub-dealer. In the second quarter of 2017, Monitronics and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, Monitronics paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, Monitronics paid the remaining $23,000,000 of the Settlement Amount. Monitronics recovered a portion of the Settlement Amount under its insurance policies held with multiple carriers. In the fourth quarter of 2018, Monitronics settled its claims against two such carriers in which those carriers agreed to pay Monitronics an aggregate of $12,500,000. In April of 2019, Monitronics settled a claim against one such carrier in which that carrier agreed to pay Monitronics $4,800,000.

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

Other Legal Proceedings

On August 27, 2018, certain holders of Ascent Capital’s Convertible Notes caused an action to be filed in the Court of Chancery of the State of Delaware, captioned KLS Diversified Master Fund L.P. et. al. v. Ascent Capital Group, Inc. et al., C.A. No. 2018-0636 (as amended on September 5, 2018, October 1, 2018 and October 22, 2018, the “Noteholder Action”) against Ascent Capital and each of its directors and executive officers. On February 11, 2019, Ascent Capital and its directors and executive officers, on the one hand, and the holders of Convertible Notes that were plaintiffs in the Noteholder Action (together with certain of each of such holders’ respective affiliates, the “Noteholder Parties”) collectively holding $75,674,000 in aggregate principal amount of Convertible Notes, representing 78% of the aggregate principal amount of the Convertible Notes then outstanding, on the other hand, entered into a Settlement and Note Repurchase Agreement and Release (the “Settlement Agreement”), which, among other things as described herein, (i) provided for the settlement of the Noteholder Action and the mutual release of claims related thereto (the “Settlement”) and (ii) in connection with the Settlement, provided for the delivery by the Noteholder Parties of their respective written consents (the “Consents”) with respect to all Convertible Notes held by such Noteholder Parties to certain amendments described below (the “Amendments”) to the indenture governing the Convertible Notes (the "Indenture") and for the private repurchase (the “Note Repurchase”) by the Company of all Convertible Notes held by such Noteholder Parties. On February 14, 2019, the transactions contemplated in the Settlement Agreement (including the obtaining of the Consents and the Note Repurchase) were consummated and following the receipt of the Consents, the Company and the Trustee entered into the Second Supplemental Indenture, dated as of February 14, 2019 (the “Second Supplemental Indenture”), to the Indenture and the Amendments became effective. The Amendments effected by the Second Supplemental Indenture modified the Indenture to (i) remove references to subsidiary, subsidiaries and/or significant subsidiary, as applicable, of Ascent Capital from certain events of default provisions contained in Section 6.01 of the Indenture and (ii) allow conversion of Ascent Capital into a non-corporate legal form. Following the consummation of the transactions contemplated in the Settlement Agreement, on February 15, 2019, a Stipulation of Dismissal with respect to the Noteholder Action was filed in the Court of Chancery of the State of Delaware, pursuant to which the Noteholder Action was dismissed with prejudice.

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

(11)    Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Alarm monitoring revenue	$121,479	124,840
Product and installation revenue	6,534	8,147
Other revenue	1,593	766
Total Net revenue	$129,606	133,753

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2019	December 31, 2018
Trade receivables, net	$12,438	13,121
Contract assets, net - current portion (a)	13,072	13,452
Contract assets, net - long-term portion (b)	14,634	16,154
Deferred revenue	12,698	13,060

(a)        Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(b)        Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

(12)    Leases

The Company primarily leases buildings and equipment. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Certain real estate leases contain lease and non-lease components, which are accounted for separately.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost (a)	$131
Operating lease cost (b)	1,021
Total operating lease cost	$1,152

(a)        Amount is included in Cost of services in the unaudited condensed consolidated statements of operations.
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations.

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of March 31, 2019
Weighted-average remaining lease term for operating leases (in years)	10.3
Weighted-average discount rate for operating leases	11.8%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02 or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,097

Maturities of Lease Liabilities

As of March 31, 2019, maturities of lease liabilities were as follows:

Remainder of 2019	$2,864
2020	3,649
2021	3,195
2022	3,069
2023	3,087
Thereafter	20,329
Total lease payments	$36,193
Less: Interest	(15,791)
Total lease obligations	$20,402

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective method at January 1, 2019 as described in note 3, Recent Accounting Pronouncements. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2019	$4,739
2020	4,263
2021	3,093
2022	3,068
2023	3,087
Thereafter	20,329
Minimum lease commitments	$38,579

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of debt refinancing, our ability to regain compliance with the continued listing rules of The Nasdaq Stock Market LLC ("Nasdaq"), transferring the Company's Series A common stock listing to the Nasdaq Capital Market or quotation on the OTC Market, obtaining or maintaining any requested waiver of forbearance with respect to the Credit Facility and Senior Notes (each as defined below), the ability of Ascent Capital and Monitronics to continue as going concerns, potential restructurings and strategic transactions, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	the availability and terms of capital, including the ability of Monitronics to refinance its existing debt or obtain future financing to grow its business;

•	Monitronics' ability to refinance the Senior Notes or to reach an agreement on the terms of a restructuring with its stakeholders.

•	Monitronics' high degree of leverage and the restrictive covenants governing its indebtedness;

•	our ability to satisfy the continued listing standards of Nasdaq (or to cure any continued listing standard deficiencies) with respect to our Series A Common Stock;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent Monitronics' largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

•
the competitive environment in which Monitronics operates, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including technology, telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
Monitronics' ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•
technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures, including the phase out of 3G and CDMA networks by cellular carriers;

•	the trend away from the use of public switched telephone network lines and the resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of Monitronics' network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•	the reliability and creditworthiness of Monitronics' independent alarm systems dealers and subscribers;

•	changes in Monitronics' expected rate of subscriber attrition;

•	availability of, and our ability to retain, qualified personnel;

•	integration of acquired assets and businesses; and

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which Monitronics and/or its dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2018 Form 10-K.

Overview

Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") is a holding company and its assets primarily consist of its wholly-owned subsidiary, Monitronics International, Inc. and its operating subsidiaries (collectively, "Monitronics", doing business as Brinks Home Security). Monitronics provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Monitronics customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both Do-It-Yourself and professional installation security solutions.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service and limited use by the subscriber and thus low perceived value.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to Monitronics the cost paid to acquire the contract. To help ensure the dealer's obligation to Monitronics, Monitronics typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2019 and 2018:

	Twelve Months Ended March 31,
	2019	2018
Beginning balance of accounts	958,719	1,036,794
Accounts acquired	111,376	87,957
Accounts canceled	(164,221)	(159,845)
Canceled accounts guaranteed by dealer and other adjustments (a)	(4,681)	(6,187)
Ending balance of accounts	901,193	958,719
Monthly weighted average accounts	936,430	998,137
Attrition rate - Unit	17.5%	16.0%
Attrition rate - RMR (b)	17.0%	13.9%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2019 and 2018 was 17.5% and 16.0%, respectively. The RMR attrition rate for the twelve months ended March 31, 2019 and 2018 was 17.0% and 13.9%, respectively. Contributing to the increase in unit and RMR attrition were fewer customers under contract or in the dealer guarantee period for the twelve months ended March 31, 2019, as compared to the prior period, increased non-pay attrition as well as some impact from competition from new market entrants. The increase in the RMR attrition rate for the twelve months ended March 31, 2019 was also impacted by a less aggressive price increase strategy in the first quarter of 2019.

Monitronics analyzes its attrition by classifying accounts into annual pools based on the year of acquisition.  Monitronics then tracks the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, Monitronics' attrition rate is very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended March 31, 2019 and 2018, Monitronics acquired 20,003 and 21,547 subscriber accounts, respectively, through its Dealer and Direct to Consumer Channels. The decrease in accounts acquired for the three months is due to year over year decline in accounts acquired from the Direct to Consumer Channel partially offset by year over year growth in accounts acquired from the Dealer Channel.

RMR acquired during the three months ended March 31, 2019 and 2018 was $964,000 and $987,000, respectively.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in Monitronics' Dealer Channel and trends in subscriber attrition, it has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

Monitronics believes that generating account growth at a reasonable cost is essential to scaling its business and generating stakeholder value. In recent years, acquisition of new subscriber accounts through its Dealer Channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies in the market. Monitronics currently has several initiatives in place to improve account growth, which include:

•	Enhancing its brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting high quality dealers into the Monitronics Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the Direct to Consumer Channel under the Brinks Home Security brand.

Creation Costs

Monitronics also considers the management of creation costs to be a key driver in improving its financial results, as lower creation costs would improve its profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the Direct to Consumer Channel, including further leveraging our partnership with Nest Labs, Inc., with expected lower creation cost multiples,

•	Expanding the use and availability of third party financing to all of its sales channels, which will drive down net creation costs, and

•	Negotiating lower subscriber account purchase price multiples in its Dealer Channel.

Attrition

While Monitronics has also experienced higher subscriber attrition rates in the past few years, it has continued to develop its efforts to manage subscriber attrition, which it believes will help drive increases in its subscriber base and stakeholder value. Monitronics currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Effectively managing the credit quality of new customers,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to Monitronics, and

•	Implementing effective pricing strategies.

Margin Improvement

Monitronics has also adopted initiatives to reduce expenses and improve its financial results, which include:

•	Reducing its operating costs by right sizing the cost structure to the business and leveraging its scale,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While the uncertainties related to the successful implementation of the foregoing initiatives could impact Monitronics' ability to achieve net profitability and positive cash flows in the near term, Monitronics believes it will position itself to improve its operating performance, increase cash flows and create stakeholder value over the long-term.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.  Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics' covenants are calculated under the agreements governing its debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended March 31,
	2019	2018
Net revenue	$129,606	133,753
Cost of services	26,764	32,701
Selling, general and administrative, including stock-based and long-term incentive compensation	32,512	37,406
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Interest expense	37,894	38,652
Income tax expense	671	1,346
Net loss	(27,839)	(30,838)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$73,739	70,039
Corporate Adjusted EBITDA	(1,020)	(1,170)
Total Adjusted EBITDA	$72,719	68,869
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	56.9%	52.4%
Corporate	(0.8)%	(0.9)%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$7,315	11,690
Revenue associated with subscriber acquisition costs	(1,703)	(1,512)
Expensed Subscriber acquisition costs, net	$5,612	10,178

(a)	See reconciliation of Net loss to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $4,147,000, or 3.1%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease in net revenue is attributable to the lower average number of subscribers in the first quarter of 2019. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $44.76 as of March 31, 2018 to $45.28 as of March 31, 2019. In addition, the Company recognized a $1,693,000 decrease in revenue for the three months ended March 31, 2019, as compared to a $325,000 increase in revenue for the three months ended March 31, 2018 related to changes in Topic 606 contract assets.

Cost of services.  Cost of services decreased $5,937,000, or 18.2%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease for the three months ended March 31, 2019 is primarily attributable to decreased field service costs due to a lower volume of retention and move jobs being completed and a decrease in expensed subscriber acquisition costs. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $1,794,000 for the three months ended March 31, 2019, as compared to $3,610,000 for the three months ended March 31, 2018. Cost of services as a percent of net revenue decreased from 24.4% for the three months ended March 31, 2018 to 20.7% for the three months ended March 31, 2019.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $4,894,000, or 13.1%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease is primarily attributable to reduced subscriber acquisition costs in SG&A associated with the creation of new subscribers. Subscriber acquisition costs decreased to $5,521,000 for the three months ended March 31, 2019, as compared to $8,080,000 for the three months ended March 31, 2018. Additionally, there was $2,955,000 and $892,000 of severance expense related to transitioning Ascent Capital executive leadership and rebranding expense, respectively, that was recognized in the three months ended March 31, 2018 with no corresponding costs incurred in the three months ended March 31, 2019. These decreases are partially offset by increased consulting fees on integration / implementation of company initiatives. Other increases in SG&A contributing to the overall change period over period include deferred and incentive-based compensation costs and Topic 606 contract asset impairment costs. SG&A as a percent of net revenue decreased from 28.0% for the three months ended March 31, 2018 to 25.1% for the three months ended March 31, 2019.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $5,266,000, or 9.7%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended March 31, 2019 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the first quarter of 2018, which have a lower rate of amortization in 2019 based on the applicable double declining balance amortization method.

Interest expense.  Interest expense decreased $758,000, or 2.0%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease in interest expense is attributable to decreases in the Company's Convertible Notes principal balance and amortization of debt discount and deferred debt costs under the effective interest rate method partially offset by increased interest costs on the Credit Facility revolver due to a higher outstanding balance at March 31, 2019, and higher interest rates in the current year, as compared to the corresponding prior year period.

Income tax expense.  The Company had pre-tax loss of $27,168,000 and income tax expense of $671,000 for the three months ended March 31, 2019.  The Company had pre-tax loss of $29,492,000 and income tax expense of $1,346,000 for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 is attributable to Monitronics' state tax expense incurred from Texas margin tax. Income tax expense for the three months ended March 31, 2018 is attributable to Monitronics' state tax expense incurred from Texas margin tax and the deferred tax impact from amortization of deductible goodwill related to Monitronics' business acquisitions.

Net loss. The Company had net loss of $27,839,000 for the three months ended March 31, 2019, as compared to $30,838,000 for the three months ended March 31, 2018. The decrease in net loss is primarily attributable to a decrease in operating expenses, of which the major components are discussed above, partially offset by the unrealized loss on derivative financial instruments.

Adjusted EBITDA. The following table provides a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(27,839)	(30,838)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Depreciation	3,158	2,621
Stock-based compensation	459	285
Long-term incentive compensation	286	—
Severance expense (a)	—	2,955
LiveWatch acquisition contingent bonus charges	63	62
Rebranding marketing program	—	892
Integration / implementation of company initiatives	1,581	—
Interest income	(544)	(481)
Interest expense	37,894	38,652
Unrealized loss on derivative financial instruments	7,773	—
Refinancing expense	331	—
Insurance recovery in excess of cost on Ascent Convertible Note litigation	(259)	—
Unrealized gain on marketable securities, net	—	(1,036)
Income tax expense	671	1,346
Adjusted EBITDA	$72,719	68,869

(a)	Severance expense related to transitioning executive leadership at Ascent Capital in 2018.

Adjusted EBITDA increased $3,850,000, or 5.6%, for the three months ended March 31, 2019, as compared to the corresponding prior year period.  The increase is primarily the result of a decrease in cost of services partially offset by lower revenues as discussed above.

Monitronics' consolidated Adjusted EBITDA was $73,739,000 for the three months ended March 31, 2019, as compared to $70,039,000 for the three months ended March 31, 2018.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $5,612,000 for the three months ended March 31, 2019, as compared to $10,178,000 for the three months ended March 31, 2018. The decrease in subscriber acquisition costs, net is primarily attributable to decreased production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

At March 31, 2019, we had $76,300,000 of cash and cash equivalents. Subsequent to March 31, 2019, we used approximately $19,800,000 of our cash to pay holders of our Convertible Notes as part of an Amended Tender Offer (as defined below). We may use a portion of our remaining cash and cash equivalents to fund operations, decrease debt obligations, fund stock repurchases, or fund potential strategic acquisitions or investment opportunities.

Additionally, our other source of funds is our cash flows from operating activities which are primarily generated from the operations of Monitronics.  During the three months ended March 31, 2019 and 2018, our cash flow from operating activities was $47,813,000 and $47,954,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2019 and 2018, the Company used cash of $28,850,000 and $24,560,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2019 and 2018, the Company used cash of $2,999,000 and $3,310,000, respectively, to fund its capital expenditures.

The existing long-term debt of the Company at March 31, 2019 includes the aggregate principal balance of $1,860,001,000 under (i) the Ascent Capital Convertible Notes totaling $21,101,000 in aggregate principal amount, maturing on July 15, 2020 and bearing interest at 4.00% per annum (ii) the Monitronics senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the "Senior Notes"), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Monitronics secured credit agreement dated March 23, 2012, as amended (the "Credit Facility").  The Convertible Notes had an outstanding principal balance of $21,101,000 as of March 31, 2019.  Following the consummation of the Amended Tender Offer (as defined below), an aggregate principal amount of $260,000 of Convertible Notes remain outstanding. The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2019.  The Credit Facility term loan has an outstanding principal balance of $1,072,500,000 as of March 31, 2019 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $181,400,000 and an aggregate of $1,000,000 under two standby letters of credit issued as of March 31, 2019, which becomes due on September 30, 2021.

On February 14, 2019, the Company repurchased $75,674,000 in aggregate principal amount of then outstanding Convertible Notes pursuant to the Settlement Agreement (as defined and described in Note 10, Commitments, Contingencies and Other Liabilities). Convertible Notes repurchased pursuant to the Settlement Agreement were cancelled.

On February 19, 2019, the Company commenced a cash tender offer to purchase any and all of its outstanding Convertible Notes (the “Tender Offer”). On March 22, 2019, the Company entered into transaction support agreements with holders of approximately $18,554,000 in aggregate principal amount of the Convertible Notes, pursuant to which the Company agreed to increase the purchase price for the Convertible Notes in the Tender Offer to $950 per $1,000 principal amount of Convertible Notes, with no accrued and unpaid interest to be payable (as so amended, the “Amended Tender Offer”) and such holders agreed to tender, or cause to be tendered, into the Amended Tender Offer all Convertible Notes held by such holders. The Amended Tender Offer was settled on April 1, 2019. A total of $20,841,000 in aggregate principal amount of Convertible Notes were accepted for payment pursuant to the Amended Tender Offer.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Monitronics is unable to refinance the Senior Notes by that date. Furthermore, Monitronics received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which constitutes a default under Monitronics’ Credit Facility (the "Going Concern Default"), and will report that its Consolidated Senior Secured Eligible RMR Leverage Ratio (as defined in the Credit Facility) exceeds the limits provided in the Credit Agreement for the quarter ended March 31, 2019 (the “Financial Covenant Default”), which constitutes an event of default under Monitronics’ Credit Facility. Any default under the Credit Facility may, upon the passage of time, mature into an event of default. At any time after the occurrence of an event of default under the Credit Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and the revolving loan lenders thereunder may terminate any commitment to make further loans under the revolving credit facility under the Credit Facility. Any such acceleration may constitute an event of default under the indenture governing the Senior Notes.

Additionally, in connection with management's negotiations with its creditors, Monitronics did not make its Senior Notes interest payment of $26,691,000 due on April 1, 2019. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments (the non-payment of the interest following the expiration of the 30-day cure period, the "Senior Notes Default"). The 30-day cure period under the indenture governing the Senior Notes has expired.
Monitronics obtained a waiver (as amended, the “Credit Facility Waiver”), from the required revolving lenders under the Credit Facility, which expired May 10, 2019, with respect to, among other things, the Going Concern Default and the Senior Notes Default, subject to the terms and conditions of the Credit Facility Waiver. The Credit Facility Waiver obtained from the Credit Facility revolving loan lenders allowed Monitronics to continue to borrow under the revolving credit facility under the Credit Facility, up to $195,000,000 at an alternate base rate plus 3.00%. Monitronics is seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default and such discussions are ongoing.

Monitronics has obtained a forbearance, as amended, from the required term lenders under the Credit Facility, through May 15, 2019, with respect to, among other things, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the Credit Facility term lenders provides that the term loan lenders will not exercise remedies with respect to an event of default that may occur from the Going Concern Default, the Senior Notes Default or the Financial Covenant Default. Despite the forbearance obtained from the Credit Facility term lenders, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, and any resulting event of default under the Credit Facility, are continuing, and will continue, absent a waiver from the required revolving and term loan lenders, as applicable.

Additionally, Monitronics has obtained a forbearance from the required holders of Senior Notes, through May 15, 2019, with respect to, among other things, the Senior Notes Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the holders of Senior Notes provides, subject to the terms of the forbearance, that the holders of Senior Notes will not exercise remedies with respect to the Senior Notes Default.

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

While Nasdaq’s rules permit us to appeal any delisting determination, there can be no assurance the Nasdaq’s staff would grant our request for continued listing. Further, there can be no assurance that we will be able to regain compliance with the MVPHS Requirement or the Minimum Bid Price Requirement or maintain compliance with Nasdaq’s other continued listing requirements. If the Series A common stock is not eligible to be listed on Nasdaq, the Company intends to apply to have the Series A common stock quoted on the OTC Market.

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

Radio Conversion Costs

Recently, Monitronics has become aware that certain cellular carriers of 3G and CDMA cellular networks will be retiring their 3G and CDMA networks by the end of 2022 and Monitronics currently estimates that the retirement of these networks will impact approximately 510,000 of its subscribers. Monitronics is working on plans to identify and offer equipment upgrades to this population of subscribers. While such plans are not finalized, Monitronics does expect to incur incremental expenses over the next three years related to retirement of 3G and CDMA networks. Total costs for the conversion of such customers are subject to numerous variables, including Monitronics' ability to work with its partners and subscribers on cost sharing initiatives.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations including factors discussed above.  Ascent Capital and Monitronics have engaged financial and legal advisors to assist them in considering potential alternatives to address the issues described above. As of the issuance date of these condensed consolidated financial statements, Monitronics has not refinanced the Senior Notes and there can be no assurance that any refinancing, or an alternative restructuring of its outstanding indebtedness will be possible on acceptable terms, if at all.

Monitronics’ failure to refinance the Senior Notes or to reach an agreement with its stakeholders on the terms of a restructuring would have a material adverse effect on its and our liquidity, financial condition and results of operations, and may result in it filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

We will require the availability of funds to finance the strategy of our primary operating subsidiary, Monitronics, which is to grow through the acquisition of subscriber accounts.  We considered the expected cash flow from Monitronics, as this business is the driver of our operating cash flows. Monitronics had $23,931,000 of cash as of March 31, 2019 available to fund operations. The Credit Facility Waiver expired May 10, 2019. Monitronics is seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default. However, there can be no assurance that

Monitronics will receive such a waiver and therefore, there can be no assurance that Monitronics will have availability of additional borrowings under the Credit Facility revolver. Without additional waivers or forbearances from its Credit Facility term and revolving lenders, there will be insufficient liquidity to finance Monitronics' operating strategy.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2019.  Debt amounts represent principal payments by maturity date, assuming certain accelerated maturities due to potential events of default, as of March 31, 2019.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2019	$—	$1,253,900	$606,101	$1,860,001
2020	—	—	—	—
2021	—	—	—	—
2022	3,260	—	—	3,260
2023	—	—	—	—
2024	—	—	—	—
Thereafter	—	—	—	—
Total	$3,260	$1,253,900	$606,101	$1,863,261

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, Monitronics' effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loans was 8.04% as of March 31, 2019.  See notes 5, 6 and 7 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The Company did not purchase any of its own equity securities during the three months ended March 31, 2019. The following table sets forth information concerning shares withheld in payment of withholding taxes on certain vesting of stock awards of Series A Common Stock, in each case, during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (Surrendered) (1)		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2019 - 1/31/2019	4,419	(2)	$0.41	—
2/1/2019 - 2/28/2019	1,792	(2)	0.54	—
3/1/2019 - 3/31/2019	1,250	(2)	0.74	—
Total	7,461		$0.49	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of March 31, 2019,

2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of March 31, 2019, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A Common Stock. The Company may also purchase shares of its Series B Common Stock, under the remaining availability of the program.

(2)	Represents shares withheld in payment of withholding taxes upon vesting of employees' restricted share awards.

Item 3.  Defaults Upon Senior Securities.

In connection with management’s negotiations with its creditors, Monitronics did not make its Senior Notes interest payment in the amount of $26,691,000 due on April 1, 2019, which is also the aggregate amount of interest payments that have not been paid as of the date of filing of this Quarterly Report on Form 10-Q. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments, which has expired. For more information regarding the Senior Notes Default, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 2, Going Concern.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Second Supplemental Indenture, dated as of February 14, 2019, between Ascent Capital Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent Capital Group, Inc.’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission (the “Commission”) on February 14, 2019).

10.1
Settlement and Note Repurchase Agreement and Release, dated as of February 11, 2019, among Ascent Capital Group, Inc. and its directors and executive officers and certain holders of Ascent Capital Group Inc.’s 4.00% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to Ascent Capital Group, Inc.’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on February 14, 2019).

10.2	Amended and Restated Employment Agreement, made on February 1, 2019, by and between Ascent Capital Group, Inc. and William E. Niles.*
10.3	Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.4	Form of 2018 Time-Based Phantom Units Award Agreement of Fred A. Graffam III under the Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.5	Form of 2018 Performance-Based Phantom Units Award Agreement of Fred A. Graffam III under the Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.6	Form of Retention Bonus Opportunity Agreement by and between Brinks Home Security and Fred A. Graffam III, dated April 1, 2019.*
10.7
Forbearance Agreement, dated as of April 1, 2019, by and among Monitronics International, Inc. (“Monitronics”), each loan party to Monitronics’ Credit Agreement, dated as of March 23, 2012 (as amended, the “Credit Agreement”), Bank of America, N.A., as administrative agent and certain lenders thereto.*

10.8
Amendment No. 2 to Forbearance Agreement, dated as of April 24, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders thereto.*

10.9
Amendment No. 3 to Forbearance Agreement, dated as of April 30, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Ascent Capital Group, Inc.’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission on May 6, 2019 (the “May 6, 2019 8-K”)).

10.10
Forbearance Agreement, dated as of May 1, 2019, by and among Monitronics, the guarantors party thereto and each of the beneficial owners party thereto (incorporated by reference to Exhibit 10.2 to the May 6, 2019 8-K).

10.11
Amendment No. 4 to Forbearance Agreement, dated as of May 3, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders party thereto (incorporated by reference to Exhibit 10.3 to the May 6, 2019 8-K).

10.12
Amendment No. 5 to Forbearance Agreement, dated as of May 8, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders thereto (incorporated by reference to Exhibit 10.1 to Ascent Capital Group, Inc.’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission on May 13, 2019 (the “May 13, 2019 8-K”))).

10.13
Amendment No. 6 to Forbearance Agreement, dated as of May 10, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders thereto (incorporated by reference to Exhibit 10.2 to the May 13, 2019 8-K).

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

ASCENT CAPITAL GROUP, INC.

Date:	May 14, 2019	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer, General Counsel and Secretary

Date:	May 14, 2019	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)