Form 10-Q
period 2019-06-30
Ascent Capital Group, Inc.
filed 2019-08-07
CIK 1437106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission File Number 001-34176
ASCENT CAPITAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

State of Delaware	26-2735737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 628-5600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock, par value $.01 per share	ASCMA	N/A
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of outstanding shares of Ascent Capital Group, Inc.’s common stock as of August 1, 2019 was:
Series A common stock 12,121,542 shares; and Series B common stock 381,528 shares.

Item 1.  Financial Statements (unaudited)
ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$29,762	105,921
Restricted cash	—	189
Trade receivables, net of allowance for doubtful accounts of $0 in 2019 and $3,759 in 2018	—	13,121
Prepaid and other current assets	323	32,202
Total current assets	30,085	151,433
Property and equipment, net of accumulated depreciation of $303 in 2019 and $40,827 in 2018	3	36,549
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $0 in 2019 and $1,621,242 in 2018	—	1,195,463
Deferred income tax asset, net	—	783
Operating lease right-of-use asset	97	—
Other assets	8	29,316
Total assets	$30,193	1,413,544
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$173	12,668
Other accrued liabilities	1,924	36,006
Deferred revenue	—	13,060
Holdback liability	—	11,513
Current portion of long-term debt	—	1,895,175
Total current liabilities	2,097	1,968,422
Non-current liabilities:
Long-term holdback liability	—	1,770
Derivative financial instruments	—	6,039
Operating lease liabilities	—	—
Other liabilities	12	2,742
Total liabilities	2,109	1,978,973
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 12,115,260 and 12,080,683 shares at June 30, 2019 and December 31, 2018, respectively	121	121
Series B common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 381,528 shares at both June 30, 2019 and December 31, 2018	4	4
Series C common stock, $0.01 par value. Authorized 45,000,000 shares; no shares issued	—	—
Additional paid-in capital	1,425,384	1,425,325
Accumulated deficit	(1,397,425)	(1,998,487)
Accumulated other comprehensive income, net	—	7,608
Total stockholders’ equity (deficit)	28,084	(565,429)
Total liabilities and stockholders’ equity (deficit)	$30,193	1,413,544

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share amounts
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$128,091	135,013	$257,697	268,766
Operating expenses:
Cost of services	28,536	33,047	55,300	65,748
Selling, general and administrative, including stock-based and long-term incentive compensation	29,364	34,387	61,876	71,793
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,138	53,891	98,283	108,302
Depreciation	3,123	2,871	6,281	5,492
Loss on goodwill impairment	—	214,400	—	214,400
	110,161	338,596	221,740	465,735
Operating income (loss)	17,930	(203,583)	35,957	(196,969)
Other expense (income), net:
Gain on deconsolidation of subsidiaries	(685,530)	—	(685,530)	—
Restructuring and reorganization expense	34,730	—	34,730	—
Interest income	(318)	(774)	(862)	(1,255)
Interest expense	40,521	40,422	78,415	79,074
Realized and unrealized (gain) loss, net on derivative financial instruments	(969)	—	6,804	—
Refinancing expense	—	—	331	—
Other income, net	(71)	(211)	(330)	(2,276)
	(611,637)	39,437	(566,442)	75,543
Income (loss) before income taxes	629,567	(243,020)	602,399	(272,512)
Income tax expense	666	1,347	1,337	2,693
Net income (loss)	628,901	(244,367)	601,062	(275,205)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities, net	—	(823)	—	(3,900)
Unrealized gain (loss) on derivative contracts, net	(472)	5,521	(940)	19,927
Deconsolidation of subsidiaries	(6,668)	—	(6,668)	—
Total other comprehensive income (loss), net of tax	(7,140)	4,698	(7,608)	16,027
Comprehensive income (loss)	$621,761	(239,669)	$593,454	(259,178)

Basic earnings (loss) per share:
Net income (loss)	$50.48	(19.82)	$48.30	(22.35)

Diluted earnings (loss) per share:
Net income (loss)	$50.02	(19.82)	$47.86	(22.35)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$601,062	(275,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	98,283	108,302
Depreciation	6,281	5,492
Stock-based and long-term incentive compensation	760	945
Deferred income tax expense	—	1,324
Amortization of debt discount and deferred debt costs	197	5,994
Gain on deconsolidation of subsidiaries	(685,530)	—
Restructuring and reorganization expense	34,730	—
Unrealized loss on derivative financial instruments, net	4,577	—
Refinancing expense	331	—
Bad debt expense	5,903	5,623
Loss on goodwill impairment	—	214,400
Other non-cash activity, net	(738)	(805)
Changes in assets and liabilities:
Trade receivables	(5,327)	(5,434)
Prepaid expenses and other assets	4,590	(2,001)
Subscriber accounts - deferred contract acquisition costs	(1,781)	(2,586)
Payables and other liabilities	34,780	7,623
Net cash provided by operating activities	98,118	63,672
Cash flows from investing activities:
Capital expenditures	(6,767)	(8,928)
Cost of subscriber accounts acquired	(61,335)	(69,695)
Deconsolidation of subsidiary cash	(11,588)	—
Purchases of marketable securities	—	(39,022)
Proceeds from sale of marketable securities	—	37,841
Net cash used in investing activities	(79,690)	(79,804)
Cash flows from financing activities:
Proceeds from long-term debt	43,100	105,300
Payments on long-term debt	(99,376)	(95,200)
Payments of restructuring and reorganization costs	(35,968)	—
Payments of refinancing costs	(2,521)	—
Value of shares withheld for share-based compensation	(11)	(144)
Net cash provided by (used in) financing activities	(94,776)	9,956
Net decrease in cash, cash equivalents and restricted cash	(76,348)	(6,176)
Cash, cash equivalents and restricted cash at beginning of period	106,110	10,465
Cash, cash equivalents and restricted cash at end of period	$29,762	4,289
Supplemental cash flow information:
State taxes paid, net	$2,637	2,710
Interest paid	38,063	72,899
Accrued capital expenditures	461	616
See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
Amounts in thousands
(unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2018	$—	121	4	—	1,425,325	(1,998,487)	7,608	$(565,429)
Net loss	—	—	—	—	—	(27,839)	—	(27,839)
Other comprehensive loss	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	459	—	—	459
Value of shares withheld for minimum tax liability	—	—	—	—	(4)	—	—	(4)
Balance at March 31, 2019	$—	121	4	—	1,425,780	(2,026,326)	7,140	$(593,281)
Net income	—	—	—	—	—	628,901	—	628,901
Other comprehensive loss	—	—	—	—	—	—	(7,140)	(7,140)
Stock-based compensation	—	—	—	—	(389)	—	—	(389)
Value of shares withheld for minimum tax liability	—	—	—	—	(7)	—	—	(7)
Balance at June 30, 2019	$—	121	4	—	1,425,384	(1,397,425)	—	$28,084

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Preferred Stock	Common Stock				Accumulated Deficit
		Series A	Series B	Series C
Balance at December 31, 2017	$—	120	4	—	1,423,899	(1,277,118)	(4,233)	$142,672
Impact of adoption of Topic 606	—	—	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	—	120	4	—	1,423,899	(1,300,443)	(3,628)	$119,952
Net loss	—	—	—	—	—	(30,838)	—	(30,838)
Other comprehensive income	—	—	—	—	—	—	11,329	11,329
Stock-based compensation	—	—	—	—	285	—	—	285
Value of shares withheld for minimum tax liability	—	—	—	—	(116)	—	—	(116)
Balance at March 31, 2018	$—	120	4	—	1,424,068	(1,331,281)	7,701	$100,612
Net loss	—	—	—	—	—	(244,367)	—	(244,367)
Other comprehensive income	—	—	—	—	—	—	4,698	4,698
Stock-based compensation	—	—	—	—	684	—	—	684
Value of shares withheld for minimum tax liability	—	—	—	—	(28)	—	—	(28)
Balance at June 30, 2018	$—	120	4	—	1,424,724	(1,575,648)	12,399	$(138,401)

See accompanying notes to condensed consolidated financial statements.

ASCENT CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

The accompanying Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") condensed consolidated financial statements represent the financial position of Ascent Capital as of June 30, 2019 and results of operations of Ascent Capital and its consolidated subsidiaries, including Monitronics International, Inc. and its consolidated subsidiaries (collectively, "Monitronics", doing business as Brinks Home SecurityTM) through June 30, 2019. Monitronics is the primary operating and wholly owned subsidiary of the Company.  Monitronics provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both Do-It-Yourself and professional installation security solutions. As described in note 2, Monitronics Bankruptcy, effective June 30, 2019, we deconsolidated Monitronics subsequent to its voluntary filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on June 30, 2019. As such, all amounts presented in these condensed consolidated financial statements and notes thereto exclude the assets, liabilities, and equity of Monitronics as of June 30, 2019. The condensed consolidated statement of operations and statement of cash flows reflect the operating results of Monitronics through June 30, 2019.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. Except as discussed above and in note 2, Monitronics Bankruptcy, the Company’s unaudited condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, include Ascent Capital and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Ascent Capital Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

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

Restructuring Support Agreement

On May 20, 2019, Ascent Capital entered into a Restructuring Support Agreement (the "RSA") with (i) Monitronics, (ii) holders of in excess of 66 2/3% in dollar amount of Monitronics' 9.125% Senior Notes due 2020 (the "Senior Notes"), and (iii) holders of in excess of 66 2/3% in dollar amount of Monitronics' term loans under that certain Credit Facility, dated as of March 23, 2012 (as amended, the "Credit Facility"), to support the restructuring of the capital structure of Monitronics on the terms set forth in the term sheet annexed to the RSA (the "Restructuring Term Sheet"). Under the terms of the RSA, up to approximately $685,000,000 of Monitronics' debt will be converted to equity, including up to approximately $585,000,000 aggregate principal amount of Monitronics' Senior Notes and $100,000,000 aggregate principal amount of Monitronics' term loan under the Credit Facility. Monitronics expects to also receive $200,000,000 in cash from a combination of an equity rights offering to its noteholders and up to $23,000,000 of a deemed contribution of cash on hand through a merger with Ascent Capital (as discussed below). This cash will be used to, among other things, repay Monitronics' remaining term loan debt.

In accordance with the RSA, if, among other things, Ascent Capital receives approval from its stockholders and has a cash amount of greater than $20,000,000, net of all of its liabilities (as determined in good faith by Ascent Capital, Monitronics and certain of its noteholders) concurrently with the emergence of Monitronics from bankruptcy, Ascent Capital will merge with and into Monitronics, with Monitronics as the surviving company (the "Merger"). At the time of the Merger, all assets of Ascent Capital shall become assets of a "Reorganized" Monitronics and Ascent Capital stockholders will receive up to 5.82% of the outstanding shares of Reorganized Monitronics, depending on the final amount of cash Ascent Capital contributes, which is capped at $23,000,000. If the Merger is not completed for any reason as noted in the RSA, then the restructuring of Monitronics will be completed without the participation of Ascent Capital and Ascent Capital's equity interests in Monitronics will be cancelled without Ascent Capital recovering any property or value on account of such equity interests. Furthermore, Ascent Capital will be obligated to make a cash contribution to Monitronics in the amount of $3,500,000 upon Monitronics' emergence from bankruptcy if the Merger is not consummated.

Nasdaq Delisting

On July 3, 2019 and July 5, 2019, the Company notified The Nasdaq Stock Market LLC (“NASDAQ”) of its intent to voluntarily withdraw the listing of its Series A Common Stock, par value $0.01 per share (the “Series A Common Stock”), from NASDAQ. As previously disclosed, on May 29, 2019, the Company received a notice from NASDAQ that its Series A Common Stock would be delisted, absent an appeal by the Company to stay the delisting, because it no longer qualified for listing on NASDAQ.

The Company had requested an appeal of the delisting determination but before the scheduled hearing could take place on August 1, 2019, the Company withdrew its request for an appeal and notified NASDAQ of its intent to voluntarily withdraw the listing of the Series A Common Stock from NASDAQ. Following its receipt of the notice of voluntary delisting, the Company's Series A Common Stock was suspended from trading at the open of business on July 12, 2019 and subsequently delisted from the NASDAQ on July 25, 2019, ten days after the Company had filed a Form 25 with the SEC to delist the Series A Common Stock.

The Company's Series A Common Stock is currently quoted on the OTC Markets under the symbol "ASCMA."

(2)    Monitronics Bankruptcy

On June 30, 2019 (the "Petition Date"), to implement the financial restructuring contemplated in the RSA, Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary reorganization cases (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") to implement a restructuring pursuant to a partial prepackaged plan of reorganization (as amended from time to time, the "Plan"). The Debtors' Chapter 11 Cases are being jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650.

On the Petition Date, the Debtors filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the "First Day Motions"), which were subsequently approved by the Bankruptcy Court. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, Monitronics was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, to continue its operations without interruption during the course of the Chapter 11 Cases. Also pursuant to the First Day Motions, Monitronics received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its Chapter 11 Cases, pay certain pre-petition claims of its dealers, creditors in the normal course and taxes, continue its cash management programs and insurance policies, as well as continue to honor its dealer program post-petition. Monitronics is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until the Plan is effective, Monitronics will continue to manage its properties and operate its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Plan confirmation hearing is currently scheduled for August 7, 2019.

Debtor-in-possession ("DIP") Financing

In connection with the Chapter 11 Cases and subsequent to June 30, 2019, the Debtors received approval from the Bankruptcy Court to enter into a secured superpriority and priming debtor-in-possession revolving credit facility (the “DIP Facility”) with the lenders party thereto, KKR Credit Markets LLC, as lead arranger and bookrunner, KKR Credit Advisors (US) LLC, as structuring advisor, Encina Private Credit SPV, LLC, as administrative agent, swingline lender and letter of credit issuer (the “DIP Administrative Agent”), and certain other financial parties thereto.

The DIP Facility is in an amount of up to $245,000,000, subject to availability under the Debtors’ borrowing base thereunder, including a letter of credit subfacility in the amount of $10,000,000 and a swingline loan commitment of $10,000,000. Interest on the DIP Facility will accrue at a rate per year equal to the LIBOR rate (with a floor of 1.50%) plus 5.00% or a base rate (with a floor of 4.50%) plus 4.00%.

The Debtors are required to pay fees in relation to the DIP Facility, including the following:

•	unused commitment fee: 0.75% per annum on the daily unused amount of the revolving credit portion of the DIP Facility;

•	letter of credit commitment fronting fee: 0.25% per annum on the average daily amount of the letter of credit exposure of the DIP Facility; and

•	agent fees: separately agreed upon between the Debtors and the DIP Administrative Agent;

The DIP Facility will mature on the earlier of: (i) 45 days after the date of entry of the interim DIP order, if the final DIP order has not been entered by the Bankruptcy Court on or prior to such date; (ii) 12 months after June 30, 2019; (iii) the effective date with respect to any Chapter 11 plan of reorganization, including the Plan; (iv) the filing of a motion by the Debtors seeking the dismissal of any of the Chapter 11 Cases, the dismissal of any Chapter 11 Case, the filing of a motion by the Debtors seeking to convert any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the date of a sale of all or substantially all of the Debtors’ assets consummated under section 363 of the Bankruptcy Code; (vi) acceleration of the DIP Facility following an occurrence of an event of default thereunder; or (vii) the appointment of a Chapter 11 trustee.

Proceeds of the DIP Facility can be used by the Debtors to (i) pay certain costs, fees and expenses related to the Chapter 11 Cases, (ii) pay in full the claims of the revolving lenders under Monitronics’ Credit Facility, (iii) cash collateralize certain letters of credit previously issued under Monitronics' Credit Facility, and other letters of credit as approved by the majority lenders under the DIP Facility from time to time, (iv) to fund certain carve-out expenses and (v) fund working capital and general corporate purposes of the Debtors, in all cases, subject to the terms of the DIP Facility and applicable orders of the Bankruptcy Court.

The obligations and liabilities of Monitronics under the DIP Facility are secured by a first priority, senior priming lien on, and security interest in, substantially all assets and property of the estate of the Debtors, and the equity in Monitronics owned by Ascent, and are guaranteed by each of Monitronics’ existing and future subsidiaries, subject to certain exceptions.

The DIP Facility contains mandatory prepayments (a) if the amount of loans outstanding under the DIP Facility exceeds the lesser of the DIP Facility and the borrowing base thereunder and (b) with the proceeds of certain (i) asset sales, (ii) casualty events (subject, in each case, to certain reinvestment rights) and (iii) issuances of indebtedness not permitted by the DIP Facility.

The DIP Facility contains customary representations and warranties and affirmative and negative covenants for agreements of this type, including, among others covenants regarding minimum liquidity, relating to financial reporting, compliance with laws, payment of taxes, preservation of existence, books and records, maintenance of properties and insurance, limitations on liens, restrictions on mergers and restrictions on sales of all or substantially all of the Debtors’ assets, and limitations on changes in the nature of the Debtors’ businesses.

Amendment No. 8 to Monitronics' Credit Facility

In connection with the Chapter 11 Cases and subsequent to June 30, 2019, the Debtors entered into an Amendment No. 8 to the Credit Facility and Consent to Agency Resignation and Appointment Agreement (“Amendment No. 8”), among Cortland Capital Market Services LLC (“Cortland”), as successor administrative agent, and the lenders party thereto. Pursuant to Amendment No. 8, the Debtors and the required lenders under Monitronics' Credit Facility approved the resignation of Bank of America, N.A. as administrative agent, and the appointment of Cortland as the successor administrative agent. Amendment No. 8 also made certain other amendments to Monitronics' Credit Facility to accommodate the appointment of Cortland as the successor administrative agent.

Restructuring and reorganization expense

Monitronics has incurred and will continue to incur significant costs associated with the reorganization. Restructuring and reorganization expense for both the three and six months ended June 30, 2019 was $34,730,000 which primarily represent legal and professional fees. The amount of these costs are being expensed as incurred and have been recorded in Restructuring and reorganization expense within the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019.

Deconsolidation of Monitronics

The Chapter 11 Cases were a reconsideration event for Ascent Capital to determine whether the consolidation of Monitronics continues to be appropriate. Subsequent to the Petition Date, the power to make material decisions of Monitronics is deemed to have been transferred to the Bankruptcy Court according to GAAP. Therefore, Management has concluded that Ascent Capital only possesses non-substantive voting rights and that it is not the beneficiary of Monitronics, since the Bankruptcy Court is now considered to control its material activities.

As such, it was determined that Ascent Capital should deconsolidate Monitronics effective on the Petition Date. Given the factors discussed above, including the terms of the RSA, Management determined that Ascent Capital does not have significant influence over Monitronics; therefore, Ascent Capital will record its investment in Monitronics at fair value subsequent to the deconsolidation.

Upon the deconsolidation of Monitronics, Ascent Capital recognized a $685,530,000 gain on deconsolidation and recorded an investment in Monitronics of zero due to the negative equity associated with Monitronics' underlying financial position. In addition, as of June 30, 2019, Monitronics represented total assets of $1,289,724,000, and total liabilities of $1,968,588,000 with total contractual debt of $1,838,900,000.

(3)    Going Concern

As discussed in note 1, Basis of Presentation, Ascent Capital is party to the RSA, which if fully consummated as planned, will result in Ascent Capital being merged with and into Monitronics. If Ascent Capital is unable to participate in the Merger, then it will cease to have any ownership of Monitronics, which at present is the sole operating company of Ascent Capital.

These matters raise substantial doubt about Ascent Capital's ability to continue as a going concern. Management's plan involves pursuing the Merger of Ascent Capital and Monitronics. Ascent Capital and Monitronics management have been diverted from seeking other potential opportunities if the Merger cannot be consummated, for whatever reason. Assurance cannot be provided as to Ascent Capital's ability to generate returns for its shareholders if the Merger is not consummated and Ascent Capital is excluded from participating in the RSA and ceases its ownership of Monitronics.

The Company’s unaudited condensed consolidated financial statements as of June 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Adoption of this standard had no impact on the Company's Loss before income taxes and the condensed consolidated statements of cash flows. Upon adoption as of January 1, 2019, the Company recognized an Operating lease right-of-use asset of $20,383,000 and a total Operating lease liability of $20,908,000. The difference between the two amounts were due to decreases in prepaid rent and deferred rent recorded under prior lease accounting in Prepaid and other current assets and Other accrued liabilities, respectively, on the condensed consolidated balance sheets. The adoption entry included the leases in Monitronics' name since the adoption occurred prior to the deconsolidation of Monitronics. See note 13, Leases, for further information.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and related liabilities	$199	$4,957
Interest payable	—	15,537
Income taxes payable	—	2,742
Operating lease liabilities	98	—
Accrued restructuring expense	878	—
Other	749	12,770
Total Other accrued liabilities	$1,924	$36,006

(6)    Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020	$—	$90,725
Monitronics 9.125% Senior Notes due April 1, 2020	—	585,000
Monitronics term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%	—	1,075,250
Monitronics $295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%	—	144,200
	—	1,895,175
Less current portion of long-term debt	—	(1,895,175)
Long-term debt	$—	$—

Ascent Capital Convertible Senior Notes

The Ascent Capital 4.00% Convertible Senior Notes due July 15, 2020 (the "Convertible Notes") were settled and terminated as of June 30, 2019 as described below.

On February 14, 2019, pursuant to the settlement of the Noteholder Action lawsuit (as described in note 11, Commitments, Contingencies and Other Liabilities), the Company repurchased and settled $75,674,000 in aggregate principal amount of Convertible Notes. Ascent Capital paid to the Noteholder Parties (as defined below) an aggregate amount of $70,666,176.28 in cash (the "Convertible Note Cash Settlement"), consisting of (i) an aggregate of $6,104,720.92 for professional fees and expenses incurred on the Noteholder Parties’ behalf, (ii) an aggregate of $2,000,000.00 in consideration for the Noteholder Parties’ Consents, (iii) an aggregate of $10,808,555.36 in consideration for and in full and final satisfaction of the settled claims as set forth in the Settlement Agreement and (iv) an aggregate of $51,752,900.00 on account of the Note Repurchase (as defined below).

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

Following the consummation of the transactions contemplated by the Settlement Agreement and the consummation of the Amended Offer, the Company separately negotiated the repurchase of the remaining $260,000 in aggregate principal amount of Convertible Notes for cash in the amount of $247,000 during the second quarter of 2019. On June 30, 2019, U.S. Bank

National Association, trustee with respect to the Convertible Notes, acknowledged the satisfaction and discharge of the underlying indenture of the Convertible Notes.

The Convertible Notes are presented on the consolidated balance sheets as follows (amounts in thousands):

	As of June 30, 2019	As of December 31, 2018
Principal	$—	$96,775
Unamortized discount	—	(5,666)
Deferred debt costs	—	(384)
Carrying value	$—	$90,725

The Company amortized $47,000 and $197,000 of the Convertible Notes debt discount and deferred debt costs into interest expense for the three and six months ended June 30, 2019, respectively, as compared to $1,224,000 and $2,405,000 for the three and six months ended June 30, 2018, respectively. The Company accelerated amortization of discount and deferred debt costs of $5,008,000, which was accelerated due to repurchase of the Convertible Notes pursuant to the settlement of the Noteholder Action lawsuit. This acceleration resulted in the carrying value of the Convertible Notes settled in February 2019 to equal the Convertible Note Cash Settlement. For the remaining unamortized debt discount and deferred debt costs, the Company used an effective interest rate of 14.0% to calculate the accretion of the debt discount, which was being recorded as interest expense until the settlement of such Convertible Notes.  The Company recognized contractual interest benefit of $176,000 for the three months ended June 30, 2019 and contractual interest expense of $140,000 for the six months ended June 30, 2019, respectively, as compared to contractual interest expense of $968,000 and $1,936,000 for the three and six months ended June 30, 2018, respectively. The Company was not required to pay accrued interest as part of the Convertible Note Cash Settlement and the Amended Offer transactions described above so interest expense for the three months ended June 30, 2019 resulted in a benefit related to the reversal of accrued interest.

Monitronics Senior Notes

Due to the deconsolidation of Monitronics as discussed in note 2, Monitronics Bankruptcy, the Monitronics Senior Notes that have an outstanding principal amount of $585,000,000 as of June 30, 2019, are due on April 1, 2020 and bear interest at 9.125% per annum, are no longer presented in Ascent Capital's unaudited condensed consolidated balance sheets as of June 30, 2019.

Monitronics Credit Facility

Due to the deconsolidation of Monitronics as discussed in note 2, Monitronics Bankruptcy, the Monitronics Credit Facility is no longer presented in Ascent Capital's unaudited condensed consolidated balance sheets as of June 30, 2019. The Credit Facility term loan has an outstanding principal balance of $1,072,500,000 as of June 30, 2019, maturing on September 30, 2022. The Credit Facility term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. Monitronics did not make its quarterly principal repayment in the second quarter of 2019. The Credit Facility term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $181,400,000 and an aggregate of $1,000,000 under two standby letters of credit issued as of June 30, 2019, maturing on September 30, 2021. The Credit Facility revolver typically bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. In conjunction with negotiations around certain defaults of the Monitronics Credit Facility in the first quarter of 2019, the Credit Facility revolver lenders allowed Monitronics to continue to borrow under the revolving credit facility for up to $195,000,000 at an alternate base rate plus 3.0% and the Credit Facility term loan lenders allowed the term loan to renew with interest due on an alternate base rate plus 4.5%. Additionally, for the period of April 24, 2019 through May 20, 2019, an additional 2.0% default interest rate was accrued and paid on the Credit Facility term loan and revolver. On July 3, 2019, with approval from the Bankruptcy Court, the Credit Facility revolver principal and interest was repaid in full with proceeds from the DIP Facility.

(7)    Derivatives

Historically, Monitronics utilized Swaps to reduce the interest rate risk inherent in Monitronics' variable rate Credit Facility term loan. The valuation of these instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatility. The Company incorporated credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. See note 8, Fair Value Measurements, for additional information about the credit valuation adjustments.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in Monitronics' future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended June 30, 2019, the Company recorded an Unrealized gain on derivative financial instruments of $3,196,000. For the six months ended June 30, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $4,577,000. On April 30, 2019, the various counterparties and Monitronics agreed to settle and terminate all of the outstanding swap agreements, which required Monitronics to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to Monitronics, resulting in a Realized net loss on derivative financial instruments of $2,227,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective portion of gain recognized in Accumulated other comprehensive income (loss)	$—	5,096	$—	18,764
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(472)	(425)	$(940)	(1,163)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2019 and December 31, 2018 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2019
Interest rate swap agreements - assets (a)	$—	—	—	—
Interest rate swap agreements - liabilities (a)	—	—	—	—
Total	$—	—	—	—
December 31, 2018
Interest rate swap agreements - assets (a)	$—	10,552	—	10,552
Interest rate swap agreements - liabilities (a)	—	(6,039)	—	(6,039)
Total	$—	4,513	—	4,513

(a)	Swap asset values are included in non-current Other assets and Swap liability values are included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2019 (a)	December 31, 2018
Long term debt, including current portion:
Carrying value	$—	1,895,175
Fair value (b)	—	1,273,502

(a)	Due to the deconsolidation of Monitronics, all amounts presented in the unaudited condensed consolidated balance sheets exclude the assets of Monitronics as of June 30, 2019.

(b)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

Ascent Capital’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)    Stockholders’ Deficit

Common Stock

The following table presents the activity in the Series A Common Stock and Ascent Capital's Series B Common Stock, par value $0.01 per share (the "Series B Common Stock"), for the six months ended June 30, 2019 and 2018:

	Series A Common Stock	Series B Common Stock
Balance at December 31, 2018	12,080,683	381,528
Issuance of stock awards	19,624	—
Restricted stock canceled for tax withholding	(7,461)	—
Balance at March 31, 2019	12,092,846	381,528
Issuance of stock awards	30,988	—
Restricted stock canceled for tax withholding	(8,574)	—
Balance at June 30, 2019	12,115,260	381,528

Balance at December 31, 2017	11,999,630	381,528
Issuance of stock awards	13,153	—
Restricted stock canceled for tax withholding	(10,680)	—
Balance at March 31, 2018	12,002,103	381,528
Issuance of stock awards	51,036	—
Restricted stock canceled for tax withholding	(20,769)	—
Balance at June 30, 2018	12,032,370	381,528

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2019 (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$7,608
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	(468)
Balance at March 31, 2019	$7,140
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	(472)
Deconsolidation of subsidiaries	(6,668)
Balance at June 30, 2019	$—

(a)	Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations. See note 7, Derivatives, for further information.

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2018 (amounts in thousands):

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

For the three and six months ended June 30, 2019, there were no anti-dilutive securities. For the three and six months ended June 30, 2018, diluted EPS is computed the same as basic EPS because the Company recorded a Net loss, which would make potentially dilutive securities anti-dilutive. Diluted shares outstanding excluded an aggregate of 624,024 unvested restricted shares and performance units for the three and six months ended June 30, 2018 because their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of shares of Series A and Series B Common Stock - basic	12,459,283	12,327,387	12,444,628	12,313,233
Dilutive effect of unvested restricted stock awards and restricted stock units	114,793	—	114,793	—
Weighted average number of shares of Series A and Series B Common Stock - diluted	12,574,076	12,327,387	12,559,421	12,313,233

(11)    Commitments, Contingencies and Other Liabilities

Legal

Monitronics was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) for persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer's lead generator or sub-dealer. In the second quarter of 2017, Monitronics and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, Monitronics paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, Monitronics paid the remaining $23,000,000 of the Settlement Amount. Monitronics recovered a portion of the Settlement Amount under its insurance policies held with multiple carriers. In the fourth quarter of 2018, Monitronics settled its claims against two such carriers in which those carriers paid Monitronics an aggregate of $12,500,000. In April of 2019, Monitronics settled a claim against one such carrier in which that carrier paid Monitronics $4,800,000.

In addition to the above, Monitronics is also involved in litigation and similar claims incidental to the conduct of its business, including from time to time, contractual disputes, claims related to alleged security system failures and claims related to alleged violations of the U.S. Telephone Consumer Protection Act. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management's estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters. In management's opinion, none of the pending actions are likely to have a material adverse impact on the Company's financial position or results of operations. The Company accrues and expenses legal fees related to loss contingency matters as incurred.

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

(12)    Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Alarm monitoring revenue	$119,085	124,844	$240,564	249,685
Product and installation revenue	7,585	9,477	14,118	17,624
Other revenue	1,421	692	3,015	1,457
Total Net revenue	$128,091	135,013	$257,697	268,766

Following the deconsolidation of Monitronics, Ascent Capital has no sources of revenue.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2019 (a)	December 31, 2018
Trade receivables, net	$—	13,121
Contract assets, net - current portion (b)	—	13,452
Contract assets, net - long-term portion (c)	—	16,154
Deferred revenue	—	13,060

(a)       Due to the deconsolidation of Monitronics, all amounts presented in the unaudited condensed consolidated balance sheets exclude the assets of Monitronics as of June 30, 2019.
(b)        Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(c)        Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

(13)    Leases

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

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (a)	$120	251
Operating lease cost (b)	1,001	2,022
Total operating lease cost	$1,121	2,273

(a)        Amount is included in Cost of services in the unaudited condensed consolidated statements of operations.
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations.

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate, which excludes any leases in Monitronics' name due to the deconsolidation of Monitronics:

As of June 30, 2019
Weighted-average remaining lease term for operating leases (in years)	1
Weighted-average discount rate for operating leases	10%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02 or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,187

Maturities of Lease Liabilities

As of June 30, 2019, maturities of lease liabilities were as follows, which excludes any leases in Monitronics' name due to the deconsolidation of Monitronics:

Remainder of 2019	$47
2020	56
2021	—
2022	—
2023	—
Thereafter	—
Total lease payments	$103
Less: Interest	(5)
Total lease obligations	$98

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective method at January 1, 2019 as described in note 4, Recent Accounting Pronouncements. As required, the following disclosure is provided for periods prior to adoption, which included the leases in Monitronics' name since the adoption of ASU 2016-02 occurred prior to the deconsolidation of Monitronics. Minimum lease commitments as of December 31, 2018 that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2019	$4,739
2020	4,263
2021	3,093
2022	3,068
2023	3,087
Thereafter	20,329
Minimum lease commitments	$38,579

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of capital, the ability of Ascent Capital and Monitronics to consummate the Merger (as defined below) and to continue as going concerns, potential restructurings and strategic transactions, financial prospects, anticipated sources and uses of capital, the occurrence of any event, change or other circumstance that could give rise to termination of the Agreement and Plan of Merger, dated as of May 24, 2019, by and between Ascent Capital and Monitronics (the “Merger Agreement”); the Plan (as defined below) or Monitronics’ restructuring; risks related to disruption of management's attention from ongoing business operations due to the Merger, the Chapter 11 Cases (as defined below) or the restructuring; and the effects of future litigation, including litigation relating to the Merger, the Chapter 11 Cases or the restructuring. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the availability and terms of capital, including the ability of Monitronics to obtain Bankruptcy Court approval to implement the Plan;

•
the risk that the Merger and the Chapter 11 Cases will result in changes in Reorganized Monitronics' (as defined below) management team and the loss of other key employees, the composition of the board of directors will be different than the current composition of the board of directors;

•
the ability to obtain requisite shareholder approval and the satisfaction of the other conditions to the consummation of the Merger or the occurrence of a non-Ascent restructuring toggle event (as defined in the RSA);

•
the potential impact of the announcement or consummation of the Merger and restructuring on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•
the risk that the Chapter 11 Cases may result in unfavorable tax consequences for Reorganized Monitronics and impair its ability to utilize federal income tax net operating loss carryforwards in future years;

•
the risk that Reorganized Monitronics may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and Reorganized Monitronics may experience increased costs after the Merger;

•	Monitronics' high degree of leverage and the restrictive covenants governing its indebtedness;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent Monitronics' largest demographic;

•	uncertainties in the development of Monitronics' business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

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

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which Monitronics and/or its dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances; and

•	general business conditions and industry trends.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2018 Form 10-K.

Overview

Ascent Capital Group, Inc. ("Ascent Capital" or the "Company") is a holding company and, until June 30, 2019, its assets primarily consisted of its wholly-owned subsidiary, Monitronics International, Inc. and its operating subsidiaries (collectively, "Monitronics", doing business as Brinks Home SecurityTM). Monitronics provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Monitronics customers are obtained through its direct-to-consumer sales channel (the "Direct to Consumer Channel") or its exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Its Direct to Consumer Channel offers both Do-It-Yourself and professional installation security solutions. Effective June 30, 2019, Ascent Capital deconsolidated Monitronics subsequent to Monitronics' voluntary filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") to implement a restructuring pursuant to a partial prepackaged plan of reorganization (the "Plan"). As such, all amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results of Monitronics through June 30, 2019 but exclude the assets, liabilities and equity of Monitronics as of June 30, 2019. Following the deconsolidation of Monitronics, Ascent Capital has no sources of revenue.

Restructuring Support Agreement

On May 20, 2019, Ascent Capital entered into a Restructuring Support Agreement (the "RSA") with (i) Monitronics, (ii) holders of in excess of 66 2/3% in dollar amount of Monitronics' 9.125% Senior Notes due 2020 (the "Senior Notes"), and (iii) holders of in excess of 66 2/3% in dollar amount of Monitronics' term loans under that certain Credit Facility, dated as of March 23, 2012 (as amended, the "Credit Facility"), to support the restructuring of the capital structure of Monitronics on the terms set forth in the term sheet annexed to the RSA (the "Restructuring Term Sheet"). Under the terms of the RSA, up to approximately $685,000,000 of Monitronics' debt will be converted to equity, including up to approximately $585,000,000 aggregate principal amount of Monitronics' Senior Notes and $100,000,000 aggregate principal amount of Monitronics' term loan under the Credit Facility. Monitronics expects to also receive $200,000,000 in cash from a combination of an equity rights offering to its noteholders and up to $23,000,000 of a deemed contribution of cash on hand through a merger with Ascent Capital (as discussed below). This cash will be used to, among other things, repay Monitronics' remaining term loan debt.

In accordance with the RSA, if, among other things, Ascent Capital receives approval from its stockholders and has a cash amount of greater than $20,000,000, net of all of its liabilities (as determined in good faith by Ascent Capital, Monitronics and certain of its noteholders) concurrently with the emergence of Monitronics from bankruptcy, Ascent Capital will merge with and into Monitronics, with Monitronics as the surviving company (the "Merger"). At the time of the Merger, all assets of Ascent Capital shall become assets of a "Reorganized" Monitronics and Ascent Capital stockholders will receive up to 5.82% of the outstanding shares of Reorganized Monitronics, depending on the final amount of cash Ascent Capital contributes, which is capped at $23,000,000. If the Merger is not completed for any reason as noted in the RSA, then the restructuring of Monitronics will be completed without the participation of Ascent Capital and Ascent Capital's equity interests in Monitronics will be cancelled without Ascent Capital recovering any property or value on account of such equity interests. Furthermore, Ascent Capital will be obligated to make a cash contribution to Monitronics in the amount of $3,500,000 upon Monitronics' emergence from bankruptcy if the Merger is not consummated.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service, limited use by the subscriber or low perceived value.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  Monitronics defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average number of subscribers for that period.  Monitronics considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to Monitronics the cost paid to acquire the contract. To help ensure the dealer's obligation to Monitronics, Monitronics typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended June 30, 2019 and 2018:

	Twelve Months Ended June 30,
	2019	2018
Beginning balance of accounts	955,853	1,020,923
Accounts acquired	96,736	98,561
Accounts canceled	(162,318)	(158,233)
Canceled accounts guaranteed by dealer and other adjustments (a)	(4,835)	(5,398)
Ending balance of accounts	885,436	955,853
Monthly weighted average accounts	921,898	980,008
Attrition rate - Unit	17.6%	16.1%
Attrition rate - RMR (b)	17.5%	13.6%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2019 and 2018 was 17.6% and 16.1%, respectively. The RMR attrition rate for the twelve months ended June 30, 2019 and 2018 was 17.5% and 13.6%, respectively. Contributing to the increase in unit and RMR attrition were fewer customers under contract or in the dealer guarantee period for the twelve months ended June 30, 2019, as compared to the prior period, increased non-pay attrition as well as some impact from competition from new market entrants. The increase in the RMR attrition rate for the twelve months ended June 30, 2019 was also impacted by a less aggressive price increase strategy in the first half of 2019.

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

Accounts Acquired

During the three months ended June 30, 2019 and 2018, Monitronics acquired 22,743 and 37,383 subscriber accounts, respectively, through its Dealer and Direct to Consumer Channels. During the six months ended June 30, 2019 and 2018, Monitronics acquired 42,746 and 58,930 subscriber accounts, respectively, through its Dealer and Direct to Consumer Channels. There were no bulk buys during the three and six months ended June 30, 2019. Accounts acquired for the three and six months ended June 30, 2018 reflect bulk buys of approximately 10,600 and 10,900 accounts, respectively. The decrease in accounts acquired for the three and six months ended June 30, 2019 is due to year over year decline in accounts acquired from bulk buys and fewer accounts generated in the Direct to Consumer Channel. In 2019, Direct to Consumer Channel accounts generated were impacted by the Company’s decision to reduce equipment subsidies offered to new customers with the goal of reducing creation costs and improving credit quality.  The decrease in accounts acquired for the three and six months ended June 30, 2019 is partially offset by an increase in accounts acquired from the Dealer Channel.

RMR acquired during the three months ended June 30, 2019 and 2018 was $1,103,000 and $1,759,000, respectively. RMR acquired during the six months ended June 30, 2019 and 2018 was $2,066,000 and $2,745,000, respectively.

Strategic Initiatives

In recent years, Monitronics has implemented several initiatives related to account growth, creation costs, attrition and margin improvements to combat decreases in the generation of new subscriber accounts and negative trends in subscriber attrition.

Account Growth

Monitronics believes that generating account growth at a reasonable cost is essential to scaling its business and generating stakeholder value. Monitronics currently generates new accounts through both its Dealer and Direct to Consumer Channels. Its ability to grow new accounts generated in the future will be impacted by its ability to adjust to changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies.  Monitronics currently has several initiatives in place to drive profitable account growth, which include:

•	Enhancing its brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting and retaining high quality dealers into the Monitronics Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Differentiating and growing its Direct to Consumer Channel under the Brinks Home Security brand, and

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs.

Creation Costs

Monitronics also considers the management of creation costs to be a key driver in improving its financial results, as lower creation costs would improve its profitability and cash flows.  The initiatives related to managing creation costs include:

•	Improving performance in its Direct to Consumer Channel including generating higher quality leads at reasonable cost, increasing sales close rates and enhancing its customer activation process,

•	Negotiating lower subscriber account purchase price multiples in its Dealer Channel, and

•	Expanding the use and availability of third party financing, which will drive down net creation costs.

Attrition

While Monitronics has also experienced higher subscriber attrition rates in the past few years, it has continued to develop its efforts to manage subscriber attrition, which it believes will help drive increases in its subscriber base and stakeholder value. Monitronics currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Effectively managing the credit quality of new customers,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to Monitronics, and

•	Implementing effective pricing strategies.

Margin Improvement

Monitronics has also adopted initiatives to reduce expenses and improve its financial results, which include:

•	Reducing its operating costs by right sizing the cost structure to the business and leveraging its scale,

•	Outsourcing certain high volume, non-critical processes,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While there are uncertainties related to the successful implementation of the foregoing initiatives impacting Monitronics' ability to achieve net profitability and positive cash flows in the near term, Monitronics believes it will position itself to improve its operating performance, increase cash flows and create stakeholder value over the long-term.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is a non-GAAP measure and is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.  Ascent Capital believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics' covenants are calculated under the agreements governing its debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that Ascent Capital believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$128,091	135,013	$257,697	268,766
Cost of services	28,536	33,047	55,300	65,748
Selling, general and administrative, including stock-based and long-term incentive compensation	29,364	34,387	61,876	71,793
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,138	53,891	98,283	108,302
Interest expense	40,521	40,422	78,415	79,074
Income tax expense	666	1,347	1,337	2,693
Net income (loss)	628,901	(244,367)	601,062	(275,205)

Adjusted EBITDA (a)
Monitronics business Adjusted EBITDA	$68,276	72,159	$142,015	142,198
Corporate Adjusted EBITDA	(1,106)	(2,759)	(2,126)	(3,929)
Total Adjusted EBITDA	$67,170	69,400	$139,889	138,269
Adjusted EBITDA as a percentage of Net revenue
Monitronics business	53.3%	53.4%	55.1%	52.9%
Corporate	(0.9)%	(2.0)%	(0.8)%	(1.5)%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$10,877	13,135	$18,192	24,825
Revenue associated with subscriber acquisition costs	(2,393)	(1,255)	(4,096)	(2,767)
Expensed Subscriber acquisition costs, net	$8,484	11,880	$14,096	22,058

(a)	See reconciliation of Net income (loss) to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $6,922,000, or 5.1%, and $11,069,000, or 4.1%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2019. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $45.01 as of June 30, 2018 to $45.40 as of June 30, 2019. In addition, the Company recognized decreases in revenue of $1,373,000 and $3,065,000 for the three and six months ended June 30, 2019, respectively, as compared to increases in revenue of $2,445,000 and $2,770,000 for the three and six months ended June 30, 2018, respectively, related to changes in Topic 606 contract assets.

Cost of services.  Cost of services decreased $4,511,000, or 13.7%, and $10,448,000, or 15.9%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding prior year periods. The decrease for the three and six months ended June 30, 2019 is primarily attributable to decreased field service costs due to a lower volume of retention and move jobs being completed and a decrease in expensed subscriber acquisition costs. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $3,051,000 and $4,845,000 for the three and six months ended June 30, 2019, respectively, as compared to $4,320,000 and $7,930,000 for the three and six months ended June 30, 2018, respectively. Cost of services as a percent of net revenue decreased from 24.5% for both the three and six months ended June 30, 2018, respectively, to 22.3% and 21.5% for the three and six months ended June 30, 2019, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $5,023,000, or 14.6%, and $9,917,000, or 13.8%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding prior year periods. The decrease is attributable to several factors, including Monitronics receiving a $4,800,000 insurance receivable settlement in April 2019 from an insurance carrier that provided coverage related to the 2017 class action litigation of alleged violation of telemarketing laws. Contributing to the decreased SG&A in 2019 were reduced subscriber acquisition selling and marketing costs associated with the creation of new subscribers and expenses recognized in prior periods that were not incurred in the current periods, which include $2,403,000 and $3,295,000 of Monitronics' rebranding expense that was recognized in the three and six months ended June 30, 2018, respectively, and $2,955,000 of Ascent Capital severance expense related to transitioning Ascent Capital executive leadership in the six months ended June 30, 2018. Subscriber acquisition costs decreased to $7,826,000 and $13,347,000 for the three and six months ended June 30, 2019, respectively, as compared to $8,815,000 and $16,895,000 for the three and six months ended June 30, 2018, respectively. These decreases are partially offset by a legal settlement received in the second quarter of 2018 for $983,000 and increased consulting fees on integration / implementation of company initiatives and increased Topic 606 contract asset impairment costs incurred during the three and six months ended June 30, 2019. SG&A as a percent of net revenue decreased from 25.5% and 26.7% for the three and six months ended June 30, 2018, respectively, to 22.9% and 24.0% for the three and six months ended June 30, 2019, respectively.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $4,753,000, or 8.8%, and $10,019,000, or 9.3%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding prior year periods. The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended June 30, 2019 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the second quarter of 2018, which have a lower rate of amortization in 2019 based on the applicable double declining balance amortization method.

Interest expense.  Interest expense increased $99,000, or 0.2%, for the three months ended June 30, 2019 and decreased $659,000, or 0.8%, for the six months ended June 30, 2019, as compared to the corresponding prior year periods. The increase in interest expense for the three months ended June 30, 2019 is attributable to increased interest costs on the Credit Facility revolver due to a higher outstanding balance at June 30, 2019, and higher interest rates in the current year, as compared to the corresponding prior year period. The decrease in interest expense for the six months ended June 30, 2019 is attributable to a decrease in the Company's Convertible Notes principal balance and amortization of debt discount and deferred debt costs under the effective interest rate method. These decreases also partially offset the increase in interest expense for the three months ended June 30, 2019.

Income tax expense.  The Company had pre-tax income of $629,567,000 and $602,399,000 and income tax expense of $666,000 and $1,337,000 for the three and six months ended June 30, 2019, respectively.  The Company had pre-tax loss of $243,020,000 and $272,512,000 and income tax expense of $1,347,000 and $2,693,000 for the three and six months ended June 30, 2018, respectively. Income tax expense for the three and six months ended June 30, 2019 is attributable to Monitronics' state tax expense incurred from Texas margin tax. The gain on deconsolidation of subsidiaries for the three and six months ended June 30, 2019 had no tax impact given Ascent Capital's tax basis in its investment in Monitronics did not change. Income tax expense for the three and six months ended June 30, 2018 is attributable to Monitronics' state tax expense incurred from Texas margin tax and the deferred tax impact from amortization of deductible goodwill related to Monitronics' business acquisitions.

Net income (loss). The Company had net income of $628,901,000 and $601,062,000 for the three and six months ended June 30, 2019, respectively, as compared to net loss of $244,367,000 and $275,205,000 for the three and six months ended June 30, 2018, respectively. The increase in net income is primarily attributable to the gain on deconsolidation of subsidiaries recognized during the three and six months ended June 30, 2019, respectively, and the loss on goodwill impairment recorded in the three and six months ended June 30, 2018, respectively, partially offset by the restructuring and reorganization expense recorded in the three and six months ended June 30, 2019, respectively.

Adjusted EBITDA. The following table provides a reconciliation of Net income (loss) to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$628,901	(244,367)	$601,062	(275,205)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,138	53,891	98,283	108,302
Depreciation	3,123	2,871	6,281	5,492
Stock-based compensation	(389)	685	70	970
Long-term incentive compensation	264	—	550	—
Severance expense (a)	—	—	—	2,955
LiveWatch acquisition contingent bonus charges	—	62	63	124
Legal settlement reserve (related insurance recovery)	(4,800)	—	(4,800)	—
Rebranding marketing program	—	2,403	—	3,295
Integration / implementation of company initiatives	1,833	—	3,414	—
Loss on goodwill impairment	—	214,400	—	214,400
Gain on deconsolidation of subsidiaries	(685,530)	—	(685,530)	—
Restructuring and reorganization expense	34,730	—	34,730	—
Interest income	(318)	(774)	(862)	(1,255)
Interest expense	40,521	40,422	78,415	79,074
Realized and unrealized (gain) loss, net on derivative financial instruments	(969)	—	6,804	—
Refinancing expense	—	—	331	—
Insurance recovery in excess of cost on Ascent Convertible Note litigation	—	—	(259)	—
Unrealized gain on marketable securities, net	—	(1,540)	—	(2,576)
Income tax expense	666	1,347	1,337	2,693
Adjusted EBITDA	$67,170	69,400	$139,889	138,269

(a)	Severance expense related to transitioning executive leadership at Ascent Capital in 2018.

Adjusted EBITDA decreased $2,230,000, or 3.2%, for the three months ended June 30, 2019 and increased $1,620,000, or 1.2%, for the six months ended June 30, 2019, as compared to the corresponding prior year periods.  The decrease for the three months ended June 30, 2019 is primarily the result of decreases in net revenue offset by favorable decreases in cost of services and subscriber acquisition costs. This decrease was also impacted by increases in other Monitronics' SG&A costs that were not adjusted for in the table above, offset by decreases in Ascent Capital SG&A costs due to decreased headcount and corporate activity. The increase for the six months is primarily the result of decreased cost of services, subscriber acquisition costs and Ascent Capital SG&A costs, offset by decreases in net revenue.

Monitronics' consolidated Adjusted EBITDA was $68,276,000 and $142,015,000 for the three and six months ended June 30, 2019, respectively, as compared to $72,159,000 and $142,198,000 for the three and six months ended June 30, 2018, respectively.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $8,484,000 and $14,096,000 for the three and six months ended June 30, 2019, respectively, as compared to $11,880,000 and $22,058,000 for the three and six months ended June 30, 2018, respectively. The decrease in subscriber acquisition costs, net is primarily attributable to decreased production volume in Monitronics' Direct to Consumer Channel year over year.

Liquidity and Capital Resources

At June 30, 2019, we had $29,762,000 of cash and cash equivalents. We plan to use our remaining cash and cash equivalents to fund Ascent Capital liabilities and contribute to the Merger of Ascent Capital and Monitronics.

Our source of funds through June 30, 2019 was primarily our cash flows from operating activities of Monitronics.  During the six months ended June 30, 2019 and 2018, our cash flow from operating activities was $98,118,000 and $63,672,000, respectively.  The primary drivers of our cash flow from operating activities were the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  Following the deconsolidation of Monitronics, Ascent Capital has no sources of revenue. In addition, our cash flow may be significantly impacted by changes in working capital.

During the six months ended June 30, 2019 and 2018, Monitronics used cash of $61,335,000 and $69,695,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2019 and 2018, Monitronics used cash of $6,767,000 and $8,928,000, respectively, to fund its capital expenditures.

On February 14, 2019, Ascent Capital repurchased $75,674,000 in aggregate principal amount of then outstanding Convertible Notes pursuant to the Settlement Agreement (as defined and described in Note 11, Commitments, Contingencies and Other Liabilities). Convertible Notes repurchased pursuant to the Settlement Agreement were cancelled.

On February 19, 2019, Ascent Capital commenced a cash tender offer to purchase any and all of its outstanding Convertible Notes (the “Tender Offer”). On March 22, 2019, the Company entered into transaction support agreements with holders of approximately $18,554,000 in aggregate principal amount of the Convertible Notes, pursuant to which the Company agreed to increase the purchase price for the Convertible Notes in the Tender Offer to $950 per $1,000 principal amount of Convertible Notes, with no accrued and unpaid interest to be payable (as so amended, the “Amended Tender Offer”) and such holders agreed to tender, or cause to be tendered, into the Amended Tender Offer all Convertible Notes held by such holders. The Amended Tender Offer was settled on April 1, 2019. A total of $20,841,000 in aggregate principal amount of Convertible Notes were accepted for payment pursuant to the Amended Tender Offer. Following the consummation of the transactions contemplated by the Settlement Agreement and the consummation of the Amended Offer, the Company separately negotiated the repurchase of the remaining $260,000 in aggregate principal amount for cash of $247,000 during the second quarter of 2019.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations including factors discussed above.  Ascent Capital will require at least $20,000,000 in cash under the terms of the Merger Agreement to contribute to the Merger of Ascent Capital and Monitronics. Given forecasted expenditures subsequent to June 30, 2019 through the anticipated date of the Merger, Ascent Capital currently expects to have sufficient cash on hand to complete the Merger, but there can be no assurances that it will meet all the requirements stipulated in the RSA, including cash on hand if forecasted expenditures are larger than expected. If the Merger is not completed for any reason as noted in the RSA, then the restructuring of Monitronics will be completed without the participation of Ascent Capital and Ascent Capital's equity interests in Monitronics will be cancelled without Ascent Capital recovering any property or value on account of such equity interests. Furthermore, Ascent Capital will be obligated to make a cash contribution to Monitronics in the amount of $3,500,000 upon Monitronics' emergence from bankruptcy if the Merger is not consummated.

Without ownership in Monitronics, Ascent Capital will have no primary source of cash flows and may have insufficient liquidity to generate future returns for its shareholders.

In any event, we may seek external equity or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that would be acceptable to us or at all. Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our subscribers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Pursuant to the repurchase and settlement of the Convertible Notes, Ascent Capital has no debt.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Monitronics Bankruptcy

On June 30, 2019 (the "Petition Date"), to implement the financial restructuring contemplated in the RSA, Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary reorganization cases (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") to implement a restructuring pursuant to a partial prepackaged plan of reorganization (the "Plan") and the various related transactions. The Debtors' Chapter 11 Cases are being jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650.

On the Petition Date, the Debtors filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the "First Day Motions"), which were subsequently approved by the Bankruptcy Court. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, Monitronics was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, to continue its operations without interruption during the course of the Chapter 11 Cases. Also pursuant to the First Day Motions, Monitronics received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its Chapter 11 Cases, pay certain pre-petition claims of its dealers, creditors in the normal course and taxes, continue its cash management programs and insurance policies, as well as continue to honor its dealer program post-petition. Monitronics is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until the Plan is effective, Monitronics will continue to manage its properties and operate its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Plan confirmation hearing is currently scheduled for August 7, 2019.

Item 1A.  Risk Factors.

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to the Merger
The Monitronics common stock to be received by Ascent Capital stockholders upon completion of the Merger will have different rights from shares of Ascent Capital common stock.

Upon completion of the Merger and the restructuring, Ascent Capital stockholders will no longer be stockholders of Ascent Capital and will relinquish all rights, preferences and privileges, including any liquidation preferences, in Ascent Capital. Instead, Ascent Capital stockholders will become stockholders of Reorganized Monitronics and their rights as stockholders will be governed by the terms of Reorganized Monitronics' Amended and Restated Certificate of Incorporation and Bylaws. The terms of Reorganized Monitronics' Amended and Restated Certificate of Incorporation and Bylaws are in some respects materially different than the terms of Ascent Capital's Amended and Restated Certificate of Incorporation and Bylaws, which currently govern the rights of Ascent Capital stockholders. See the section entitled "Comparative Rights of Ascent Capital and Monitronics Stockholders" in Monitronics’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission ("SEC") on July 25, 2019, for a discussion of the different rights we expect to be associated with Monitronics common stock.

After completion of the Merger, redomiciliation and restructuring, Ascent Capital stockholders will have a significantly lower ownership and voting interest in Reorganized Monitronics than they currently have in Ascent Capital, and will exercise less influence over management.

Based on the number of shares of Series A common stock and Series B common stock issued and outstanding as of July 12, 2019, after giving effect to the Merger and the redomiciliation and assuming completion of the restructuring as described in the RSA, holders of Ascent common stock may receive up to 5.82% of the outstanding shares of Monitronics common stock as of the Plan effective date, subject to dilution by an incentive compensation plan to be adopted. Consequently, former Ascent Capital stockholders will have less influence over the management and policies of Reorganized Monitronics than they currently have over the management and policies of Ascent Capital.

The market price of Monitronics common stock after the Merger may be affected by factors different from those affecting the market price of Ascent Capital common stock currently.

Upon completion of the Merger, redomiciliation and restructuring, holders of Ascent Capital common stock will become holders of Monitronics common stock. While Ascent Capital and Monitronics currently share certain corporate services and business platforms, the overall business composition and asset mix of Ascent Capital, along with its liabilities and potential exposures, differs from that of Monitronics in certain important respects, and accordingly, the results of operations of Reorganized Monitronics after the Merger, as well as the market price of Monitronics common stock, may be affected by factors different from those currently affecting the results of operations of Ascent Capital, including:

•	actual or anticipated fluctuations in Reorganized Monitronics' operating results;

•	changes in earnings estimated by securities analysts or Reorganized Monitronics' ability to meet those estimates;

•	the operating and stock price performance of comparable companies; and

•	domestic economic conditions.

There can be no assurance that an active trading market will develop or be sustained for Monitronics common stock. Neither Ascent Capital nor Monitronics can predict the prices at which the Monitronics common stock may trade after the restructuring and the Merger or whether the market price of shares of Monitronics common stock will be less than, equal to or greater than the market price of a share of Ascent Capital common stock held by such stockholder prior to the restructuring and the Merger. There is no current trading market and thus no trading history for Monitronics common stock.

While the Merger is pending, Ascent Capital and Monitronics are subject to business uncertainties and contractual restrictions that could disrupt Ascent Capital's and Monitronics' business.

Ascent Capital and Monitronics have experienced and, whether or not the pending Merger is completed, Ascent Capital and Monitronics may continue to experience disruption of their current plans and operations due to the pending restructuring and the pending Merger, which could have an adverse effect on Ascent Capital's and Monitronics' business and financial results. Employees and other key personnel may have uncertainties about the effect of the restructuring and the pending Merger, and those uncertainties may impact the ability to retain, recruit and hire key personnel to manage and run the Ascent Capital and Monitronics businesses while the restructuring is pending and while the Merger is pending or if it is not completed. To date, Ascent Capital and Monitronics have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the restructuring and the proposed Merger, and certain of these fees and costs are payable by Ascent Capital and Monitronics whether or not the proposed Merger is completed or the restructuring is completed. Furthermore, Ascent Capital and Monitronics cannot predict how suppliers and customers will view or react to the restructuring or the proposed Merger, and some may be hesitant to transact with the businesses of Ascent Capital and Monitronics. If Ascent Capital and Monitronics are unable to reassure customers and suppliers to continue transacting with the businesses of Ascent Capital and Monitronics, respectively, whether or not the proposed Merger is completed, Ascent Capital's and Monitronics' financial results may be adversely affected.

In the event the Merger is not completed, the trading price of Ascent Capital common stock and Ascent Capital's and Monitronics' future businesses and financial results may be negatively impacted.

As noted below, the conditions to the completion of the Merger may not be satisfied, and under certain circumstances, the Merger Agreement may be terminated. If the Merger is not completed for any reason, Monitronics and Ascent Capital may be subject to a number of risks, including:

•
the RSA parties other than Ascent Capital may pursue a restructuring of the Debtors without the Merger and without the participation of Ascent Capital, Ascent Capital will be obligated to make the toggle contribution, Monitronics common stock will be issued to certain creditors of Monitronics (and will be eligible for grant to its management pursuant to an incentive compensation plan to be adopted) and not to Ascent Capital or stockholders of Ascent Capital, Ascent Capital's equity interests in Monitronics will be cancelled without consideration as a result of the non-Ascent restructuring in accordance with the Plan and the holders of Ascent Capital common stock would own stock in a company whose only assets are a minimal amount of cash and certain net operating losses ("NOLs");

•	Ascent Capital remaining liable for significant transaction costs;

•	the focus of management of Monitronics and Ascent Capital having been diverted from seeking other potential opportunities without realizing any benefits of the completed Merger;

•	Monitronics and Ascent Capital experiencing negative reactions from their respective customers, suppliers, regulators and employees; and

•	the price of Ascent Capital common stock declining significantly from current market prices, given that current market prices may reflect a market assumption that the Merger will be completed.

If the Merger is not completed, the risks described above may materialize and adversely affect Monitronics' and Ascent Capital's businesses, financial condition and financial results and Ascent Capital's stock price.

Monitronics and Ascent Capital may be in the future subject to litigation with respect to the Merger, which could prohibit the Merger or be time consuming and divert the resources and attention of Monitronics' and Ascent Capital's management.

Monitronics and the individual members of its board of directors or Ascent Capital and the individual members of its board of directors may be named in lawsuits relating to the Merger Agreement and the proposed Merger, which could, among other things, seek to challenge or enjoin the Merger or seek monetary damages. The defense of any such lawsuits may be expensive and may divert management's attention and resources, which could adversely affect Monitronics' and Ascent Capital's business results of operations and financial condition. Additionally, if such lawsuits delay or prevent the approval of the proposal to approve and adopt the Merger Agreement at a special meeting of Ascent Capital’s stockholders (the “Merger Proposal”) or the Merger is otherwise not consummated on the Plan effective date for any reason, then the non-Ascent restructuring may occur without the Merger, the Merger will not be consummated, and Ascent Capital's equity interests in Monitronics would be cancelled without Ascent Capital recovering any property or value on account of such equity interests, all of which could have a material adverse effect on Ascent Capital's business results of operations and financial condition.

Additionally, even if the Merger is approved, the conditions precedent to the consummation of the Plan may not occur, Monitronics may abandon the Plan or otherwise pursue an alternative transaction under Chapter 11. In such case, Monitronics may pursue a plan that does not provide for any recovery to Ascent Capital on account of its equity interest. Under U.S. bankruptcy law, unless Monitronics pays its pre-bankruptcy creditors in full on account of their claims, Ascent Capital would not have the right to receive or retain any property on account of its equity interests in Ascent Capital.

The Merger is subject to various closing conditions, including receipt of stockholder approvals and other uncertainties and there can be no assurances as to whether and when it may be completed.

The completion of the Merger is subject to a number of closing conditions, many of which are not within Monitronics' or Ascent Capital's control, and failure to satisfy such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include (1) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the combined voting power of the outstanding shares of Ascent common stock entitled to vote, voting as a single class, (2) Ascent Capital, as the sole stockholder of Monitronics, shall have approved the adoption of the Merger Agreement, (3) the Plan shall become effective on terms materially consistent with the RSA, the Plan shall have been confirmed by the Bankruptcy Court pursuant to a confirmation order materially consistent with the RSA, such confirmation order shall be in full force and effect and shall not have been stayed, modified, or vacated, and the Plan effective date shall occur contemporaneously with the closing of the Merger, (4) the shares of Monitronics common stock to be issued to the holders of Ascent Capital common stock upon consummation of the Merger and the redomiciliation shall be quoted on any tier of the OTC Markets Group or any other similar national or international quotation service, subject to official notice of issuance, (5) the registration statement of which this proxy statement/prospectus forms a part shall have become effective under the Securities Act, and no stop order suspending the effectiveness of this registration statement shall have been issued and no proceedings for that purpose shall have been initiated or threatened by the SEC, (6) no outstanding order, decision, judgment, writ, injunction, stipulation, award or decree ("Order") prevents the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement, and no statute, rule, regulation or Order shall prohibit or make illegal the consummation of the Merger and (7) Ascent Capital shall have received an opinion of Baker Botts L.L.P., tax counsel to Ascent Capital, dated the closing date of the Merger to the effect that the Merger should be treated as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The Merger Agreement shall be terminated at any time prior to the Merger effective time, whether before or after Ascent Capital stockholder approval or Monitronics stockholder approval has been obtained, without any further action by either of Ascent Capital or Monitronics upon the earlier to occur of (i) a non-Ascent restructuring toggle event and (ii) eighty (80) days after the date that Monitronics commenced Chapter 11 proceedings. If the Merger does not receive, or timely receive, the required stockholder approvals, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect Monitronics' and Ascent Capital's business, financial performance and operating results and the price per share for Monitronics common stock and Ascent Capital common stock. There can be no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, the restructuring contemplated by the RSA may occur without the Merger and Ascent Capital's equity interests in

Monitronics would be cancelled as a result of the restructuring in accordance with the Plan without Ascent Capital recovering any property or value on account of such equity interests. In such an event, the holders of Ascent common stock would own stock in a company whose only significant assets are a minimal amount of cash and certain NOLs. In such case, if Ascent makes the toggle contribution before the Plan effective date, it would receive certain releases in exchange as provided in the Plan.

Following the Merger, redomiciliation and restructuring, the composition of directors and officers of Reorganized Monitronics will be different than the composition of the current Monitronics directors and officers and the current Ascent Capital directors and officers.

Upon completion of the Merger, redomiciliation and restructuring, the composition of directors and officers of Reorganized Monitronics will be different than the current composition of Monitronics directors and officers and Ascent Capital directors and officers. The Monitronics board of directors currently consists of four directors and the Ascent Capital board of directors currently consists of five directors. Pursuant to the Plan, the number of directors on the board of directors of Reorganized Monitronics will be seven, and the directors will be appointed in accordance with the Plan.

With a different composition of directors and officers for Reorganized Monitronics, the management and direction of Reorganized Monitronics may be different than the current management and directors of each of Monitronics and Ascent Capital, and accordingly, may also result in new business plans and growth strategies as well as divergences from or alterations to existing ones at Monitronics and Ascent Capital. Any new business plans or growth strategies implemented by the new composition of directors and officers or any divergences from or alterations to existing business plans and strategies, if unsuccessful, may lead to material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and an adverse impact on operations and financial results.

Monitronics and Ascent Capital directors and officers may have interests in the Merger different from the interests of Ascent Capital stockholders.

Monitronics and Ascent Capital directors and executive officers may have interests in the Merger that are different from, or are in addition to, those of Ascent Capital stockholders, respectively. These interests include, but are not limited to, the continued employment of certain executive officers of Monitronics and Ascent Capital by Reorganized Monitronics and the treatment in the Merger of stock options, equity awards and other rights held by Monitronics and Ascent Capital directors and executive officers.

The Monitronics board of directors was aware of these interests and considered them, among other things, in evaluating the Merger and negotiating the Merger Agreement. The Ascent Capital board of directors was aware of these interests and considered them, among other things, in evaluating and negotiating the Merger Agreement and the Merger.

Risks Related to the Restructuring and Other Bankruptcy Law Considerations
The completion of the Plan will be subject to a number of significant conditions.

Although Monitronics and its domestic subsidiaries party to the RSA believe that the Plan effective date will occur in the second half of 2019, there can be no assurance as to such timing or that all conditions precedent will be satisfied. The occurrence of the Plan effective date is subject to certain conditions precedent as described in the Plan, including, among others, those relating to the exit financing facilities and the receipt or filing of all applicable approvals or applications with applicable government entities. The receipt of an order issued by the Bankruptcy Court under section 1129 of the Bankruptcy Code confirming the terms of the Plan (the “Confirmation Order”) and its unconditional effectiveness are conditions precedent to completing the Merger. A stay, modification, or vacation of the Confirmation Order will delay the completion of the Merger.

Monitronics filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code; therefore, it is subject to the risks and uncertainties associated with bankruptcy proceedings.

In order to implement the restructuring contemplated by the RSA, the Debtors voluntarily filed petitions for relief under Chapter 11 of the Bankruptcy Code. Upon the commencement of the Chapter 11 Cases, the operations and affairs of the Debtors became subject to the supervision and jurisdiction of the Bankruptcy Court, as provided under the Bankruptcy Code. Solely to the extent that the Merger does not occur, Ascent Capital expects that it will deconsolidate Monitronics and its subsidiaries from Ascent Capital's financial results upon the effectiveness of the Plan.

Monitronics and Ascent Capital are subject to a number of risks and uncertainties associated with the Chapter 11 Cases, which may lead to potential adverse effects on Monitronics' and Ascent Capital's liquidity, results of operations, or business prospects. Monitronics and Ascent Capital cannot assure you of the outcome of the Chapter 11 Cases. Risks associated with the Chapter 11 Cases include the following:

•	the ability of the Debtors to continue as a going concern;

•
the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings and any appeals of any such rulings in general;

•	the ability of the Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•	the length of time the Debtors will operate under the Chapter 11 Cases and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the Debtors to complete the Plan and Ascent Capital's limited role in the Plan;

•	Ascent Capital losing control over the operation of the Debtors as a result of the restructuring process;

•
risks associated with third-party motions, proceedings and litigation in the Chapter 11 Cases and any appeals of any rulings in such motions, proceedings and litigation, which may interfere with the Plan;

•	Ascent Capital's and the Debtors' ability to maintain sufficient liquidity throughout the Chapter 11 Cases;

•	increased costs being incurred by Ascent Capital and the Debtors related to the bankruptcy proceeding, other litigation and any appeals of any rulings in such proceeding or other litigation;

•
Ascent Capital's and the Debtors' ability to manage contracts that are critical to Ascent Capital's and the Debtors' operations, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•	Ascent Capital's and the Debtors' ability to attract, retain, motivate or replace key employees;

•	Ascent Capital's and the Debtor's ability to fund and execute its business plan;

•	the disposition or resolution of all pre-petition claims against Ascent Capital and the Debtors; and

•	Ascent Capital's ability to maintain existing customers and vendor relationships and expand sales to new customers.

The Chapter 11 Cases may disrupt Ascent Capital's and Monitronics' business and may materially and adversely affect its operations.

Ascent Capital and Monitronics have attempted to minimize the adverse effect of the Debtors' Chapter 11 Cases on its relationships with its employees and other parties. Nonetheless, its relationships with employees may be adversely impacted by negative publicity or otherwise and its operations could be materially and adversely affected by the bankruptcy of its sole, direct operating subsidiary. In addition, the Chapter 11 Cases could negatively affect its ability to attract new employees and retain existing high performing employees or executives, which could materially and adversely affect Ascent Capital's and Monitronics' business.

The Chapter 11 Cases limit the flexibility of management in running the Debtors' business.

While the Debtors operate their businesses as debtors-in-possession under supervision by the Bankruptcy Court, Bankruptcy Court approval is required with respect to certain aspects of the Debtors' business, and in some cases certain holders of claims against Monitronics who have entered into the RSA, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including the statutory committees appointed in the Chapter 11 Cases, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit the Debtors' ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the Debtors could be prevented from engaging in non-ordinary course activities and transactions that they believe are beneficial to them.

Additionally, the terms of the DIP Facility and applicable orders entered by the Bankruptcy Court may limit the Debtors' ability to undertake certain business initiatives. These limitations may include, among other things, the Debtors' ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Debtors' assets;

•	grant liens;

•	incur debt for borrowed money outside the ordinary course of business;

•	prepay prepetition obligations; and

•	finance the Debtors' operations, investments or other capital needs or to engage in other business activities that would be in the Debtors' interests.

Ascent Capital's cash flow and ability to meet its obligations will be adversely affected if Monitronics has insufficient liquidity for its business operations during the Chapter 11 Cases.

Although Ascent Capital believes that Monitronics will have sufficient liquidity to operate its businesses during the pendency of the Chapter 11 Cases, there can be no assurance that the revenue generated by Monitronics' business operations and cash made available to Monitronics will be sufficient to fund its operations, especially as Monitronics is expected to continue incurring substantial professional and other fees related to the restructuring. Monitronics has entered into the DIP Facility with KKR Credit Advisors (US) LLC and certain other parties thereto. In the event that the DIP Facility is not sufficient to meet Monitronics' liquidity requirements, Monitronics may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If, for one or more reasons, Monitronics is unable to obtain such additional financing, Monitronics could be required to seek a sale of the company or certain of its material assets or its businesses and assets may be subject to liquidation under Chapter 7 of the Bankruptcy Code, and Monitronics may cease to continue as a going concern, which could harm Ascent Capital's business, results of operations and financial condition.

The Bankruptcy Court may not confirm the Plan or may require Monitronics to re-solicit votes with respect to the Plan.

Neither Ascent Capital nor Monitronics can assure you that the Plan will be confirmed by the Bankruptcy Court. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by the Bankruptcy Court that the plan of reorganization is "feasible," that all claims and interests have been classified in compliance with the provisions of Section 1122 of the Bankruptcy Code, and that, under the plan of reorganization, each holder of a claim or interest within each impaired class either accepts the plan of reorganization or receives or retains cash or property of a value, as of the date the plan of reorganization becomes effective, that is not less than the value such holder would receive or retain if the debtor were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that the feasibility test and other requirements of Section 1129 of the Bankruptcy Code have been met with respect to the Plan.

There can be no assurance that modifications to the Plan will not be required for confirmation, or that such modifications will not require a re-solicitation of votes on the Plan.

Moreover, the Bankruptcy Court could fail to approve the Plan or the disclosure statement sent to Monitronics' senior lenders and determine that the votes in favor of the Plan should be disregarded. Monitronics then would be required to recommence the solicitation process, which would include re-filing a plan of reorganization and disclosure statement. Typically, this process involves a 60- to 90-day period and includes a court hearing for the required approval of a disclosure statement, followed (after bankruptcy court approval) by another solicitation of claim and interest holder votes for the plan of reorganization, followed by a confirmation hearing at which the Bankruptcy Court will determine whether the requirements for confirmation have been satisfied, including the requisite claim and interest holder acceptances.

If the Plan is not confirmed, Monitronics' reorganization case could be converted into a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate either Monitronics' assets, as applicable, for distribution in accordance with the priorities established by the Bankruptcy Code. Alternatively, Monitronics may elect to pursue a Chapter 11 plan that is substantially different than the Plan, subject to the RSA. Monitronics believes that liquidation under Chapter 7 of the Bankruptcy Code would result in, among other things:

•	smaller distributions being made to creditors than those provided for in the Plan because of:

•	the likelihood that Monitronics' assets would need to be sold or otherwise disposed of in a less orderly fashion over a short period of time;

•	additional administrative expenses involved in the appointment of a trustee; and

•
additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of Monitronics' operations.

The Bankruptcy Court may determine that solicitation of votes on the Plan does not satisfy the requirements of the Bankruptcy Code.

The Bankruptcy Code provides that a debtor may solicit votes prior to the commencement of a Chapter 11 case if conducted in accordance with applicable non-bankruptcy law governing the adequacy of disclosure in connection with such solicitation or, if there is no such non-bankruptcy law, after disclosure of "adequate information," as defined in the Bankruptcy Code. Additionally, the Bankruptcy Code provides that a holder of a claim will not be deemed to have accepted or rejected a plan before commencement of a Chapter 11 case if the Bankruptcy Court finds that the Plan was not transmitted to substantially all creditors and other interest holders of that same class entitled to vote or that an unreasonably short time was prescribed for voting.

If the Bankruptcy Court concludes that the requirements of the Bankruptcy Code have not been met, then the Bankruptcy Court could deem votes solicited prior to the commencement of the Chapter 11 Cases invalid. If the Bankruptcy Court so concludes, the Plan could not be confirmed without a re-solicitation of votes to accept or reject the Plan. While Monitronics believes that the requirements of the Bankruptcy Code will be met, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

If a re-solicitation of the Plan is required, there can be no assurance that such re-solicitation would be successful. In addition, re-solicitation could delay confirmation of the Plan and result in termination of the RSA. Non-confirmation of the Plan and loss of the benefits under the RSA could result in a lengthy bankruptcy proceeding, the outcome of which would be uncertain.

Monitronics may not be able to satisfy the voting requirements for confirmation of the Plan.

If votes are received in number and amount sufficient to enable the Bankruptcy Court to confirm the Plan, Monitronics may seek, as promptly as practicable thereafter, confirmation. If the Plan does not receive the required support from voting creditors, Monitronics may elect to amend the Plan, seek confirmation regardless of the rejection, seek to sell its assets pursuant to Section 363 of the Bankruptcy Code, or proceed with a liquidation under Chapter 7, subject to the terms and conditions of the RSA.

The Plan may be confirmed regardless of whether the Merger Proposal is approved in a timely fashion or at all.

Ascent Capital, as the sole Monitronics stockholder, has agreed to support the Plan under the terms of the RSA. Pursuant to the RSA, if any of the following occur (a “non-Ascent restructuring toggle event”):

•	the Merger Proposal is not approved at the special meeting (or any adjournment or postponement thereof),

•
all requisite approvals to consummate the Merger (including approval of the Merger Proposal and all required third-party and regulatory approvals) are not obtained by the date that is no later than sixty-three (63) days after the date that Monitronics commenced Chapter 11 proceedings,

•	the Merger otherwise does not occur on the Plan effective date for any reason,

•	the Net Cash Amount is, or is reasonably expected to be, in the determination of the RSA parties other than Ascent Capital, less than $20 million as of the Plan effective date,

•	there is a material breach by Ascent Capital of the RSA,

•
Ascent Capital (1) communicates its intention not to support the restructuring or files, communicates, executes a definitive written agreement with respect to, or otherwise supports an Alternative Restructuring Proposal and (2) such action has, or may be reasonably expected to have, an adverse effect on the Debtors' ability to consummate the restructuring,

•
Ascent Capital files a motion or pleading with the Bankruptcy Court that is not consistent in all material respects with the RSA, the relief requested by such motion has, or may be reasonably expected to have, a material adverse effect on the Debtors' ability to consummate the restructuring, and such motion is not withdrawn within two business days of the receipt by Ascent Capital of written notice from the other RSA parties that such motion or pleading is inconsistent with the RSA,

•	the occurrence of certain bankruptcy or insolvency events with respect to Ascent Capital specified in the RSA, or

•	Ascent Capital validly terminates the RSA with respect to itself, so long as no other RSA party actually exercises an independent right to terminate the RSA;

then the RSA parties other than Ascent Capital may pursue a restructuring of the Debtors without the Merger and without the participation of Ascent Capital, Ascent Capital will be obligated to make the toggle contribution to Monitronics in the amount of $3.5 million, Monitronics common stock will be issued to certain creditors of Monitronics (and will be eligible for grant to its management pursuant to an incentive compensation plan to be adopted) and not to Ascent Capital or stockholders of Ascent

Capital and Ascent Capital's equity interests in Monitronics will be cancelled without consideration as a result of the non-Ascent restructuring in accordance with the Plan.

Additionally, there may be other events that lead to the restructuring of Monitronics and the other Debtors without the Merger that are not expressly contemplated in the RSA. See "Risk Factors-Risks Related to the Restructuring and Other Bankruptcy Law Considerations."

Additionally, under the "cram down" provisions of the Bankruptcy Code, a plan may be confirmed even if Ascent Capital, as the sole Monitronics stockholder, does not vote to accept the Plan if the Bankruptcy Court finds that such plan does not discriminate unfairly, and is fair and equitable, regarding each class of claims or interests that is impaired under, and has not accepted, the Plan. If the requisite votes of the senior secured lenders and noteholders of Monitronics to accept a plan are obtained, but Ascent Capital, as the sole Monitronics stockholder, does not vote to accept the Plan, Monitronics may seek to have the applicable plan confirmed under the "cram down" provisions of the Bankruptcy Code.

Even if Monitronics receives all necessary acceptances necessary for the Plan to become effective and Ascent Capital receives all necessary acceptances necessary for the Merger, Monitronics may fail to meet all conditions precedent to effectiveness of the Plan.

Although Monitronics and Ascent Capital believe that the effective time of the Merger would occur very shortly after confirmation of the Plan, there can be no assurance as to such timing.

The confirmation and effectiveness of the Plan are subject to certain conditions that may or may not be satisfied. Neither Monitronics nor Ascent Capital can assure you that all requirements for confirmation and effectiveness required under the Plan will be satisfied.

A claim or interest holder may object to, and the Bankruptcy Court may disagree with Monitronics' classifications of each class of creditor claims against Monitronics (“Claims”) and each claim of stockholder interests in Monitronics (Interests).

Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an interest in a particular class only if such claim is substantially similar to the other claims or interests of such class. Although Monitronics believes that the classifications of Claims and Interests under the Plan complies with the requirements set forth in the Bankruptcy Code, a Claim or Interest holder could challenge the classification. In such event, the cost of the Plan and the time needed to confirm the Plan may increase, and neither Monitronics nor Ascent Capital can assure you that the Bankruptcy Court will agree with Monitronics' classification of Claims and Interests. If the Bankruptcy Court concludes that either or both of the classifications of Claims and Interests under the Plan do not comply with the requirements of the Bankruptcy Code, Monitronics may need to modify the Plan. Such modification could require a re-solicitation of votes on the Plan. The Plan may not be confirmed if the Bankruptcy Court determines that Monitronics' classifications of Claims and Interests is not appropriate.

The SEC, the United States Trustee, or other parties may object to the Plan on account of the third-party release provisions.

Any party in interest, including the SEC and the United States Trustee, could object to the Plan on the grounds that the third-party releases are not given consensually or in a permissible non-consensual manner. In response to such an objection, the Bankruptcy Court could determine that the third-party releases are not valid under the Bankruptcy Code. If the Bankruptcy Court made such a determination, the Plan could not be confirmed without being modified to remove or revise the third-party release provisions. This could result in substantial delay in confirmation of the Plan or in the Plan not being confirmed.

Other parties in interest might be permitted to propose alternative plans of reorganization that may be less favorable to certain of Monitronics' constituencies than the Plan.

Although Monitronics has commenced the Chapter 11 Cases to confirm the Plan, other parties in interest could seek authority from the Bankruptcy Court to propose an alternative plan of reorganization. Under the Bankruptcy Code, a debtor-in-possession initially has the exclusive right to propose and solicit acceptances of a plan of reorganization for a period of 120 days from the filing. However, such exclusivity period can be reduced or terminated upon order of the Bankruptcy Court. If such an order were to be entered, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

Alternative plans of reorganization also may treat less favorably the claims of a number of other constituencies, including Monitronics' senior secured creditors, noteholders, employees and trading partners and customers. Monitronics considers maintaining relationships with its senior secured creditors, noteholders, common stockholder, employees and trading partners and customers as critical to maintaining the value of Reorganized Monitronics following consummation of the Merger, and has sought to treat those constituencies accordingly. However, proponents of alternative plans of reorganization may not share Monitronics' assessments and may seek to impair the claims of such constituencies to a greater degree. If there were competing plans of reorganization, Monitronics' reorganization case likely would become longer, more complicated and much more expensive. If this were to occur, or if Monitronics' employees or other constituencies important to Monitronics' business reacted adversely to an alternative plan of reorganization, the adverse consequences discussed in the first risk factor in this section discussing risks related to the Plan also could occur.

Monitronics' business may be negatively affected if it is unable to assume its executory contracts.

An executory contract is a contract on which performance remains due to some extent by both parties to the contract. Monitronics intends to preserve as much of the benefit of its existing contracts and leases as possible. However, with respect to some limited classes of executory contracts, Monitronics may need to obtain the consent of the counterparty to maintain the benefit of the contract. There is no guarantee that such consent either would be forthcoming or that conditions would not be attached to any such consent that makes assuming the contracts unattractive. Reorganized Monitronics would be required to either forego the benefits offered by such contracts or to find alternative arrangements to replace them.

Material transactions could be set aside as fraudulent conveyances or preferential transfers.

Certain payments received by stakeholders prior to the bankruptcy filing could be challenged under applicable debtor/creditor or bankruptcy laws as either a "fraudulent conveyance" or a "preferential transfer." A fraudulent conveyance occurs when a transfer of a debtor's assets is made with the intent to defraud creditors or in exchange for consideration that does not represent reasonably equivalent value to the property transferred. A preferential transfer occurs upon a transfer of property of the debtor while the debtor is insolvent to or for the benefit of a creditor on account of an antecedent debt owed by the debtor that was made on or within 90 days before the date of filing of the bankruptcy petition or one year before the date of filing of the petition, if the creditor, at the time of such transfer was an insider. If any transfer is challenged in the Bankruptcy Court and a fraudulent conveyance or preferential transfer is found to have occurred with regard to any of Monitronics' material transactions, the court could order the recovery of all amounts received by the recipient of the transfer.

Neither Monitronics nor Ascent Capital can predict the amount of time that the Debtors will spend in bankruptcy for the purpose of implementing the Plan, and a lengthy bankruptcy proceeding could disrupt Monitronics' and Ascent Capital's business, as well as impair the prospect for reorganization on the terms contained in the Plan.

While Monitronics and Ascent Capital expect that the Chapter 11 Cases filed solely for the purpose of implementing the Plan will be of short duration and will not be unduly disruptive to either Monitronics' or Ascent Capital's business, neither Monitronics nor Ascent Capital can be certain that this necessarily will be the case. Although the Plan is designed to minimize the length of the bankruptcy proceedings, it is impossible to predict with certainty the amount of time that Monitronics may spend in bankruptcy, and neither Monitronics nor Ascent Capital can be certain that the Plan will be confirmed. Even if confirmed on a timely basis, a bankruptcy proceeding to confirm the Plan could itself have an adverse effect on either Monitronics or Ascent Capital. There is a risk, due to uncertainty about Monitronics' and Ascent Capital's futures, that, among other things:

•	customers could move to Monitronics' competitors, including competitors that have comparatively greater financial resources and that are in comparatively less financial distress;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•
business partners could terminate their relationship with either Monitronics or Ascent Capital or demand financial assurances or enhanced performance, any of which could impair either Monitronics' or Ascent Capital's prospects.

A lengthy bankruptcy proceeding also would involve additional expenses and divert the attention of management from the operation of Monitronics' and Ascent Capital's businesses, as well as create concerns for employees, suppliers and customers.

The disruption that bankruptcy proceedings may have upon Monitronics' and Ascent Capital's businesses could increase with the length of time it takes to complete the proceeding. If Monitronics is unable to obtain confirmation of the Plan on a timely basis, either because of a challenge to the Plan or otherwise, Monitronics may be forced to operate in bankruptcy for an extended period of time while it tries to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

Monitronics may seek to amend, waive, modify or withdraw the Plan at any time prior to the confirmation of the Plan.

Monitronics reserves the right, prior to the confirmation or substantial consummation thereof, subject to the provisions of Section 1127 of the Bankruptcy Code and applicable law and the RSA, to amend the terms of the Plan, or waive any conditions thereto if and to the extent such amendments or waivers are necessary or desirable to consummate the Plan. The potential impact of any such amendment or waiver on the holders of Claims and Interests cannot presently be foreseen but may include a change in the economic impact of the Plan on some or all of the proposed classes or a change in the relative rights of such classes. All holders of Claims and Interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If, after receiving sufficient acceptances, but prior to confirmation of the Plan, Monitronics seeks to modify the Plan, the previously solicited acceptances will be valid only if (1) all classes of adversely affected creditors and interest holders accept the modification in writing or (2) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders accepting Claims and Interests or is otherwise permitted by the Bankruptcy Code.

Monitronics may exhaust its available cash collateral or financing under the DIP Facility if the Chapter 11 Cases take longer than expected to conclude.

The Bankruptcy Court has authorized Monitronics to use cash collateral and the DIP Facility to fund the Chapter 11 Cases. Such access to cash collateral and the DIP Facility will provide liquidity during the pendency of the Chapter 11 Cases. If the Chapter 11 Cases take longer than expected to conclude, Monitronics may exhaust its available cash collateral or financing under the DIP Facility. There can be no assurance that Monitronics will be able to obtain an extension of the right to use cash collateral or additional postpetition financing, in which case, the liquidity necessary for the orderly functioning of Monitronics' business may be impaired materially.

The confirmation and consummation of the Plan could be delayed.

Monitronics estimates that the process of obtaining confirmation of the Plan by the Bankruptcy Court will last approximately 30 to 60 days from the date of the commencement of the Chapter 11 Cases, but it could last considerably longer if, for example, confirmation is contested or the conditions to confirmation or consummation are not satisfied or waived.

The restructuring will likely impair the ability of the Debtors to utilize their pre-restructuring tax attributes.

Ascent Capital and the Debtors have generated substantial NOLs through the taxable year ending December 31, 2018. Ascent Capital and the Debtors believe that their consolidated group will generate additional NOLs for the 2019 tax year. Ascent Capital and Monitronics intend that, upon the Merger, Monitronics would inherit NOLs of Ascent Capital. Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. When the restructuring is consummated, however, it is expected that the Debtors will recognize a substantial amount of cancellation of indebtedness income and, as a result, the Debtors' NOLs will be reduced on account of such cancellation of indebtedness income.

Moreover, the Debtors' ability to use their NOLs may be significantly limited if there is an "ownership change" (as defined in Section 382 of the Code) as a result of the restructuring. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under Section 382 of the Code, absent an applicable exception, if a corporation undergoes an "ownership change," the amount of its NOLs that may be utilized to offset future taxable income generally is subject to an annual limitation based on the equity value of the corporation immediately prior to the ownership change. If the Debtors undergo an ownership change in connection with the Plan, however, the Debtors should be allowed to calculate the limitation on NOLs and other tax attributes, in general, by reference to the Debtors' equity value immediately after the ownership change (rather than the equity value immediately before the ownership change, as is the case under the general rule for non-bankruptcy ownership changes), thus generally reflecting any increase in the value of the stock due to the cancellation of debt resulting from the Plan. The annual limitation could also be increased each year to the extent that there is an unused limitation in a prior year.

Following the implementation of the Plan, it is likely that an "ownership change" will be deemed to occur and the Debtors' NOLs, including those that it is intended will be inherited by Monitronics from Ascent Capital pursuant to the Merger, will be subject to an annual limitation described above. Accordingly, the ability of the Debtors to use their NOLs to offset future taxable income may be significantly limited.

Risks Related to Ascent Capital’s Business

Ascent Capital is subject to the risks below and additional risks described in the section entitled "Risk Factors" in Part I. Item 1A. in Ascent Capital's Annual Report on Form 10-K for the year ended December 31, 2018.

Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment will require significant capital expenditures and could adversely impact Monitronics' business.

Substantially all of Monitronics' subscriber alarm systems use either cellular service or traditional land-lines to communicate alarm signals from the subscribers' locations to Monitronics' monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment may require Monitronics to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. For example, certain cellular carriers recently announced that they plan to retire their 3G and CDMA networks by the end of 2022, and Monitronics currently estimates that the retirement of these networks will impact approximately 485,000 of its subscribers. Monitronics is working on plans to identify and offer equipment upgrades to this population of subscribers. Monitronics does expect to incur significant incremental costs over the next three years related to the retirement of 3G and CDMA networks. While Monitronics is currently unable to provide a more precise estimate for such retirement costs, it currently estimates that it will incur between $60 million and $80 million to complete the retirement of these networks. Total costs for the conversion of such customers are subject to numerous variables, including Monitronics' ability to work with its partners and subscribers on cost sharing initiatives, and the costs that it actually incurs could be materially higher than its current estimates. If Monitronics is unable to adapt timely to changing technologies, market conditions, customer preferences, or convert a substantial portion of its current 3G and CDMA subscribers before the 2022 retirement of these networks, its business, financial condition, results of operations and cash flows could be materially and adversely affected.

In the absence of regulation, certain providers of Internet access may block Monitronics' services or charge their customers more for using Monitronics' services, or government regulations relating to the Internet could change, which could materially adversely affect Monitronics' revenue and growth.

Monitronics' interactive and home automation services are primarily accessed through the Internet and Monitronics' security monitoring services are increasingly delivered using Internet technologies. Users who access Monitronics' services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as Wi-Fi, 3G, or 4G, to use such services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers' ability to use Monitronics' products and services, such as degrading the quality of the data packets Monitronics transmits over their lines, giving Monitronics' packets low priority, giving other packets higher priority than Monitronics', blocking Monitronics' packets entirely, or attempting to charge their customers more for using Monitronics' products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, Monitronics could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge Monitronics for or prohibit Monitronics' services from being available to Monitronics' customers through these tiers, Monitronics' business could be negatively impacted. Some of these providers also offer products and services that directly compete with Monitronics' own offerings, which could potentially give them a competitive advantage.

In addition, the elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that impacts our business, for example, if Internet access providers provide better Internet access for their own alarm monitoring or interactive services that compete with Monitronics' services or limit the bandwidth and speed for the transmission of data from Monitronics' equipment, thereby depressing demand for our services or increasing the costs of services we provide.

Reorganized Monitronics will have a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

Monitronics has a significant amount of indebtedness. After the restructuring, Reorganized Monitronics' indebtedness will include a $145 million revolving credit facility, a $150 million term loan facility and a $822.5 million takeback term loan facility. That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us. For example, it could:

•
make it more difficult for Reorganized Monitronics to satisfy its obligations with respect to its existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing its indebtedness could result in an event of default under such agreements;

•
require Reorganized Monitronics to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under its indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;

•
limit Reorganized Monitronics' ability to obtain additional financing required to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•	expose Reorganized Monitronics to market fluctuations in interest rates;

•	place Reorganized Monitronics at a competitive disadvantage compared to some of its competitors that are less leveraged;

•	reduce or delay investments and capital expenditures; and

•
cause any refinancing of Reorganized Monitronics' indebtedness to be at higher interest rates and require Reorganized Monitronics to comply with more onerous covenants, which could further restrict its business operations.

The agreements that will govern Reorganized Monitronics' various debt obligations after the restructuring impose restrictions on its business and the business of its subsidiaries and such restrictions could adversely affect Reorganized Monitronics' ability to undertake certain corporate actions.

The agreements that will govern Reorganized Monitronics' indebtedness after the restructuring will restrict its ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of its capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates, including Ascent Capital;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	make capital expenditures in excess of certain annual limits;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of AMAs;

•	make certain amendments to its organizational documents;

•	make changes in the nature of its business;

•	enter into certain burdensome agreements;

•	make accounting changes; and

•	use proceeds of loans to purchase or carry margin stock.

In addition, Reorganized Monitronics will be required to comply with certain financial covenants that will require it to, among other things, maintain a consolidated total leverage ratio of not more than (i) 4.50 to 1.00 on or prior to December 31, 2020, (ii) 4.25 to 1.00 from on and after January 1, 2021 through and including December 31, 2021 and (iii) 4.00 to 1.00 thereafter. If Reorganized Monitronics fails to comply with any of the financial covenants, or if Reorganized Monitronics or any of its subsidiaries fails to comply with the restrictions contained in the credit facilities, such failure could lead to an event of default and Reorganized Monitronics may not be able to make additional drawdowns under the revolving portion of the credit facility, which would limit its ability to manage its working capital requirements, and could result in the acceleration of a substantial amount of Reorganized Monitronics' indebtedness.

Reorganized Monitronics' Amended and Restated Certificate of Incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Reorganized Monitronics' stockholders, which could limit Reorganized Monitronics' stockholders' ability to obtain a favorable judicial forum for disputes with Reorganized Monitronics or its directors, officers, employees or agents.

Reorganized Monitronics' Amended and Restated Certificate of Incorporation will provide that, unless Reorganized Monitronics consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any stockholder of Reorganized Monitronics (including beneficial owners) to bring (i) any derivative action or proceeding brought on behalf of Reorganized Monitronics, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of Reorganized Monitronics' directors, officers, or other employees to Reorganized Monitronics or its stockholders, (iii) any action asserting a claim against Reorganized Monitronics, or its directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, Reorganized Monitronics' Amended and Restated Certificate of Incorporation or Reorganized Monitronics' Amended and Restated Bylaws, or (iv) any action asserting a claim against Reorganized Monitronics or any of its directors or officers or other employees that is governed by the internal affairs doctrine, except as to each of (i) through (iv) above, subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise holding any interest in shares of Reorganized Monitronics' capital stock will be deemed to have notice of, and consented to, the provisions of Reorganized Monitronics' Amended and Restated Certificate of Incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with Reorganized Monitronics' directors, officers, employees or agents, which may discourage such lawsuits against Reorganized Monitronics and such persons. Alternatively, if a court were to find these provisions of Reorganized Monitronics' Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Reorganized Monitronics may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

Reorganized Monitronics' Amended and Restated Certificate of Incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, Reorganized Monitronics' Amended and Restated Certificate of Incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The Company did not purchase any of its own equity securities during the three months ended June 30, 2019. The following table sets forth information concerning shares withheld in payment of withholding taxes on certain vesting of stock awards of Series A Common Stock, in each case, during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (Surrendered) (1)		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2019 - 4/30/2019	5,825	(2)	$0.75	—
5/1/2019 - 5/31/2019	2,749	(2)	1.10	—
6/1/2019 - 6/30/2019	—	(2)	—	—
Total	8,574		$0.86	—

(1)
  On June 16, 2011, the Company announced that it received authorization to implement a share repurchase program, pursuant to which it could purchase up to $25,000,000 of its shares of Series A Common Stock, from time to time.  On November 14, 2013, November 10, 2014 and September 4, 2015, the Company’s Board of Directors authorized, at each date, the repurchase of an incremental $25,000,000 of its Series A Common Stock. As of June 30, 2019, 2,391,604 shares of Series A Common Stock had been purchased, at an average price paid of $40.65 per share, pursuant to these authorizations.  As of June 30, 2019, the remaining availability under the Company's existing share repurchase program will enable the Company to purchase up to an aggregate of approximately $2,771,000 of Series A

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

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Agreement and Plan of Merger, dated as of May 24, 2019, by and between Ascent Capital and Monitronics (incorporated by reference to Annex A to Monitronics’ Form S-4/A (File No. 333-231771), filed with the Securities and Exchange Commission on July 22, 2019).

3.1
Amendment No. 1 to the Bylaws of Monitronics International, Inc., dated as of June 29, 2019 (incorporated by reference to Monitronics’ Current Report on Form 8-K (File No. 333-110025), filed with the Securities and Exchange Commission on July 5, 2019 (the “July 8-K”).

10.1
Restructuring Support Agreement, dated as of May 20, 2019, by and among the Debtors, Ascent Capital, certain noteholders and term lenders of the Debtors and other certain parties thereto (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission on May 21, 2019 (the “May 8-K”)).

10.2
Amendment No. 7 to Forbearance Agreement, dated as of May 15, 2019, by and among Ascent Capital, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders party thereto (incorporated by reference to Exhibit 10.2 to the May 8-K).

10.3
Put Option Agreement, dated as of May 28, 2019, by and among Monitronics, Ascent Capital and the Commitment Parties (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission on May 31, 2019).

10.4
Amendment to Restructuring Support Agreement, dated as of June 1, 2019, by and among the Debtors, Ascent Capital, certain noteholders and term lenders of the Debtors and other parties thereto (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission on June 7, 2019 (the “June 8-K”)).

10.5	Amendment to Commitment Letter dated as of June 4, 2019, by and among Monitronics and KKR Credit Advisors (US) LLC (incorporated by reference to Exhibit 10.2 to the June 8-K).
10.6
Forbearance and Limited Waiver to Credit Agreement, dated as of June 14, 2019, by and among Monitronics, Bank of America, N.A., as administrative agent and certain specified lenders party thereto (incorporated by reference to Exhibit 10.1 to Ascent Capital’s Current Report on Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission on June 18, 2019).

10.7
Secured Superpriority Debtor-in-Possession Credit Agreement and Consent to Agency Resignation and Appointment Agreement, dated as of July 3, 2019, among Monitronics, as Borrower, the Guarantors party thereto, Encina Private Credit SPV, LLC, as Administrative Agent, Swingline Lender and L/C Issuer, the Lenders party thereto, KKR Capital Markets LLC, as Lead Arranger and Bookrunner and KKR Credit Advisors (US) LLC, as Structuring Advisor (incorporated by reference to Exhibit 10.1 to the July 8-K).

10.8
Amendment No. 8 to Credit Agreement and Consent to Agency Resignation and Appointment Agreement, dated as of July 3, 2019, among Monitronics, as Borrower, the Guarantors party thereto, Cortland Capital Market Services LLC, in its capacity as successor agent and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the July 8-K).

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

ASCENT CAPITAL GROUP, INC.

Date:	August 7, 2019	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer, General Counsel and Secretary

Date:	August 7, 2019	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)